Form 10QSB
period 1999-09-30
BAY NATIONAL CORP
filed 1999-12-29
CIK 1089787

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999.

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
     1934

     For the transition period from _________ to _________.

                       Commission file number: 333-87781

                            Bay National Corporation
       (Exact name of small business issuer as specified in its charter)

                 Maryland                             52-2176710
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


                2328 West Joppa Road, Baltimore, Maryland 21093
                -----------------------------------------------
                    (Address of principal executive offices)

                                (410) 494-2580
                       ---------------------------------
                          (Issuer's telephone number)

     _____________________________________________________________________
        (Former name, former address and former fiscal year, if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 24, 1999, there were 112,500 shares of the Registrant's common stock, $0.01 par value per share, issued or outstanding. The Registrant is currently offering its stock for sale pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on November 17, 1999.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.


                           BAY NATIONAL CORPORATION
                         (a Development Stage Company)

                                BALANCE SHEETS


                                    ASSETS

                                                    September 30,    August 31,
                                                         1999           1999
                                                    -------------    ----------
                                                     (Unaudited)

Cash                                                  $  968,453    $1,048,218
Equipment - net                                           17,531        12,844
Other assets                                              48,130        25,325
                                                      ----------    ----------

     TOTAL ASSETS                                     $1,034,114    $1,086,387
                                                      ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accrued payroll and payroll taxes                    $    5,880    $   11,535
 Accrued professional fees                                59,761        59,761
                                                      ----------    ----------

     Total liabilities                                    65,641        71,296
                                                      ----------    ----------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par, 1,000,000 shares authorized;
   no shares issued or outstanding                             -             -
 Common stock, $.01 par, 9,000,000 shares authorized,
   112,500 shares issued and outstanding                   1,125         1,125
 Surplus                                               1,123,875     1,123,875
 Deficit accumulated during the development stage       (156,527)     (109,909)
                                                      ----------    ----------

     Total stockholders' equity                          968,473     1,015,091
                                                      ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,034,114    $1,086,387
                                                      ==========    ==========



See accompanying notes.

                           BAY NATIONAL CORPORATION
                         (a Development Stage Company)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                           For the Period
                                       Three Months       from June 3, 1999
                                          Ended        (Date of Inception) to
                                      September 30,         September 30,
                                           1999                 1999
                                      --------------   -----------------------
REVENUES - Interest income              $   4,567             $   4,728
                                        ---------             ---------

EXPENSES:
  Salaries and employee benefits           59,502                65,759
  Professional fees                        59,761                59,761
  Rent                                      5,700                 5,700
  Permits and licenses                     10,098                10,098
  Other                                    19,937                19,937
                                        ---------             ---------

     Total expenses                       154,998               161,255
                                        ---------             ---------

LOSS BEFORE INCOME TAX BENEFIT           (150,431)             (156,527)

INCOME TAX BENEFIT                              -                     -
                                        ---------             ---------

NET LOSS                                $(150,431)            $(156,527)
                                        =========             =========

EARNINGS PER SHARE:
  Basic net loss per share                 $(1.34)               $(1.39)
                                           ======                ======

  Diluted net loss per share               $(1.34)               $(1.39)
                                           ======                ======


See accompanying notes.

                           BAY NATIONAL CORPORATION
                         (a Development Stage Company)

                            STATEMENT OF CASH FLOWS
                       FOR THE PERIOD FROM JUNE 3, 1999
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                  (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (156,527)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Increase in other assets                                     (48,130)
    Increase in accrued payroll and payroll taxes                  5,880
    Increase in accrued professional fees                         59,761
                                                              ----------

      Net cash used by operating activities                     (139,016)
                                                              ----------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Acquisition of equipment                                       (17,531)
                                                              ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Issuance of common stock                                     1,125,000
                                                              ----------

NET INCREASE IN CASH                                             968,453

CASH AT BEGINNING OF PERIOD                                            -
                                                              ----------

CASH AT END OF PERIOD                                         $  968,453
                                                              ==========
Supplemental Cash Flows information:
  Interest payments                                               $    -
                                                                  ======

  Income tax payments                                             $    -
                                                                  ======


See accompanying notes.

                           BAY NATIONAL CORPORATION
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                       FOR THE PERIOD FROM JUNE 3, 1999
                   (DATE OF INCEPTION) TO SEPTEMBER 30, 1999


1.  NATURE OF BUSINESS

      Bay National Corporation (the "Company") was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as the bank holding company of a proposed new national bank with the name Bay National Bank (the "Proposed Bank"). It is intended that the Company will purchase all the shares of common stock to be issued by the Proposed Bank. The Company's operations to date have been limited to taking the necessary actions to organize and capitalize the Company and the Proposed Bank. The Proposed Bank has not commenced operations and will not do so unless the public offering of stock by the Company is successful and the Proposed Bank meets the conditions of the Office of the Comptroller of the Currency (the "OCC") to receive its charter authorizing it to commence operations as a national bank, has obtained the approval of the Federal Deposit Insurance Corporation to insure its deposit accounts, and meets certain other regulatory requirements.

2.  BASIS OF PRESENTATION

      The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the period from June 3, 1999 (Date of Inception) to August 31, 1999, included in the Company's registration statement, as amended, on Form SB-2, filed with the Securities and Exchange Commission.

      The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the period from June 3, 1999 (Date of Inception) to September 30, 1999. The results of the interim periods are not necessarily indicative of the results expected for the full fiscal year.

3.  INITIAL PUBLIC OFFERING

      On November 17, 1999, the Company began offering between 900,000 and 1,500,000 shares of its common stock at $10.00 per share pursuant to a registration statement filed with the Securities and Exchange Commission. The proceeds of the public offering are being held in escrow until the Company receives subscriptions for 900,000 shares and certain other conditions are satisfied.

Item 2.    Management's Plan of Operation.

General.
-------

      Bay National Corporation was organized on June 3, 1999. Since inception, Bay National Corporation's activities have been limited to those related to its organization and capitalization and the organization and capitalization of its proposed national bank subsidiary, Bay National Bank (in organization). These limited activities have been financed solely by Bay National Corporation's sale of an aggregate of 112,500 shares of common stock at a purchase price of $10.00 per share in its organizational offering.

      Bay National Corporation has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission for an offering of a minimum of 900,000 shares and a maximum of 1,500,000 shares of Bay National Corporation's common stock, with an offering price of $10.00 per share. The Registration Statement became effective on November 17, 1999. The primary purpose of the offering is to raise the necessary capital to form and capitalize the Bank. The offering is conditioned upon Bay National Corporation's receipt of acceptable subscriptions for at least 900,000 shares of common stock and receipt of preliminary approval of the Bank's charter by the Office of the Comptroller of the Currency (OCC). The offering will continue until January 31, 2000, unless extended by Bay National Corporation to a date not later than April 30, 2000.

      Bay National Corporation and Bay National Bank will not commence operations unless the offering is successfully completed, Bay National Corporation obtains approval from the Federal Reserve Board to become a bank holding company and the Bank meets the conditions of the (i) OCC to receive its certificate of authority to commence the business of banking and (ii) the Federal Deposit Insurance Corporation (FDIC) to receive deposit insurance.

      Subscription funds received during the offering are placed in an escrow account and are invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government.

      Bay National Corporation believes that the proceeds of the public offering ($9,000,000 if the minimum number of shares are sold, and $15,000,000 if the maximum number of shares are sold) and the proceeds from the organizational offering will be sufficient to fund the expenses of establishing and opening the Bay National Bank, and Bay National Corporation's and Bay National Bank's operations for at least twelve months after the public offering. Bay National Corporation does not anticipate a need to raise additional capital during that period.

      Once Bay National Bank opens, expected in the first or second quarter of 2000, it will begin business from its offices in North Baltimore, Maryland and Salisbury, Maryland. Bay National Bank will accept checking and savings deposits, and will offer a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

      Bay National Corporation expects that Bay National Bank will incur approximately $260,000 in expenses in leasehold improvements for its offices and for furniture, fixtures and equipment for the offices. Bay National Bank will contract with an outside vendor for its data processing. Bay National Corporation anticipates a one-time capital expenditure of $430,000, and annual costs in the first year of operations of approximately $200,000, for data processing services.

Year 2000.
---------

      The Year 2000 poses a significant challenge to all financial institutions and other businesses because many automated systems may cease to function normally in 2000 as a result of the way date files are maintained in those systems. Federal banking regulators have taken a strong position relating to the financial industry's obligations to manage so-called "Y2K risks." As a new institution, Bay National Corporation and Bay National Bank are focusing on making certain that any system put into place is already Y2K compliant. It is Bay National Corporation's and Bay National Bank's policy to require Y2K warranties on all systems obtained and installed. Once warranties of compliance are obtained from the system vendor, it will be the responsibility of Bay National Corporation and Bay National Bank to verify the vendor's claim. Bay National Bank's primary concern will be the operation of its outside data processing service because this service is the foundation of Bay National Bank's operations.

      It is anticipated that Bay National Bank will open in the first or second quarter of 2000, at which time management believes that much of the uncertainty surrounding the Year 2000 Issue should be resolved. As a result, management believes that its risks associated with computer malfunctions related to the Year 2000 Issue should be reduced. However, Bay National Corporation and Bay National Bank will still seek to ensure that its computer systems and its vendors' and clients' computer systems are Y2K compliant and are functioning properly.

      Bay National Corporation will require that Bay National Bank's contract with its data processing service vendor includes a warranty from the vendor that its systems are Y2K compliant and that the transition to the Year 2000 or any other date will not materially adversely affect the vendor's ability to provide services. In addition, Bay National Corporation will require that Bay National Bank's data processing vendor provide Bay National Bank with testing procedures using the actual databases of other financial institutions currently being serviced by the vendor. If it is deemed necessary, Bay National Corporation and Bay National Bank will request Y2K testing using Bay National Bank's database, once it is established. All internal data processing systems, including hardware and software applications which have been or will be obtained, have been or will be warranted as to Y2K compliance. Bay National Bank will test internal stand-alone systems such as document preparation systems after installation. All systems will be analyzed as to the potential disruptive impact of the Year 2000 computer-related malfunctions, and testing procedures will be established based upon the risk of non-compliance. When available, third party testing results will also be obtained and reviewed for compatibility with Bay National Bank's operations.

      Bay National Corporation and Bay National Bank will evaluate all equipment to be purchased for its two offices for Y2K compliance . For example, in addition to information systems, office equipment, security systems, safes and other systems will be assessed. When a system is determined to be date-sensitive, a further determination will be made as to the possible adverse impact of the Year 2000. Where it is found that a risk does exist and the effects of non-compliance are not acceptable, corrective actions will be taken.

      Bay National Corporation and Bay National Bank also recognize that Bay National Bank's customers' Y2K issues may affect its operations. The ability of a major credit customer to honor a debt obligation could be impaired if the customer has problems relating to Y2K. For an appropriate period of time after January 1, 2000, Bay National Bank intends to ask its credit customers for Y2K representations and make the representations part of its loan documentation. Such representations will be supported by a documented evaluation of the customer's Y2K position. A questionnaire will ask the commercial loan customer to define how the Year 2000 will impact or has impacted its operations.

From that questionnaire and discussion with the customer, the loan officer will rate the customer's vulnerability to Y2K risk. Risk characteristics will include computer system capacities, business dependency on outside suppliers/vendors and outsource partners who also have Y2K risk and whether the customer's industry is computer-related. The loan officer will also evaluate the customer's preparedness for the Year 2000. If it is determined that the customer's Y2K actions are not satisfactory and represent potential credit risk to Bay National Bank, this may be sufficient reason to decline the loan request.

      IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF BAY NATIONAL CORPORATION'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN BAY NATIONAL CORPORATION'S REGISTRATION STATEMENT UNDER THE CAPTION "RISK FACTORS," SUCH AS THE LACK OF AN OPERATING HISTORY AND EXPECTATION OF LOSSES; DEPENDENCE ON KEY PERSONNEL; RISKS RELATED TO BAY NATIONAL BANK'S LENDING LIMIT; RISKS OF A COMPETITIVE MARKET; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; EFFECT OF DEVELOPMENTS IN TECHNOLOGY; AND YEAR 2000 ISSUES. BAY NATIONAL CORPORATION'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibits.

               The following exhibit is being filed herewith:

               EXHIBIT 27  Financial Data Schedule

               (b)  Reports on Form 8-K.

               None.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Bay National Corporation


Date: December 29, 1999                    By:  /s/ Hugh W. Mohler
                                                ------------------------
                                           Hugh W. Mohler, President


Date: December 29, 1999                    By:  /s/ John S. DiPietro
                                                ------------------------
                                           John S. DiPietro, Treasurer