Form 10KSB
period 1999-12-31
BAY NATIONAL CORP
filed 2000-03-29
CIK 1089787

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from            to

                        Commission File Number 333-87781


                            Bay National Corporation
                            ------------------------
                 (Name of small business issuer in its charter)

         Maryland                                 52-2176710
         --------                                 ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


                 2328 West Joppa Road, Baltimore, Maryland   21093
                 -----------------------------------------   -----
               (Address of principal executive offices)   (Zip Code)

                     Issuer's telephone number: 410-494-2580
                     ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $14,996.

         The aggregate market value of the common equity held by non-affiliates was $350,000 as of March 20, 2000, based on a sales price of $10.00 per share of Common Stock, which is the sales price at which shares of Common Stock currently are being sold in the issuer's initial public offering. The issuer's initial public offering was ongoing as of March 20, 2000.

         The number of shares outstanding of the issuer's Common Stock was 112,500 as of March 20, 2000.

         Transitional Small Business Disclosure Format (check one):

                                                        Yes      No  X
                                                           ---      ---

                                     PART I

Item 1.  Description of Business

GENERAL

         Bay National Corporation was incorporated under the laws of the State of Maryland on June 3, 1999, primarily to serve as a bank holding company for a proposed federally-chartered commercial bank to be named Bay National Bank. On February 24, 2000, Bay National Corporation filed an application with the Board of Governors of the Federal Reserve System ("Federal Reserve Board") for approval to become a bank holding company pursuant to the Bank Holding Company Act of 1956, and to purchase all of the capital stock to be issued by Bay National Bank. Although it is anticipated that the Federal Reserve Board will approve Bay National Corporation's application, we cannot predict when such approval will be received or if the Federal Reserve Board will impose any conditions on its approval.

         On November 17, 1999, Bay National Corporation commenced an initial public offering of a minimum of 900,000 shares and a maximum of 1,500,000 shares of its common stock at an offering price of $10.00 per share. The offering is ongoing as of the date of this annual report.

         On October 25, 1999, Bay National Bank filed an application to organize as a federally-chartered commercial bank with the Office of the Comptroller of the Currency ("OCC"), and the OCC granted preliminary approval to the application on February 22, 2000. On November 12, 1999, Bay National Bank filed an application for deposit insurance with the Federal Deposit Insurance Corporation ("FDIC"). Although it is anticipated that the FDIC will approve the application, we cannot predict when such approval will be received or if the Federal Reserve Board will impose any conditions on its approval.

         Neither Bay National Corporation nor Bay National Bank has commenced active business operations and neither will do so unless Bay National Bank sells at least 900,000 shares in the public offering, Bay National Corporation receives approval from the Federal Reserve Board to become a bank holding company and Bay National Bank meets the conditions of the OCC to commence the business of banking and of the FDIC to receive deposit insurance. Although no assurances can be given, assuming the satisfaction of the foregoing conditions, we anticipate that in May 2000 Bay National Bank will open for business with its main office in North Baltimore, Maryland and a branch office in Salisbury, Maryland. Bay National Bank will accept checking and savings deposits and will offer a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

         As a bank holding company, with the prior approval of the Federal Reserve Board, Bay National Corporation may engage in non-banking activities closely related to the business of banking. For example, with such approval, Bay National Corporation could make and service loans through a consumer finance subsidiary, or provide other types of commercial financing. Further, the Federal Reserve Board allows bank holding companies to give investment or financial advice, lease personal or real property, provide data processing and courier services, or invest in small business investment companies, among other permissible activities.

         As a bank holding company, Bay National Corporation also may elect to become a financial holding company, subject to regulatory discretion. As a financial holding company, Bay National Corporation could engage in a number of activities that are financial in nature or incidental or complementary thereto, as determined by the Federal Reserve Board. In particular, Bay National Corporation could, among other powers, conduct all of the activities previously deemed permissible for a bank holding company, as well as, by way of example, insurance underwriting, investment advisory services, merchant banking and underwriting and dealing or making a market in securities. At this time, Bay National Corporation does not intend to become a financial holding company.

MARKETING FOCUS

         A group of individuals active in business, professional, banking, financial and charitable activities in the Baltimore, Maryland metropolitan area and the Eastern Shore of Maryland are organizing Bay National Bank because they believe that the banking needs of certain segments of these communities are not being served adequately by existing banks. Specifically, as a result of bank mergers over the past decade, many banks in the Baltimore metropolitan area and the Eastern Shore of Maryland are local branches of large regional and national banks. Although size gives the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, the organizers believe that these "megabanks" have focused on a mass market approach which de-emphasizes personal contact and service. The organizers also believe that the centralization of decision-making power at these large institutions has resulted in a lack of customer service. At many of these institutions, determinations are made at the "home office" by individuals who lack personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution.

         The organizers believe that this trend has been particularly frustrating to owners of small and mid-sized businesses, business professionals and high net worth individuals who traditionally were accustomed to dealing directly with a bank executive who had an understanding of their banking needs with the ability to deliver a prompt response.

         Bay National Bank will target its commercial banking services to small and mid-sized businesses and will target its retail banking services to the owners of these businesses and their employees, to business professionals and high net worth individuals.

         Bay National Bank will seek to distinguish itself by

         o Developing personal relationships with its customers.

         o Customizing its products to fit the needs of its customers instead of adopting a "one size fits all" mentality.

         o Streamlining the decision making process.

         o Offering its customers additional complementary services, such as insurance and investment advice, through relationships with strategic partners.

         Bay National Bank's offices will not be organized in the traditional retail branch structure, which is transaction and "bank teller" oriented. Instead, Bay National Bank plans to adopt a "sit-down" model where customers are greeted by a personal banker and taken to a private desk. We believe that this environment will make service more individualized and enhance the banker's understanding of the customer's needs. Furthermore, Bay National Bank's branch locations will not focus on capturing every customer within the surrounding area. Instead, they will be strategically located in areas convenient to Bay National Bank's customer base.

        Initially, Bay National Bank will seek to build its customer base from stockholders, officers and directors. Bay National Bank also expects to capitalize upon the extensive business and personal contacts and relationships of its officers and directors. To introduce new customers to Bay National Bank, Bay National Bank will aggressively market itself to business owners and professionals and their organizations.

MARKET AREA AND FACILITIES

         Bay National Bank's headquarters will be located in North Baltimore, Maryland. Bay National Bank intends to serve the Baltimore metropolitan area from that location, with its primary service area being Towson, Lutherville-Timonium, Cockeysville, Hunt Valley, Ruxton and Roland Park. Bay National Bank will also establish a branch office in Salisbury, Maryland, from which it will service Maryland's Eastern Shore.

        Bay National Bank's North Baltimore office will be located at 2328 West Joppa Road, Baltimore, Maryland 21093. On July 16, 1999, Bay National Corporation entered into two lease agreements for this office space.

        The first lease, which commenced on July 26, 1999, is for 947 square feet of space. Upon the opening of Bay National Bank, this space will be used for Bay National Bank's Baltimore branch operations. The lease term runs for five years and five months. Bay National Corporation has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation will pay monthly rent of approximately $1,900, which amount will increase at the rate of four percent per year. The monthly rent includes Bay National Corporation's share of taxes and building operating costs.

        The second lease, which commenced on March 1, 2000, is for 5,130 square feet of space and runs for five years. Approximately 3,600 square feet of this space, which is on the third floor of the same building, will be used for Bay National Corporation's and Bay National Bank's administrative offices. Bay National Corporation also has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation will pay monthly rent of approximately $10,773, which amount will increase at the rate of four percent per year. The monthly rent includes Bay National Corporation's share of taxes and building operating costs. Beginning April 1, 2000, Bay National Corporation will sublet approximately 1,800 square feet of this space for a three year term at a monthly rent for the first year of $3,173, which amount will increase at the rate of four percent per year. After the termination of the sublease, we will reassess whether Bay National Corporation or Bay National Bank requires the use of this additional space for operations.

        Bay National Bank's Salisbury office will be located at 109 Poplar Hill Avenue, Salisbury, Maryland 21801. On September 16, 1999, Bay National Corporation entered into a lease agreement for this office space, which is in a two-story building containing approximately 2,500 square feet. This lease, which became effective as of September 1, 1999, is for a term of five years with Bay National Corporation having the option to extend the term for three five-year renewal terms. During the initial lease term, Bay National Corporation will pay monthly rent of approximately $1,980, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell.

PRODUCTS AND SERVICES

         Loan Portfolio.
         --------------

         Bay National Bank will offer a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Management anticipates that commercial business and commercial real estate loans for owner-occupied properties will be Bay National Bank's primary loan products.

         Generally, Bay National Bank will be subject to a lending limit to any one borrower of 15% of Bay National Bank's unimpaired capital and surplus. However, management intends to originate loans and to participate with other lenders in loans that exceed Bay National Bank's lending limits. It is not believed that loan participations that Bay National Bank purchases will necessarily pose any greater risk of loss than loans which Bay National Bank originates.

         The following is a description of the types of loans Bay National Bank expects to have in its loan portfolio and the anticipated risks associated with each type of loan:

         o Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing. Asset-based lending, accounts receivable financing and lease financing also will be available. Management estimates that commercial loans will constitute approximately 80% of Bay National Bank's loan portfolio. Initially, Bay National Bank intends to target small and mid-sized businesses in its market area with credit needs in the range of up to $5,000,000.

                      Unlike residential mortgage loans, which generally are
              made on the basis of the borrower's ability to repay using his or her employment and other income and which are secured by real property which can be valued easily, commercial business loans are riskier and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans depends substantially on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         o Real estate loans, including land development and construction loan financing, primarily for owner-occupied premises. Management estimates that real estate loans will constitute approximately 10% of Bay National Bank's loan portfolio.

                      Commercial real estate loans usually are larger and
              present more risk than do residential mortgage loans. Because payments on loans secured by commercial real estate depend on the successful operation or management of the properties that secure the loans, repayment is affected significantly by downturns in the real estate market or in the economy.

                      Construction loans generally involve a higher degree of
              credit risk than residential mortgage loans. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction compared with the estimated cost of construction and, in the case of owner-occupied premises, the success of the owner's business. If the estimate of value proves to be inaccurate, the value of the project when completed could be insufficient to ensure full repayment of the loan.

         o Consumer loans including automobile and personal loans. In addition, Bay National Bank will offer personal lines of credit. Management estimates that consumer loans will constitute approximately 5% of Bay National Bank's loan portfolio. Bay National Bank's consumer loans will be targeted to business owners and their employees, business professionals and high net worth individuals.

                      Consumer loans may present greater credit risk than
              residential mortgage loans because many consumer loans are unsecured or are secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower's continuing financial stability. If a borrower suffers personal financial difficulties, the loan may not be repaid. Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount Bay National Bank can recover on such loans.

         o Residential mortgage loans, including first and second mortgage loans and home equity loans secured by single-family owner-occupied residences. Because Bay National Bank will sell most of these loans in the secondary market, management estimates that residential mortgage loans will constitute approximately 5% of Bay National Bank's loan portfolio. Like its consumer loans, Bay National Bank's residential mortgage loans will be targeted to business owners and their employees, business professionals and high net worth individuals.

                  Bay National Bank expects that the residential mortgage loans will adhere to standards developed by FNMA/FHLMC. Management intends to require private mortgage insurance for loans in excess of 80% of a property's value and, generally, management does not anticipate making loans with loan-to-value ratios in excess of 90%. Management anticipates that fixed-rate, conforming residential mortgage loans will be sold to the secondary market at origination. Management also anticipates selling participations in nonconforming, nonstandard loans, such as ARM loans. Therefore, management expects to sell those loans which have a lower degree of risk relative to the other types of loans that Bay National Bank is expected to make.

        Deposits.
        --------

        Bay National Bank will offer a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.

        Other Banking and Financial Services.
        ------------------------------------

        Bay National Bank will offer commercial customers cash management services such as sweep accounts, account reconciliation, lockbox services and wire transfers of funds. Additionally, Bay National Bank will make available telephone banking, ATM/debit cards, safe deposit boxes, after-hours deposit services, travelers checks, direct deposit of payroll and automatic drafts for various accounts. These services will be provided either directly by Bay National Bank or through correspondent banking relationships. However, Bay National Bank will not have an ATM machine at its main office in North Baltimore or its branch in Salisbury.

        In addition, Bay National Bank's customers will be able to access information about their accounts and view information about Bay National Bank's services and products on Bay National Bank's website, which will be located at http://www.baynational.com. In the future, Bay National Bank expects, subject to regulatory approval, that the website will permit customers to make transfers of funds among accounts, pay bills, download information to financial software packages, send e-mail to Bay National Bank personnel and apply for banking products, such as the opening of an account.

        We do not anticipate that Bay National Bank will exercise trust powers during its initial years of operation. However, we plan on entering into correspondent banking relationships with strategic partners that will provide trust services to Bay National Bank's customers.

        We plan on offering, through strategic partners, investment advisory, risk management and employee benefit services. Through these carefully structured affiliations, we will be able to offer our banking clients a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401K plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank. When we develop sufficient volume in any of these lines of business, we may provide these services ourselves if permitted by applicable regulations.

        Bay National Bank will consider offering additional banking products and services as warranted by customer demand. Management believes that Bay National Bank's data processing capability, which will be provided through a third party vendor, will be more than adequate to support the introduction of new products and services.

ASSET MANAGEMENT

        Consistent with Bay National Bank's objective to serve the needs of small and mid-sized businesses, management expect that Bay National Bank's assets will be concentrated in commercial loans. In accordance with the requirements of prudent banking practices, Bay National Bank also will invest assets, in amounts believed to be adequate, in high-grade securities to provide liquidity and safety. Loans will be targeted at 75% or less of deposits (excluding repurchase agreements), and structured generally with variable rates and/or fixed rates with short maturities. Investment securities will primarily be United States treasury securities and securities of the United States government or "quasi-government" agencies and certificates of deposits of FDIC-insured institutions.

        The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. Bay National Bank's marketing focus on small to mid-sized businesses may result in Bay National Bank assuming lending risks that are different from those associated with loans to larger companies. Management of Bay National Bank will carefully evaluate all loan applications and will attempt to minimize credit risk exposure by utilizing thorough loan application, approval and monitoring procedures. However, we cannot guarantee that those procedures will significantly reduce our lending risks.

COMPETITION

        Deregulation of financial institutions and acquisitions of banks across state lines has resulted in widespread changes in the financial services industry. In both the Baltimore metropolitan area and on Maryland's Eastern Shore, Bay National Bank will face strong competition from large banks headquartered within and outside of Maryland. Bay National Bank also will compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. In addition, pursuant to recently enacted legislation, insurance companies, securities brokers and other non-bank entities or their affiliates may provide services which historically have been considered banking in nature.

        Many of Bay National Bank's competitors can finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and offer services which Bay National Bank cannot or will not offer initially. Also, larger institutions have substantially higher lending limits than Bay National Bank will have. Some of Bay National Bank's competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

EMPLOYEES

        As of March 20, 2000, Bay National Corporation employed eight individuals. Once Bay National Bank opens for business, these employees will cease being employees of Bay National Corporation and will become employees of Bay National Bank.

        It is anticipated that Bay National Bank initially will employ approximately 17 people, including officers of Bay National Bank. It is anticipated that approximately 13 people will operate from Bay National Bank's headquarters in North Baltimore and approximately four people from the Salisbury, Maryland branch. Management does do not expect to add more employees during the first year of Bay National Bank's operation.

SUPERVISION AND REGULATION

        Upon formation, Bay National Corporation and Bay National Bank will be subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations and generally are intended to protect depositors, not stockholders. The following discussion is only a summary and you should refer to particular statutory and regulatory provisions for more detailed information. In addition, we cannot predict the nature or the extent of the effect on our business and earnings that new federal or state legislation may have in the future.

        Bay National Corporation.
        ------------------------

        FEDERAL BANK HOLDING COMPANY REGULATION. Bay National Corporation will be a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and will be subject to supervision by the Federal Reserve Board. As a bank holding company, Bay National Corporation will be required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require by statute. The Federal Reserve Board may also examine Bay National Corporation and each of its subsidiaries.

        The status of Bay National Corporation as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

        The Federal Reserve Board must approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, Bay National

Corporation may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

        Unless it chooses to become a financial holding company, as further described below, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking, or managing or controlling banks or furnishing services for its authorized subsidiaries. There are limited exceptions. A bank holding company may, for example, engage in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be "properly incident thereto." In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include servicing loans, performing certain data processing services, acting as a fiduciary, investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

        Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act's anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

        In accordance with Federal Reserve Board policy, Bay National Corporation is expected to act as a source of financial strength to Bay National Bank and to commit resources to support Bay National Bank in circumstances in which Bay National Corporation might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("GLBA"). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

         Pursuant to the GLBA, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions.

        The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy. As a bank holding company with less than $150,000,000 in assets, Bay National Corporation initially will be exempt from most of these risk-based capital measures. However, the Federal Reserve Board will still require that Bay National Corporation remain adequately capitalized and have the ability to retire any debt within 25 years from the date it is incurred.

        STATE BANK HOLDING COMPANY REGULATION. Bay National Corporation will be a Maryland-chartered bank holding company and will be subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law.

        Under Maryland law, an existing bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally-chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation (the "Commissioner"). In approving the application, the Commissioner must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Commissioner may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Commissioner has authority to adopt by regulation a procedure to waive this requirement for good cause. In a transaction for which the Commissioner's approval is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Commissioner, the parties to the acquisition must provide written notice to the Commissioner at least 15 days before the effective date of the acquisition.

        Bay National Bank.
        -----------------

        GENERAL. Bay National Bank, as a national banking association whose accounts will be insured by the Bank Insurance Fund ("BIF") of the FDIC up to the maximum legal limits, will be subject to regulation, supervision and regular examinations by the OCC. Bay National Bank will be a member of the Federal Reserve System and, as such, will be subject to certain regulations issued by the Federal Reserve Board. Bay National Bank also will be subject to applicable banking provisions of Maryland law insofar as they do not conflict with or are not preempted by federal law. The regulations of these various agencies govern most aspects of Bay National Bank's business, including setting required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

        The GLBA authorizes expanded activities for national banks, but requires (with the exception of underwriting municipal revenue bonds and other state and local obligations), that any expanded activities be conducted in a new entity called a "financial subsidiary," that is a subsidiary of the bank rather than the bank itself. A financial subsidiary may engage in any activities in which a financial holding company or a financial holding company's non-bank subsidiaries can engage, except that a financial subsidiary may not underwrite most insurance, engage in real estate development or conduct merchant banking activities. A financial subsidiary may be established through acquisition or DE NOVO.

        In order for a national bank to operate a financial subsidiary, it must be well capitalized and well managed, have a satisfactory or better rating with respect to meeting community credit needs and the aggregate assets of all of the bank's financial subsidiaries may not exceed 45% of the total assets of the bank, subject to certain exceptions. Existing authority of the OCC and the FDIC to review subsidiary activities are preserved.

        Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings. Thus, the earnings and growth of Bay National Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money. We cannot predict the nature and timing of changes in such policies and their impact on Bay National Bank.

        BRANCHING AND INTERSTATE BANKING. Beginning on June 1, 1997, the federal banking agencies were authorized to approve interstate bank merger transactions without regard to whether such a transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Furthermore, under the Riegle-Neal Act, interstate acquisitions of branches are permitted if the law of the state in which the branch is located permits such acquisitions. The Riegle-Neal Act also authorizes the OCC and FDIC to approve interstate branching de novo by national and non-member banks, respectively, but only in states which specifically allow for such branching.

        The District of Columbia, Maryland, Delaware and Pennsylvania have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

        CAPITAL ADEQUACY GUIDELINES. The Federal Reserve Board, the OCC and the FDIC have all adopted risk-based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

        Since December 31, 1992, national banks have been expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk-weighted assets (a "Total Risk-Based Capital Ratio") of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to Bay National Bank.

        Tier 1 capital for national banks generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment in accordance with Statement of Financial Accounting Standards 115. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock which is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

        On February 17, 2000, the Federal Reserve Board, in conjunction with the other banking agencies, issued proposed changes to the risk based capital measures regarding recourse and direct capital measures. The proposal would amend the current measures to more closely align how recourse obligations, direct credit substitutes and securitized transactions are treated. Until finalized, it cannot be determined what, if any, impact the proposed changes will have on Bay National Bank's operations.

        In addition to the risk-based capital requirements, the OCC has established a minimum 3% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated national banks, with an additional cushion of at least 100 to 200 basis points for all other national banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4%-5% or more. Under the OCC's regulations, highest-rated banks are those that the

OCC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A national bank that has less than the minimum Leverage Capital Ratio requirement must submit to the applicable district office for review and approval a reasonable plan describing the means and timing by which the bank will achieve its minimum Leverage Capital Ratio requirement. A national bank which fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order.

        The OCC's regulations also provide that any insured depository institution with a Leverage Capital Ratio less than 2% is deemed to be operating in an unsafe or unsound condition. Operating in an unsafe or unsound manner could lead the FDIC to terminate deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the OCC to increase its Leverage Capital Ratio to such level as the OCC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance by the OCC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

        PROMPT CORRECTIVE ACTION. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. We believe that Bay National Bank will be "well capitalized" when it opens for business.

        An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving the capital restoration plan, subject to extensions by the applicable agency.

        An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty is limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty expires after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act which are applicable to significantly undercapitalized institutions.

        A critically undercapitalized institution will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or another appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarters after the date it becomes critically undercapitalized must be placed in receivership.

        Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. Significantly undercapitalized and critically undercapitalized institutions are subject to these and additional mandatory and permissive supervisory actions.

        REGULATORY ENFORCEMENT AUTHORITY. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority included, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined in FIRREA. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

        DEPOSIT INSURANCE. The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. As a new bank, Bay National Bank will initially be assigned to a capital and supervisory subcategory that has an assessment rate of 0. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Bay National Bank.

        Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

        TRANSACTIONS WITH AFFILIATES AND INSIDERS. Bay National Bank will be subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to affiliates, investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.
Section 23A limits the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of Bay National Bank and also limits the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.

        Bay National Bank also will be subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

        Bay National Bank also will be subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliate, unless such loans are approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to other persons. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

        LOANS TO ONE BORROWER. As a national bank, Bay National Bank will be subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a national bank may have to any one borrower at any one time is 15% of the bank's unimpaired capital and surplus. A national bank may lend an additional 10% on top of the 15% if the amount that exceeds 15% of the bank's unimpaired capital and surplus is fully secured by readily marketable collateral.

        LIQUIDITY. Bay National Bank will be subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, amounts in Bay National Bank's transaction accounts above $5,000,000 and under $44,300,000 must have reserves held against them in the ratio of three percent (3%) of the amount.

        COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC, the OCC or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings.

FACTORS AFFECTING FUTURE RESULTS

         Some of the information in this annual report may include "forward-looking statements." These statements use words such as "may," "will," "expect," "anticipate," "plan," "estimate" or similar words, and they discuss future expectations, projections of financial results or strategies that are subject to risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Bay National Corporation's actual results and the actual outcome of Bay National Corporation's expectations and strategies could be different from what we have described in this annual report because of these risks and uncertainties.

         Bay National Corporation has no operating history upon which to evaluate future success, and Bay National Corporation does not expect to be profitable initially. Bay National Corporation and Bay National Bank are in the process of organization and neither has any prior operating history. Bay National Corporation's profitability will depend on the results of operations of its principal asset, Bay National Bank. Management expects that Bay National Bank will incur operating losses during its initial years of operation and may not achieve profitability, if at all, for at least two years. If Bay National Bank decides to open additional offices, that decision may further delay profitability because of the increased expenses of expansion and because the new offices may not enhance the results of operations as anticipated.

         Bay National Corporation and Bay National Bank will depend heavily on its key personnel, including Mr. Hugh W. Mohler, Mr. John S. DiPietro and Mr. Thomas M. Neale, and business would suffer if something were to happen to any of these officers or if any of them were to leave. Mr. Mohler, Mr. DiPietro and Mr. Neale will be the senior officers of Bay National Bank. If any of these individuals were to leave for any reason, Bay National Corporation's and Bay National Bank's business would suffer because they have banking experience and relationships with potential clients that would not be easy to replace. In addition, because Bay National Bank's business will be relationship driven, the loss of an employee who has primary contact with one or more of Bay National Bank's clients could cause Bay National Bank to lose those clients' business, possibly resulting in a decline in revenues.

         Bay National Bank's lending strategy involves risks resulting from the choice of loan portfolio. Management expects that Bay National Bank's loan portfolio will be made up largely of commercial business loans and commercial real estate loans for owner-occupied properties. Bay National Bank will also offer construction loans, consumer loans and mortgage loans for owner-occupied residential properties, although management expects that most of the residential mortgage loans will be sold in the secondary market. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

         Bay National Bank's lending limit may limit its growth and the growth of Bay National Corporation. Bay National Bank will be limited in the amount it can loan to a single borrower by the amount of its capital. Specifically, under current law, Bay National Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Furthermore, until Bay National Bank is profitable, Bay National Bank's capital will decrease which will result in a decrease to the lending limit. Bay National Bank's lending limit will be significantly less than that of many of its competitors and may discourage potential borrowers who have credit needs in excess of Bay National Bank's lending limit to do business with Bay National Bank. Management intends to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not succeed.

         Bay National Bank will face substantial competition which could adversely affect its ability to attract depositors and borrowers. Bay National Bank will operate in a competitive market for financial services and will face intense competition from other institutions both in making loans and in attracting deposits. Many of these institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and lending limits than will Bay National Bank, and are able to offer certain services that Bay National Bank will not be able to offer. If Bay National Bank cannot attract deposits and make loans at a sufficient level, its operating results will suffer, as will its opportunities for growth.

         Management may not be successful in establishing a new bank. As a newly organized institution, Bay National Corporation will rely or has relied on its officers and directors to locate and establish appropriate facilities for Bay National Bank, hire staff, develop and implement marketing and business development strategies and identify and evaluate potential lines of business in addition to Bay National Bank's core commercial banking functions. The Board of Directors and officers will have substantial discretion in these matters, and there can be no guarantee that they will be successful in establishing a new bank in a competitive market.

         Government regulation could restrict Bay National Corporation's or Bay National Bank's growth or cause Bay National Corporation or Bay National Bank to incur higher costs. Bay National Corporation and Bay National Bank will operate in a highly regulated environment and will be subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies. Banking regulations, designed primarily for the safety of depositors, may limit the growth of Bay National Bank and the return to investors by restricting activities such as the payment of dividends; mergers with, or acquisitions by, other institutions; investments; loans and interest rates; interest rates paid on deposits and the creation of branch offices. Laws and regulations could change at any time, and changes could adversely affect Bay National Corporation's and Bay National Bank's business. In addition, the cost of compliance with regulatory requirements could adversely affect Bay National Corporation's and Bay National Bank's ability to operate profitably.

         Bay National Bank's ability to compete may suffer if it cannot take advantage of technology to provide banking services or if its customers fail to embrace that technology. Bay National Bank's business strategy relies less on customers' access to a large branch network and more on access to technology and personal relationships. Further, the market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking, telephone banking, debit cards and so-called "smart" cards. Bay National Bank's ability to compete successfully may depend on the extent to which Bay National Bank can take advantage of technological changes and the extent to which Bay National Bank's customers embrace technology to do their banking transactions.

Item 2.  Description of Property

        On July 16, 1999, Bay National Corporation entered into two lease agreements for its main office which is located at 2328 West Joppa Road, Baltimore, Maryland 21093.

        The first lease, which commenced on July 26, 1999, is for 947 square feet of space. This space, which is on the first floor of a three-story building, will initially be used for administrative office space. Upon the opening of Bay National Bank, this space will be used for Bay National Bank's Baltimore branch operations. The lease term runs for five years and five months. Bay National Corporation has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation will pay monthly rent of approximately $1,900, which amount will increase at the rate of four percent per year. The monthly rent includes Bay National Corporation's share of taxes and building operating costs.

        The second lease, which commenced on March 1, 2000, is for 5,130 square feet of space and runs for five years. Approximately 3,600 square feet of this space, which is on the third floor of the same building, will be used for Bay National Corporation's and Bay National Bank's administrative offices. Bay National Corporation also has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation will pay monthly rent of approximately $10,773, which amount will increase at the rate of four percent per year. The monthly rent includes Bay National Corporation's share of taxes and building operating costs. Beginning April 1, 2000, Bay National Corporation will sublet approximately 1,800 square feet of this space for a three year term at a monthly rent for the first year of $3,173, which amount will increase at the rate of four percent per year. After the termination of the sublease, we will reassess whether Bay National Corporation or Bay National Bank requires the use of this additional space for operations.

        On September 16, 1999, Bay National Corporation entered into a lease agreement for Bay National Bank's Salisbury, Maryland branch office which will be located at 109 Poplar Hill Avenue, Salisbury Maryland 21801 in a two-story building containing approximately 2,500 square feet of office space. This lease, which became effective as of September 1, 1999, is for a term of five years with Bay National Corporation having the option to extend the term for three five-year renewal terms. During the initial lease term, Bay National Corporation will pay monthly rent of approximately $1,980, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell.

Item 3.  Legal Proceedings

         There are no pending legal proceedings to which Bay National Corporation or Bay National Bank is a party or to which any of their properties are subject, nor are there proceedings known to Bay National Corporation to be contemplated by any governmental authority. There are no material proceedings known to Bay National Corporation, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Bay National Corporation is a party adverse to Bay National Corporation or Bay National Bank or has a material interest adverse to Bay National Corporation or Bay National Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders of Bay National Corporation.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

MARKET FOR COMMON STOCK AND DIVIDENDS

         As of March 20, 2000, the number of holders of record of Bay National Corporation's common stock was 23. There is no public trading market for Bay National Corporation's common stock.

         To date, Bay National Corporation has not declared or paid any dividends on its common stock. Management anticipates that Bay National Corporation will retain all earnings, if any, in order to provide more funds to operate and expand Bay National Corporation's business and, therefore, Bay National Corporation has no plans to pay any cash dividends for at least the first three years of operations. If Bay National Corporation decides to pay dividends in the future, its ability to do so will depend on the ability of Bay National Bank to pay dividends to Bay National Corporation. In addition, management would consider a number of other factors before deciding to pay dividends, including Bay National Corporation's earnings prospects, financial condition and cash needs.

        The amount of dividends that may be paid by Bay National Bank to Bay National Corporation depends on Bay National Bank's earnings and capital position and is limited by statute, regulations and regulatory policies. As a national bank, Bay National Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, Bay National Bank may not pay a dividend if, after paying the dividend, it would be "undercapitalized" as defined in the applicable regulations.

RECENT SALES OF UNREGISTERED SECURITIES

        From June 18, 1999 to August 31, 1999, Bay National Corporation sold an aggregate of 112,500 shares of its common stock to the organizers of Bay National Corporation and Bay National Bank and certain other accredited investors in a private placement. The price per share was $10.00 for an aggregate purchase price of $1,125,000.

        On August 31, 1999, Bay National Corporation's board of directors declared a dividend to each owner of record of its common stock as of the close of business on August 31, 1999, of a warrant to purchase one share of common stock at $10.00 per share for every two shares of common stock held by the stockholder. On September 10, 1999, Bay National Corporation issued warrants to purchase 56,250 shares of common stock.

         The warrants become exercisable on the later of the date that Bay National Bank opens for business or one year from the termination date of the initial public offering and are exercisable in whole or in part until November 16, 2004. The warrants and the shares of common stock issuable upon the exercise of the warrants are transferable subject to compliance with applicable securities laws. If the OCC issues a capital directive or other order requiring Bay National Bank to obtain additional capital, the warrants are forfeited if not immediately exercised.

        There were no underwriting discounts or commissions paid with respect to any of the foregoing transactions. Bay National Corporation believes that these transactions were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act of 1933. None of these transactions were conducted by any form of general solicitation or general advertising. In connection with each transaction, Bay National Corporation took reasonable care to assure that the investors were not underwriters within the meaning of Section 2(11) of the Securities Act by, among other things, making reasonable inquiry of each investor to confirm that the investor took his or her securities for investment only and not with a view to or for sale in connection with any distribution of the securities and by placing appropriate legends on the share certificates and warrants issued in these transactions.

SALES OF REGISTERED SECURITIES

         Bay National Corporation filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") (Commission File No. 333-87781) for an initial public offering of a minimum of 900,000 shares and a maximum of 1,500,000 shares of Bay National Corporation's common stock, par value $0.01 per share, with an offering price of $10.00 per share or an aggregate offering price of $15,000,000. The SEC declared the Registration Statement effective on November 17, 1999 and the offering commenced on November 17, 1999.

         As of the date of this annual report, the offering is ongoing. Pursuant to the terms of the offering, certain conditions must be met before subscription proceeds are released from escrow, including, but not limited to, the sale of at least 900,000 shares. As of the date of this annual report, such condition has not been satisfied and offering proceeds have not been released from escrow.

         The offering is not being underwritten; instead, directors and officers of Bay National Corporation are soliciting subscriptions from prospective stockholders. The directors and officers will not receive any special compensation for such services but will be reimbursed for the reasonable expenses that they incur.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion of Bay National Corporation's financial condition and results of operations should be read in conjunction with Bay National Corporation's financial statements, the notes thereto and the other information included in this annual report.

GENERAL

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

         Bay National Corporation's initial public offering of a minimum of 900,000 shares and a maximum of 1,500,000 shares of its common stock, at an offering price of $10.00 per share, is ongoing as of the date of this annual report. The offering will terminate on April 30, 2000. The primary purpose of the offering is to raise the necessary capital to form and capitalize Bay National Bank. Subscription funds received during the offering are placed in an escrow account and are invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government. Pursuant to the terms of the offering, certain conditions must be met before subscription proceeds are released from escrow, including, but not limited to, the sale of at least 900,000 shares. As of the date of this annual report, such condition had not been satisfied.

        Bay National Corporation and Bay National Bank will not commence operations unless the offering is successfully completed, Bay National Corporation obtains approval from the Federal Reserve Board to become a bank holding company and Bay National Bank meets the conditions of the (i) OCC to receive its certificate of authority to commence the business of banking and
(ii) the Federal Deposit Insurance Corporation (FDIC) to receive deposit insurance.

PLAN OF OPERATIONS

        Once Bay National Bank opens, expected in May 2000, it will begin business from its offices in North Baltimore, Maryland and Salisbury, Maryland. Bay National Bank will accept checking and savings deposits, and will offer a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

        We expect that Bay National Bank will incur approximately $400,000 in expenses in leasehold improvements for its offices and for furniture, fixtures and equipment for the offices, of which approximately $64,000 has been incurred to date. It is anticipated that the furniture and equipment will be delivered during the later part of April 2000.

        Bay National Bank has contracted with an outside vendor for its data processing. Bay National Corporation anticipates a one-time capital expenditure of $430,000 and annual costs in the first year of operations of approximately $200,000 for data processing services. If Bay National Bank does not commence operations for any reason, it will be required to pay the data processing vendor for all costs and expenses incurred by the vendor. It is anticipated that the data processing equipment will be delivered during the first part of April 2000.

CASH REQUIREMENTS

        We believe that the proceeds of the public offering ($9,000,000 if the minimum number of shares are sold, and $15,000,000 if the maximum number of shares are sold) and the proceeds from the organizational offering will be sufficient to fund the expenses of establishing and opening Bay National Bank, and Bay National Corporation's and Bay National Bank's operations for at least twelve months after the termination of the initial public offering. We do not anticipate a need to raise additional capital during that period.

YEAR 2000

         Although considered unlikely, unanticipated problems associated with the date change from 1999 to 2000 may still occur, including problems associated with non-compliant third parties and disruptions to the economy in general. We will monitor these issues throughout 2000 to address any issues and to ensure that all of Bay National Bank's processes function properly.

Item 7.  Financial Statements

         The following financial statements are filed with this report:

         Independent Auditors' Report

         Balance Sheet - December 31, 1999

         Statement of Operations - Period from June 3, 1999 (date of inception) to December 31, 1999

         Statement of Changes in Stockholders' Equity - Period from June 3, 1999 (date of inception) to December 31, 1999

         Statement of Cash Flows - Period from June 3, 199 (date of inception) to December 31, 1999

         Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Bay National Corporation
Baltimore, Maryland


           We have audited the accompanying balance sheet of Bay National Corporation as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from June 3, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation as of December 31, 1999, and the results of its operations and cash flows for the period from June 3, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Stegman & Company
Baltimore, Maryland
February 23, 2000

                            BAY NATIONAL CORPORATION
                          (a Development Stage Company)

                                  BALANCE SHEET
                                DECEMBER 31, 1999


                                     ASSETS

Cash                                                                                                          $763,957
Prepaid expenses                                                                                                25,557
Premises and equipment - net                                                                                    22,768
Other assets                                                                                                    24,102
                                                                                                             ---------

         TOTAL ASSETS                                                                                         $836,384
                                                                                                              ========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Accounts payable                                                                                       $    44,633
    Accrued professional fees                                                                                  216,000
                                                                                                            ----------

         Total liabilities                                                                                     260,633
                                                                                                             ---------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par, 9,000,000 shares authorized,
      112,500 shares issued and outstanding                                                                      1,125
    Surplus                                                                                                  1,123,875
    Deficit accumulated during the development stage                                                          (549,249)
                                                                                                            ----------

         Total stockholders' equity                                                                            575,751
                                                                                                            ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $  836,384
                                                                                                            ==========


See accompanying notes.

                            BAY NATIONAL CORPORATION
                          (a Development Stage Company)

                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD FROM JUNE 3, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999

REVENUES - Interest income                                $  14,996
                                                          ---------

EXPENSES:
   Salaries and employee benefits                           159,829
   Advertising and promotion                                  8,470
   Offering costs                                            84,741
   Professional fees                                        241,138
   Rent                                                      17,420
   Office expenses                                           10,179
   Other                                                     42,468
                                                             ------

         Total expenses                                     564,245
                                                          ---------

LOSS BEFORE INCOME TAX BENEFIT                             (549,249)

INCOME TAX BENEFIT                                               --
                                                            --------

NET LOSS                                                  $(549,249)
                                                          =========


EARNINGS PER SHARE:
   Basic net loss per share                                $(4.88)
                                                           ======

   Diluted net loss per share                              $(4.88)
                                                           ======


See accompanying notes.

                            BAY NATIONAL CORPORATION
                          (a Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM JUNE 3, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999



                                                                     Deficit
                                                                     Accumulated
                                                                     During the
                                                     Common          Development
                                         Stock       Surplus         Stage
                                    ----------       ------------    -----------

BALANCES AT JUNE 3, 1999                 $   -        $         -      $      -


ISSUANCE OF COMMON STOCK                 1,125           1,123,875            -


NET LOSS                                     -                   -     (549,249)
                                    ----------         -----------   -----------


BALANCES AT DECEMBER 31, 1999           $1,125          $1,123,875   $(549,249)
                                   ===========          ==========   =========






See accompanying notes.

                            BAY NATIONAL CORPORATION
                          (a Development Stage Company)

                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM JUNE 3, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(549,249)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
        Depreciation                                                 2,768
        Increase in other assets and prepaid expenses              (49,659)
        Increase in accounts payable                                44,633
        Increase in accrued professional fees                      216,000
                                                                ----------

           Net cash used by operating activities                  (335,507)
                                                                ----------

CASH FLOWS FROM INVESTING ACTIVITIES -
    Acquisition of equipment                                       (25,536)
                                                                ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Issuance of common stock                                     1,125,000
                                                                ----------

NET INCREASE IN CASH                                               763,957

CASH AT BEGINNING OF PERIOD                                             --
                                                                 ---------


CASH AT END OF PERIOD                                           $  763,957
                                                                ==========

Supplemental cash flows information:
    Interest payments                                                $ --
                                                                     =====

    Income tax payments                                              $ --
                                                                     =====

See accompanying notes.

                            BAY NATIONAL CORPORATION
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                        FOR THE PERIOD FROM JUNE 3, 1999
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Nature of Business
           ------------------

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

           Use of Estimates
           ----------------

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           Costs Associated with Start-Up Activities
           -----------------------------------------

           The Company expenses costs incurred during the start-up phase of organization in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 Reporting on the Costs of Start-up Activities.

           Premises and Equipment
           ----------------------

           Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

           Income Taxes
           ------------

           The Company uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

           Earnings Per Share
           ------------------

           Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares and outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. No consideration was given to the outstanding warrants because of their antidultive effect.

2.   PREMISES AND EQUIPMENT

           Premises and equipment include the following:

           Furniture and equipment                              $25,536
             Less accumulated depreciation                       (2,768)
                                                               --------

                Net premises and equipment                      $22,768
                                                                =======

           The Company rents office space in two locations under three noncancellable lease arrangements accounted for as operating leases. The initial lease periods are for five years and provide for one or more five-year renewal options. The two leases for the Baltimore location provide for percentage annual rent escalations. The lease for the Salisbury location requires that the lessee pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $17,420 in 1999. At December 31, 1999, future minimum lease payments under noncancellable operating leases having an initial term in excess of one year are as follows:

                         Years ending December 31:
                                 2000                               $159,542
                                 2001                                188,855
                                 2002                                197,011
                                 2003                                205,575
                                 2004                                129,959
                                                                    --------

                         Total minimum lease payments               $880,942
                                                                    ========

3.   INCOME TAXES

           Federal and state income tax expense (benefit) consist of the following for the period ended December 31, 1999:

           Current federal income tax                              $      --
           Current state income tax                                       --
           Deferred federal income tax expense (benefit)                  --
           Deferred state income tax expense (benefit)                    --
                                                                   ---------

                  Total income tax expense (benefit)               $      --
                                                                   =========

           The following chart is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

           Deferred tax assets:
              Net operating loss carryforwards                     $ 212,000
                      Less valuation allowance                      (212,000)
                                                                   ---------

                      Total deferred tax assets                    $      --
                                                                   =========

           No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not".

           At December 31, 1999, the Company had approximately $549,000 in tax loss carryforwards, which expire in 2019. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. The amount of loss carryforward available for any one year may be limited if the Company is subject to the alternative minimum tax.

4.   ISSUANCE OF COMMON STOCK

           The Company offered and sold 112,500 shares of its common stock, $0.01 par value per share, in a private placement organizational offering for a price of $10 per share and received aggregate consideration of $1,125,000.

           The planned initial public offering is on a best effort, minimum/maximum basis, whereby no shares will be sold unless the Company receives subscriptions for at least 900,000 shares at $10 per share and satisfies certain other regulatory conditions. A maximum of 1,500,000 shares may be sold in the initial public offering.

5.   OPTIONS AND WARRANTS

           The Board of Directors of the Company intends to adopt a stock option plan as a performance incentive for its and the Proposed Bank's executive employees and to encourage ownership of the Company's common stock by executive employees and directors. The plan will require the prior approval of the OCC and the approval of the Company's stockholders within one year from the plan's adoption by the Board of Directors.

           On August 31, 1999, the Board of Directors of the Company authorized the issuance on September 10, 1999, to each stockholder of record of the Company on August 31, 1999, of a warrant to purchase one share of common stock at $10 per share for every two shares that the stockholder purchased in the organizational offering. As a result, the Company issued warrants to purchase 56,250 shares. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants become exercisable on the later of the date that the Proposed Bank opens for business or one year from the termination date of the Company's initial public offering, and are exercisable in whole or in part until November 16, 2004.

6.   COMMITMENTS

           The Company has entered into commitments for the acquisition of data-processing equipment and software and data-processing services. The Company is obligated to purchase approximately $430,000 in data-processing equipment and software and has agreed to a five-year commitment for data-processing services at approximately $200,000 per year. There is a termination fee if the Proposed Bank does not commence operations in 2000.

7.   RELATED PARTY TRANSACTIONS

           An individual who is a director of the Company owns a 50% interest in a partnership which leases an office facility to the Company. The lease term commenced September 1, 1999 and is for a term of five years and contains renewal options for three additional five-year terms. Rent expense under this agreement was $9,900 for the period ending December 31, 1999. Management believes that the services provided and the terms of the foregoing lease are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There has been no occurrence requiring a response to this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

        Bay National Corporation's directors and executive officers and Bay National Bank's proposed directors and executive officers are as follows:

      Name                    Age                     Position
      ----                    ---                     --------

Hugh W. Mohler                54     President and Chief Executive Officer of Bay National
                                     Corporation and Bay National Bank, Director of Bay National
                                     Corporation and Bay National Bank

John S. DiPietro              53     Vice President, Treasurer and Secretary of Bay National
                                     Corporation and Vice President - Operations, Senior Operating
                                     Senior Financial Officer of Bay National Bank

Thomas M. Neale               47     Vice President of Bay National Corporation and Vice President
                                     - Client Services and Senior Lending Officer of Bay National
                                     Bank

James C. Alban, Jr.           82     Director of Bay National Corporation and Bay National Bank
Carroll A. Bodie              54     Director of Bay National Corporation and Bay National Bank
Charles E. Bounds             81     Director of Bay National Corporation and Bay National Bank
John R. Lerch                 55     Director of Bay National Corporation and Bay National Bank
H. Victor Rieger, Jr.         62     Director of Bay National Corporation and Bay National Bank
Margaret Knott Riehl          66     Director of Bay National Corporation and Bay National Bank
William B. Rinnier            58     Director of Bay National Corporation and Bay National Bank
Edwin A. Rommel, III          50     Director of Bay National Corporation and Bay National Bank
Charles H. Salisbury          59     Director of Bay National Corporation and Bay National Bank

Henry H. Stansbury            60     Director of Bay National Corporation and Bay National Bank
Kenneth H. Trout              51     Director of Bay National Corporation and Bay National Bank
Eugene M. Waldron, Jr.        56     Director of Bay National Corporation and Bay National Bank

         Bay National Corporation's charter and bylaws provide that Bay National Corporation shall have at least three (3) directors, and that the number of directors may be increased or decreased by the board of directors. As of March 20, 2000, the number of directors has been fixed at 13. At the first annual meeting of Bay National Corporation's stockholders, the directors will be divided into three classes - Class A, Class B and Class C - each class to consist of an equal number of directors, or as nearly equal as possible. Each director will serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected. However, the Class A directors first chosen will hold office for one year or until the first annual meeting following their election, the Class B directors first chosen will hold office for two years or until the second annual meeting following their election and the Class C directors first chosen will hold office for three years or until the third annual meeting following their election. A director may only be removed by the affirmative vote of at least 80% of the votes entitled to be cast on the matter and only for cause. Management believes that the classification of the board of directors will help to assure the continuity and stability of Bay National Corporation's business strategies and policies as determined by the board of directors.

         Bay National Corporation's officers are appointed by the board of directors and hold office at the will of the board or as otherwise provided in an employment agreement between an officer and Bay National Corporation.

         Each of Bay National Bank's proposed directors will, upon approval by the OCC, serve until Bay National Bank's first stockholders' meeting, which will be held shortly after Bay National Bank receives its bank charter. As Bay National Corporation will be the sole stockholder of Bay National Bank, it is expected that each interim director will be elected to serve as a director of Bay National Bank. After the first stockholders meeting, directors of Bay National Bank will serve for a term of one year and will be elected each year at Bay National Bank's annual meeting of stockholders. Bay National Bank's officers will be appointed by its board of directors and will hold office at the will of the board.

         Bay National Corporation has established an advisory board of directors which is comprised of professionals and business persons who will provide advice to Bay National Corporation's and Bay National Bank's board of directors and who will promote the interests of Bay National Corporation and Bay National Bank. An advisory board of directors is not required by any Maryland or federal law or regulation and advisory directors are not subject to regulatory approval or supervision. The advisory directors do not have the power to vote on any matter considered by the board of directors and they serve at the pleasure of the board.

         Biographical information regarding the directors and officers of Bay National Corporation and Bay National Bank is set forth below.

         HUGH W. MOHLER serves as president and as a director of Bay National Corporation and will serve as president and chief executive officer and as a director of Bay National Bank. Mr. Mohler has more than 25 years' experience in the financial services industry, holding positions in executive management, commercial lending and business development. With an extensive background in community banking and holding company management, he has particular expertise in acquiring and growing new business. From 1977 to 1999, Mr. Mohler was affiliated with Mercantile Bankshares Corporation, which is headquartered in Baltimore, Maryland, most recently serving as executive vice president with responsibility for 20 community banks in a three-state area. For 17 years, from 1978 to 1994, he was president of Mercantile's Salisbury based affiliate, Peninsula Bank, the largest financial institution on Maryland's Eastern Shore. Earlier he was a vice president in commercial lending at First National Bank of Maryland.

         A native of Baltimore, Mr. Mohler earned his undergraduate degree in economics from Loyola College of Maryland and holds a master of business administration degree from the University of Baltimore. He serves as president of the board of trustees of Associated Catholic Charities, Inc. in the Roman Catholic Archdiocese of Baltimore and is also a trustee of Loyola Blakefield and Goucher College. Mr. Mohler's other civic commitments include membership on the boards of United Way of Central Maryland, Leadership Maryland, Independent College Fund of Maryland as well as the Board of Sponsors of the Sellinger School of Business at Loyola College of Maryland.

         Mr. Mohler's earlier civic experiences include: Chairman, Greater Salisbury Committee; Chairman, Salisbury School and Chairman, Governor's Lower Shore Economic Development Task Force. In addition, he has served on the boards of Peninsula Regional Medical Center, Maryland Chamber of Commerce, Salisbury-Wicomico Economic Development Committee and the Somerset County Economic Development Committee. Mr. Mohler has also served as president of the Maryland Bankers Association and on several committees of the American Bankers Association.

         JOHN S. DIPIETRO serves as a vice president, the secretary and the treasurer of Bay National Corporation and will serve as vice president-operations, senior operating officer and senior financial officer of Bay National Bank. Mr. DiPietro has worked in the banking industry for more than 32 years, serving from November 1995 to June 1999 as senior vice president-bank operations for Mercantile-Safe Deposit & Trust Company, the principal subsidiary of Baltimore-based Mercantile Bankshares Corporation. From 1974 to November 1995, he was associated with Mercantile's Peninsula Bank where he served in various capacities, including executive vice president-operations and executive vice president-administration. His background includes significant experience in backroom operations, branch administration and compliance issues.

         A native of Laurel, Maryland, Mr. DiPietro earned a master of business administration degree from Salisbury State University and currently serves as co-chair of the university's board of visitors. He has served as a board member for numerous community and civic organizations, among them the Coastal Hospice and Junior Achievement of the Eastern Shore.

         THOMAS M. NEALE serves as a vice president of Bay National Corporation and will serve as vice president-client services and senior lending officer of Bay National Bank. Mr. Neale has worked for over two decades in commercial banking with line calling and management experience in both middle-market and corporate lending at major East Coast financial institutions. From January 1999 to August 1999, Mr. Neale was managing director of First Union Corporation's Maryland private client group where he specialized in meeting investment, insurance and credit needs of high net worth individuals. From June 1994 to January 1999, he was a senior vice president/corporate banking sales manager for First Union in Richmond, Virginia. In that position, Mr. Neale was responsible for marketing the full array of senior credit, capital management and cash management services in Central and Eastern Virginia. He has also held senior lending posts at both MNC Financial in Baltimore and Chase Manhattan Bank in New York.

         An alumnus of the University of Virginia, Mr. Neale earned a master of business administration degree from the College of William and Mary. A Buffalo, New York, native, he serves as chairman of the College of William and Mary MBA Alumni Association and on the board of directors of the Boy Scouts of America, Baltimore chapter and of Family and Children's Services of Central Maryland. Mr. Neale has served on the board of directors of the University of Virginia's Richmond chapter alumni association and of the Bull and Bear Club in Richmond, Virginia.

         JAMES C. ALBAN, JR. is a director of Bay National Corporation and will be a director of Bay National Bank. Since 1983, Mr. Alban has been self-employed as a private investor trading as The Alban Company. From 1938 to 1983 Mr. Alban was with the Alban Tractor Company, Inc., a Baltimore-based dealer for the Caterpillar Tractor Company. Since 1991, Mr. Alban has been a director of Palm Beach National Bank & Trust Co., a national commercial bank. From 1965 to 1988, Mr. Alban was a director of the Savings Bank of Baltimore, Equitable Bancorporation and Equitable Trust Company. His other board experiences include service as a director of PHH Group, Inc. from 1969 to 1990 and Club Car, Inc. from 1977 to 1995.

         A Baltimore native, Mr. Alban holds an undergraduate degree from Lehigh University. Mr. Alban is a past chairman of the Salvation Army Advisory Board and a former trustee of Goucher College in Baltimore. In addition, he has participated in Baltimore's Rotary Club for over forty years.

         CARROLL A. BODIE is a director of Bay National Corporation and will be a director of Bay National Bank. Mr. Bodie is vice president, general counsel and secretary of Noxell Corporation, a Hunt Valley, Maryland-based subsidiary of Procter & Gamble Company for which he also serves as associate general counsel. Mr. Bodie has served in that capacity since 1987. Prior to joining Noxell, Mr. Bodie spent more than two decades in the brewing industry, his most recent position being with the Miller Brewing Company subsidiary of Philip Morris Companies, Inc.

         A Baltimore native, Mr. Bodie holds an undergraduate degree in marketing from the University of Baltimore and earned his law degree from the University of Baltimore School of Law. Admitted to practice before numerous courts, including those in the State of Maryland and the United States Supreme Court, he is a member of both the Baltimore County, Maryland Bar Association, the American Bar Association and the American Corporate Counsel Association. Mr. Bodie is chairman of the board of trustees of Loyola Blakefield and a board and executive committee member for the Independent College Fund of Maryland. He is a past director and board chairman for the YMCA of Central Maryland.

         CHARLES E. BOUNDS is a director of Bay National Corporation and will be a director of Bay National Bank. Mr. Bounds is a retired executive who served from 1944 to 1969 as director of purchases and inventory for Symington Wayne Corporation, an international conglomerate headquartered in Salisbury, Maryland, which operated businesses in the United States and seven foreign countries. From 1969 to 1999, he was a vice president-investments for Morgan Stanley Dean Witter, working in the Salisbury, Maryland office of the investment banking firm.

         A native of Salisbury, Maryland, Mr. Bounds is past chairman of the Salvation Army Boys Club in Salisbury, Maryland, and headed the Salisbury, Maryland Salvation Army administrative board. He has also chaired fund raising efforts for the Boy Scouts of America, Delmarva District. Mr. Bounds was an original member of the Ward Foundation, which is a Salisbury, Maryland based non-profit organization which operates The Ward Museum of Wildfowl Art. Mr. Bounds is an alumnus of Beacom College.

         JOHN R. LERCH is a director of Bay National Corporation and will be a director of Bay National Bank. Since January 1999, Mr. Lerch has been self-employed as a private investor trading as the Chesapeake Venture Group. From 1973 to January 1999, Mr. Lerch was president of Chesapeake Insurance-The Harris Riggin Agency, an independent insurance agency based in Salisbury, Maryland. Mr. Lerch began his business career in the securities industry, serving as a stockbroker at firms in Washington, D.C. and Salisbury, Maryland. Mr. Lerch is a past director of the Independent Insurance Agents of Maryland.

         Mr. Lerch is an alumnus of Dickinson College of Carlisle, Pennsylvania. He served as an officer in the U.S. Army and holds a Bronze Star from his service in Vietnam. He is a past director of Peninsula Bank, a subsidiary of Baltimore-based Mercantile Bankshares Corporation. He is a past director and vice-chairman of the Greater Salisbury Committee, past trustee of the Peninsula Regional Medical Center in Salisbury, past president of Salisbury-Wicomico Economic Development Corporation and past president and campaign chairman of the United Way of the Lower Eastern Shore. He also has served as a director for the Mid-Delmarva Family YMCA and was a former chairman and a current trustee for The Ward Foundation.

         H. VICTOR RIEGER, JR. is a director of Bay National Corporation and will be a director of Bay National Bank. Mr. Rieger retired from Signet Banking Corporation, successor to Union Trust Company of Maryland, in December 1997 after nearly four decades of service. Mr. Rieger served in numerous capacities for Signet, including regional executive vice president of international banking and as part of Signet's Maryland commercial banking group. Mr. Rieger has extensive experience in commercial relationship banking, credit administration and loan policy.

         An alumnus of Johns Hopkins University, Mr. Rieger is a graduate of the Stonier School of Banking at Rutgers University. He is past president and a current trustee of Family and Children's Services of Central Maryland, past treasurer and board member of the National Flag Day Foundation and a past vice-president and director of the Baltimore Junior Association of Commerce. He is a former member of the loan committee for the Minority Small Business Investment Company and a past advisory board member of the U.S. Small Business Administration. Mr. Rieger also is past president of the Chesapeake Chapter of Robert Morris Associates.

         MARGARET KNOTT RIEHL is a director of Bay National Corporation and will be a director of Bay National Bank. Mrs. Riehl is a retired nurse and civic volunteer. She is currently a trustee of the Marion I. and Henry J. Knott Foundation, a Baltimore, Maryland-based philanthropic organization and has served in that capacity from 1978 to 1985 and again from 1993 to present. She serves as vice-chair of the board of trustees of Baltimore's Associated Catholic Charities, Inc., and as chair of Friends of St. Mary's Seminary & University, also in Baltimore. Mrs. Riehl is a former trustee of the Community Foundation of Baltimore, Mercy Medical Center, the Institute of Notre Dame and St. Paul's School for Girls. A Baltimore native, Mrs. Riehl is an alumna of the Mercy Hospital School of Nursing.

         WILLIAM B. RINNIER is a director of Bay National Corporation and will be a director of Bay National Bank. Mr. Rinnier is the owner and president of Larmar Corporation, a Salisbury, Maryland based real estate development company which specializes in the development and sale or management of resort condominiums, multi-family apartments and commercial and industrial buildings. He joined Larmar nearly three decades ago after his honorable discharge from the U.S. Navy.

         A native of Salisbury, Maryland, Mr. Rinnier earned a degree in aerospace engineering from the Georgia Institute of Technology and attended the Graduate School of Business at the University of Virginia. He is a board member of the Greater Salisbury Committee and is past president of the Salisbury-Wicomico Economic Development Corporation and the Coastal Board of Realtors.

         EDWIN A. ROMMEL is a director of Bay National Corporation and will be a director of Bay National Bank. Mr. Rommel is a certified public accountant who, since 1974, has been a partner in the Salisbury, Maryland, accounting firm of Twilley, Rommel & Moore, P.A. Mr. Rommel has been certified as a valuation analyst and accredited in business evaluation by the American Institute of Certified Public Accountants.

         A Baltimore native, Mr. Rommel earned his undergraduate degree from Loyola College of Maryland. Mr. Rommel is a current director of the Greater Salisbury Committee and past president of the Salisbury Area Chamber of Commerce. He serves as a director of the Maryland Association of Certified Public Accountants and an officer of its Eastern Shore Chapter. Mr. Rommel is past president of the St. Francis de Sales Board of Trustees and past member of the Wicomico County Democratic Central Committee.

         CHARLES H. SALISBURY is a director of Bay National Corporation and will be a director of Bay National Bank. Since 1998, Mr. Salisbury has been a private investor in radio properties. From 1994 to 1998, Mr. Salisbury was an executive vice president and member of the management committee of United Asset Management Corporation, a Boston-based financial services holding company. From 1970 to 1994, Mr. Salisbury was employed by T. Rowe Price Associates, serving on the firm's board of directors and, for more than a dozen years, heading its institutional marketing group. He assisted in the organization and development of the firm's fixed-income department, managed many of its major equity and debit accounts and assisted with the formation of two major mutual funds. He was later given responsibility as president and chief investment officer of T. Rowe Price Trust Company and was a director of T. Rowe Price's Retirement Plan Services subsidiary. He began his career with Merrill Lynch Pierce Fenner & Smith after serving as a commissioned officer in the U.S. Air Force.

         A Baltimore native, Mr. Salisbury earned his undergraduate degree in history from Hobart College and today chairs the board of trustees of Hobart and William Smith Colleges. He holds a master of business administration degree from Loyola College of Maryland. Mr. Salisbury chairs the investment committee of the Maryland Institute, College of Art in Baltimore.

         HENRY H. STANSBURY is a director of Bay National Corporation and will be a director of Bay National Bank. Since 1975, Mr. Stansbury has been the chief executive officer of Agency Services, Inc., the largest independently owned premium finance company in the United States. Since 1989, Mr. Stansbury has been the chief executive officer of Agency Insurance Company of Maryland, Inc., a privately owned multi-line property/casualty insurance company. Mr. Stansbury is president of the Maryland Association of Premium Finance Companies and is a past president and current director of the National Association of Premium Finance Companies.

         Mr. Stansbury is a trustee of the Maryland Historical Society, a trustee of the Ward Museum of Wildfowl Art, and a director of the Catonsville Historical Society. He served as director and chairman of the museum committee for the Lacrosse Hall of Fame at the Johns Hopkins University and is vice president and a trustee of the St. Paul's School for Boys. He is also past president and a current board member of ReVisions, Inc., a nonprofit organization which serves the mentally ill. Mr. Stansbury is a graduate of Leadership Maryland and a director of Leadership Baltimore County. He is the author of LLOYD J. TYLER: FOLK ARTIST AND DECOY MAKER. Mr. Stansbury is an alumnus of the University of Maryland and holds a master of business administration degree from George Washington University.

         KENNETH H. TROUT is a director of Bay National Corporation and will be a director of Bay National Bank. Since January 1999, Mr. Trout has served as the executive vice president and chief operating officer of Rosemore, Inc., a Baltimore-based privately held investment company primarily engaged in the business of oil and gas exploration and production. He also serves as a director of Rosemore Holdings, Inc., Rosemore Calvert, Inc., Tema Oil and Gas Company and Gateway Gathering and Marketing Company, which are all subsidiaries of Rosemore, Inc. He is also a director of KCI Technologies, Inc. From 1970 to November 1997, Mr. Trout was employed by Signet Banking Corporation. During his last five years of tenure with Signet, he served as senior executive vice president-commercial banking and as president and chief executive officer of Signet Bank-Maryland. Mr. Trout was retired from December 1997 to December 1998.

         A Bridgeton, New Jersey native, Mr. Trout received his undergraduate degree in economics and business administration from Methodist College in North Carolina. He is chairman of the board of governors of the National Aquarium in Baltimore and is a trustee of the College of Notre Dame of Maryland.

         EUGENE M. WALDRON, JR. is a director of Bay National Corporation and will be a director of Bay National Bank. Mr. Waldron is a chartered financial analyst and since September 1998 has been a senior vice president in the Washington, D.C., office of Capital Guardian Trust Company, an employee-owned firm based in Los Angeles dedicated to international investing. From March 1994 to August 1998, Mr. Waldron was employed by Loomis, Sayles & Company, an investment management firm. Mr. Waldron's more than three decades of investment experience include employment at CS First Boston Asset Management, Fidelity Management Trust Company, T. Rowe Price Associates and Baker, Watts & Company.

         An alumnus of Mt. St. Mary's College, Emmitsburg, Maryland, Mr. Waldron earned his master of business administration degree at the Bernard M. Baruch College of the City University of New York. A native of Annapolis, Maryland, he is a member of the Mt. St. Mary's Board of Trustees and the Newton, Massachusetts Country Day School of the Sacred Heart's Endowment Committee.

         Other than Mr. Mohler and Mr. Waldron who are first cousins, there are no family relationships between any director or executive officer and any other director or executive officer of Bay National Corporation.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended, at any time during the Company's fiscal year ended December 31, 1999.

Item 10.  Executive Compensation

         The directors of Bay National Corporation were not, during the fiscal year ended December 31, 1999, and are not currently, compensated for their attendance at regularly scheduled or special board meetings or for other services, and Bay National Corporation does not intend to pay directors fees until Bay National Bank is profitable. However, Bay National Corporation reserves the right to pay directors' fees at any time. Directors are reimbursed for reasonable expenses incurred on behalf of Bay National Corporation.

         Bay National Corporation did not pay any compensation to its chief executive officer, Mr. Mohler, during the fiscal year ended December 31, 1999. None of Bay National Corporation's other executive officers had total annual compensation during the fiscal year ended December 31, 1999 in excess of $100,000.

EMPLOYMENT AND EXECUTIVE COMPENSATION ARRANGEMENTS

         Bay National Corporation has entered into written employment agreements with each of Mr. Mohler, Mr. DiPietro and Mr. Neale effective as of September 14, 1999. Under these agreements, Mr. Mohler serves as the president of Bay National Corporation at an initial annual base salary of $154,000, subject to annual review, and Mr. DiPietro and Mr. Neale serve as vice presidents of Bay National Corporation at an initial annual base salary of $154,000 each, subject to annual review. However, pursuant to Mr. Mohler's agreement, Mr. Mohler did not receive any compensation until January 2000.

         Bay National Corporation may terminate each employment agreement without cause upon 30 days' prior written notice and may terminate each employment agreement for cause at any time without prior notice. Each of Mr. Mohler, Mr. DiPietro and Mr. Neale may terminate his employment agreement at any time upon 30 days' prior written notice. Mr. Mohler's, Mr. DiPietro's and Mr. Neale's agreement with Bay National Corporation will terminate, unless extended by the parties' mutual agreement, on the effective date of an employment agreement between Mr. Mohler, Mr. DiPietro and Mr. Neale, as the case may be, and Bay National Bank, or on the date Bay National Corporation's board of directors decides to terminate Bay National Corporation's initial public offering.

         On the date that Bay National Bank opens for business, Mr. Mohler, Mr. DiPietro and Mr. Neale will each enter into an employment agreement with Bay National Bank. Under these agreements, Mr. Mohler will serve as the president of Bay National Bank at an initial annual base salary of $154,000, subject to annual review, and Mr. DiPietro and Mr. Neale will serve as vice presidents of Bay National Bank at an initial annual base salary of $154,000 each, subject to annual review. Each agreement will have an initial term of three years, automatically renewable for one year terms unless written notice is provided by either party 90 days before expiration of a term.

         Bay National Bank may terminate each employment agreement without cause upon 30 days' prior written notice and may terminate each employment agreement for cause at any time without prior notice. Each of Mr. Mohler, Mr. DiPietro and Mr. Neale may terminate his employment agreement at any time upon 30 days' prior written notice. In the event Mr. Mohler, Mr. DiPietro or Mr. Neale is terminated without cause, the terminated employee will continue to receive salary payments for the earlier of six months from the date of termination or until the employee has found comparable employment. The terminated employee is required to use his best efforts to obtain comparable employment.

         Pursuant to these agreements, if Mr. Mohler, Mr. DiPietro or Mr. Neale is employed by Bay National Bank on the date of a "change of control," he is entitled to a payment of 290% of his base salary from Bay National Bank. The employment agreements define "change of control" as (i) the acquisition by any person of forty percent (40%) or more of the outstanding shares of common stock of Bay National Bank or Bay National Corporation; (ii) the election of a majority of the members of the board of directors who were not approved or nominated by then incumbent board or (iii) the approval by the stockholders of Bay National Bank or Bay National Corporation of (a) a reorganization, merger or consolidation of Bay National Bank or Bay National Corporation, subject to certain exceptions; (b) a liquidation or dissolution of Bay National Bank or Bay National Corporation or
(c) the sale or other disposition of all or substantially all of the assets of Bay National Bank or Bay National Corporation.

         In the employment agreements with Bay National Bank, Mr. Mohler, Mr. DiPietro and Mr. Neale each agree that for a period of six (6) months after employment with Bay National Bank or any affiliate, he will not, directly or indirectly, own, operate or otherwise be associated with, any financial institution which is located in the Bank's market area. Mr. Mohler, Mr. DiPietro and Mr. Neale each also agree that for a period of one (1) year after employment with Bay National Bank or any affiliate, he will not (i) solicit any person or entity which at the time of his termination was, or within one (1) year prior thereto had been, a customer of Bay National Bank or any of its affiliates or
(ii) solicit the employment of any person who was employed by Bay National Bank or any of its affiliates on a full or part time basis at the time of his termination of employment, unless such person (a) was involuntarily discharged by Bay National Bank or the affiliate or (b) voluntarily terminated his relationship with Bay National Bank or the affiliate prior to Mr. Mohler's, Mr. DiPietro's, or Mr. Neale's, as the case may be, termination of employment.

         In addition, after Bay National Corporation's initial public offering, Mr. Mohler will be granted options to purchase 3% of the shares of common stock outstanding after the offering and Mr. DiPietro and Mr. Neale each will be granted options to purchase 1.5% of the shares of common stock outstanding after the offering. All of these options will be exercisable at the public offering price of $10.00 per share and will be granted pursuant to a stock option plan to be adopted by Bay National Corporation's board of directors.

         Bay National Corporation has purchased "key man" life insurance on Mr. Mohler and Mr. Neale.

STOCK OPTION PLAN

         General.
         -------

         Bay National Corporation's board of directors intends to adopt a stock option plan as a performance incentive for executive employees, to encourage ownership of Bay National Corporation stock by executive employees and directors and to encourage such persons to remain employed by Bay National Corporation or its subsidiaries, including Bay National Bank. The plan will require the prior approval of the banking regulators and the approval of Bay National Corporation's stockholders within one year from the plan's adoption by the board of directors.

         Shares Subject to the Plan; Administration.
         ------------------------------------------

         The board of directors intend to reserve for issuance upon the exercise of options granted under the plan 12% of the shares of common stock outstanding after Bay National Corporation's initial public offering. Currently, we expect to grant options to purchase 6% of the shares of common stock outstanding after the offering to Mr. Mohler, Mr. DiPietro and Mr. Neale.

         The plan will be administered by a compensation committee appointed by the board of directors. The compensation committee will be authorized to determine and designate from time to time those persons to whom options are to be granted. Options may be "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. In general, the purchase price of each share of common stock subject to an option will be equal to the share's fair market value on the date of grant.

         Terms of Options.
         ----------------

         The plan will have a 10-year term. Each incentive stock option granted under the plan will expire not more than eight years from the date the option was granted, except each incentive stock option granted under the plan to an individual owning more than 10% of the outstanding common stock of Bay National Corporation will expire not more than five years from the date the option was granted. Non-qualified options granted under the plan will expire on such date as the compensation committee determines.

         Except as otherwise determined by the compensation committee, options granted under the plan will vest in four equal installments, with the first installment vesting three years from the date of the grant, the second installment vesting four years from the date of the grant, the third installment vesting five years from the date of the grant and the fourth installment vesting six years from the date of the grant. Incentive stock options granted to an individual who possesses more than 10% of the total combined voting power of all classes of stock of Bay National Corporation will vest in two equal installments, with the first installment vesting three years from the date of the grant and the second installment vesting four years from the date of the grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the ownership of Bay National Corporation's common stock by its directors, executive officers and persons known to own more than five percent (5%) of the common stock as of March 20, 2000. The table does not reflect the warrants or options granted or to be granted to any of these persons. Unless otherwise noted below, we believe that each person named in the table has the sole voting and sole investment power with respect to each of the shares of common stock reported as owned by such person.

 Name and Address of               Number of Shares       Percentage of Total
 --------------------              ----------------       -------------------
  Beneficial Owner
  ----------------

Carroll A. Bodie                         5,000                   4.44%
4005 Greenway
Baltimore, MD 21218

Charles E. Bounds                        2,500                   2.22%
1707 Upper Millstone Lane
Salisbury, MD 21801

John R. Lerch                        10,000(1)                   8.89%
618 Indian Lane
Salisbury, MD 21801

Hugh W. Mohler                          10,000                   8.89%
23 Buchanan Road
Baltimore, MD 21212

H. Victor Rieger, Jr.                    5,000                   4.44%
1015 Ivy Hill Road
Cockeysville, MD 21030

Margaret K. Riehl                        5,000                   4.44%
6200 Gentry Lane
Baltimore, MD 21210

William B. Rinnier                       5,000                   4.44%
616 Manor Drive
Salisbury, MD 21801

Edwin A. Rommel, III                     5,000                   4.44%
5281 Silver Run Lane
Salisbury, MD 21801

Charles H. Salisbury                    10,000                   8.89%
7209 Bellona Avenue
Baltimore, MD 21212

Henry H. Stansbury                   10,000(2)                   8.89%
6200 Foxhall Farm Road
Catonsville, MD 21228

Eugene M. Waldron, Jr.                   10,000                    8.89%
5309 Woodlawn Avenue
Chevy Chase, MD 20815

LFI Partnership                           8,000(3)                 7.11%
618 Indian Lane
Salisbury, MD 21801

Judith L. Stansbury                      10,000(4)                 8.89%
6200 Foxhall Farm Road
Catonsville, MD 21228

Executive Officers and                   77,500                   68.89%
Directors as a Group


(1) Includes 6,000 shares held by LFI Partnership, of which Mr. Lerch is a general partner. Also includes 2,000 shares held by Mr. Lerch's wife. Mr. Lerch disclaims beneficial ownership as to the shares held by his wife.
(2) Includes 5,000 shares held by Mr. Stansbury's wife, Judith L. Stansbury. Mr. Stansbury disclaims beneficial ownership as to the shares held by his wife.
(3) Includes 2,000 shares held by John R. Lerch, the general partner of LFI Partnership.
(4) Includes 5,000 shares held by Mrs. Stansbury's husband, Henry H. Stansbury. Mrs. Stansbury disclaims beneficial ownership as to the shares held by her husband.

Item 12.  Certain Relationships and Related Transactions

         Prior to Bay National Corporation's initial public offering, the organizers of Bay National Corporation and Bay National Bank and certain other investors purchased an aggregate of 112,500 shares of Bay National Corporation's common stock at a purchase price of $10.00 per share. The primary purpose of this "organizational offering" was to provide Bay National Corporation and Bay National Bank with the capital necessary to fund some of the initial organizational and prepaid operating expenses.

         In recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering, each purchaser in the organizational offering received, for no additional consideration, a warrant to purchase one share of common stock at $10.00 per share for every two shares that they purchased in the organizational offering. As a result, Bay National Corporation issued warrants to purchase an aggregate of 56,250 shares of common stock to the purchasers in the organizational offering.

         The warrants become exercisable on the later of the date that Bay National Bank opens for business or one year from the termination date of the initial public offering and are exercisable in whole or in part until November 16, 2004. The warrants and the shares of common stock issuable upon the exercise of the warrants are transferable subject to compliance with applicable securities laws. If the OCC issues a capital directive or other order requiring Bay

National Bank to obtain additional capital, the warrants are forfeited if not immediately exercised.

         Director John R. Lerch owns a 50% interest in the property being leased for Bay National Bank's Salisbury, Maryland branch office. Pursuant to that lease, which is for a five-year term and commenced as of September 1, 1999, Bay National Corporation agreed to pay Mr. Lerch and his partner monthly rent of approximately $1,980 plus all real estate taxes and utilities. Bay National Corporation believes that the lease rate is at fair market value, based, in part, on an evaluation of the lease terms by William E. Martin of ERA Martin Associates, a Salisbury-based real estate brokerage firm. Bay National Corporation engaged Mr. Martin to review the lease terms for the purpose of determining whether the terms were consistent with the lease terms for similar properties in the downtown Salisbury area.

         Bay National Corporation anticipates that its and Bay National Bank's directors and officers and the business and professional organizations with which they are associated will have banking transactions with Bay National Bank in the ordinary course of business. It will be Bay National Bank's policy that any loans and loan commitments will be made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of comparable credit standing. Loans to directors and officers must comply with Bay National Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from considering any such loan application.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation's Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781

Exhibit
No.         Description of Exhibit
-------     ----------------------

3.1*        Articles of Incorporation of Bay National Corporation
3.2*        Bylaws of Bay National Corporation
4.1*        Rights of Holders of Common Stock (as contained in the Articles of
            Incorporation included herein as Exhibit 3.1)
4.2*        Form of Common Stock Certificate
4.3*        Form of Warrant
10.1*       Form of Employment Agreement between Bay National Corporation and
            Hugh W. Mohler
10.2*       Form of Employment Agreement between Bay National Corporation and
            John S. DiPietro
10.3*       Form of Employment Agreement between Bay National Corporation and
            Thomas M. Neale

Exhibit
No.         Description of Exhibit
-------     ----------------------

10.4*       Form of Employment Agreement between Bay National Bank and Hugh W.
            Mohler
10.5*       Form of Employment Agreement between Bay National Bank and John S.
            DiPietro
10.6*       Form of Employment Agreement between Bay National Bank and Thomas M.
            Neale
10.7*       Office Lease  Agreement dated July 16, 1999 between Bay National
            Corporation and Joppa Green II Limited Partnership
10.8*       Office Lease Agreement dated July 16, 1999 between Bay National
            Corporation and Joppa Green II Limited Partnership
10.9*       Lease Agreement dated September 16, 1999 between Bay National
            Corporation and John R. Lerch and Thomas C. Thompson
21.1*       Subsidiaries of Bay National Corporation
27          Financial Data Schedule


         (b) Reports of Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BAY NATIONAL CORPORATION

Date:  March 27, 2000                       By: /s/ Hugh W. Mohler
                                               ---------------------------------
                                                    Hugh W. Mohler,
                                                    President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      NAME                         POSITION                                DATE
                      ----                         --------                                ----

                                                   Director and President
 /s/ Hugh W. Mohler                                (Principal Executive Officer)      March 27, 2000
---------------------------------------
Hugh W. Mohler


 /s/ John S. DiPietro                              Treasurer
---------------------------------------            (Principal Accounting and          March 27, 2000
John S. DiPietro                                   Financial Officer)

                                                   Director
---------------------------------------
James C. Alban, Jr.


 /s/ Carroll A. Bodie                              Director                           March 27, 2000
---------------------------------------
Carrol1 A. Bodie

                                                   Director
---------------------------------------
Charles E. Bounds

/s/ John R. Lerch                                  Director                           March 27, 2000
---------------------------------------
John R. Lerch

                                                   Director
---------------------------------------
H. Victor Rieger, Jr.

                                                   Director
---------------------------------------
Margaret Knott Riehl


 /s/ William B. Rinnier                            Director                           March 27, 2000
---------------------------------------
William B. Rinnier

 /s/ Edwin A. Rommel, III                          Director                           March 27, 2000
---------------------------------------
Edwin A. Rommel, III


 /s/ Charles H. Salisbury                          Director                           March 27, 2000
---------------------------------------
Charles H. Salisbury


 /s/ Henry H. Stansbury                            Director                           March 27, 2000
---------------------------------------
Henry H. Stansbury


 /s/ Kenneth H. Trout                              Director                           March 27, 2000
---------------------------------------
Kenneth H. Trout


 /s/ Eugene M. Waldron, Jr.                        Director                           March 27, 2000
---------------------------------------
Eugene M. Waldron, Jr.

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
         PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING
                                    ISSUERS

         Bay National Corporation has not sent and will not send to its security holders an annual report other than this annual report on Form 10-KSB. Subsequent to the date of this filing, Bay National Corporation intends to provide proxy materials to its security holders in connection with its annual meeting of security holders. A copy of such proxy materials will be furnished to the Securities and Exchange Commission for its information and Bay National Corporation understands that such materials will not be considered to be filed or subject to the liabilities of Section 18 of the Exchange Act.

                                  EXHIBIT INDEX


Exhibit
No.         Description of Exhibit
---         ----------------------

3.1*        Articles of Incorporation of Bay National Corporation
3.2*        Bylaws of Bay National Corporation
4.1*        Rights of Holders of Common Stock (as contained in the Articles of
            Incorporation included herein as Exhibit 3.1)
4.2*        Form of Common Stock Certificate
4.3*        Form of Warrant
10.1*       Form of Employment Agreement between Bay National Corporation and
            Hugh W. Mohler
10.2*       Form of Employment Agreement between Bay National Corporation and
            John S. DiPietro
10.3*       Form of Employment Agreement between Bay National Corporation and
            Thomas M. Neale
10.4*       Form of Employment Agreement between Bay National Bank and Hugh W.
            Mohler
10.5*       Form of Employment Agreement between Bay National Bank and John S.
            DiPietro
10.6*       Form of Employment Agreement between Bay National Bank and Thomas M.
            Neale
10.7*       Office Lease Agreement dated July 16, 1999 between Bay National
            Corporation and Joppa Green II Limited Partnership
10.8*       Office Lease Agreement dated July 16, 1999 between Bay National
            Corporation and Joppa Green II Limited Partnership
10.9*       Lease Agreement dated September 16, 1999 between Bay National
            Corporation and John R. Lerch and Thomas C. Thompson
21.1*       Subsidiaries of Bay National Corporation
27          Financial Data Schedule


* Previously filed by Bay National Corporation as a part of, and incorporated by reference from, Bay National Corporation's Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781