Form 10QSB
period 2000-03-31
BAY NATIONAL CORP
filed 2000-05-12
CIK 1089787

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
     1934
     For the transition period from             to            .
                                    -----------    -----------

                       Commission file number: 333-87781

                           Bay National Corporation
       (Exact name of small business issuer as specified in its charter)

                Maryland                                  52-2176710
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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 5, 2000, there were 1,242,020 shares of the Registrant's common stock, $0.01 par value per share, issued or outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [x]

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                           BAY NATIONAL CORPORATION
                         (a Development Stage Company)

                                BALANCE SHEETS

                                    ASSETS

                                                        March 31,        December 31,
                                                          2000               1999
                                                        ---------        ------------
Cash                                                   $  395,108         $  763,957
Prepaid expenses                                           19,067             25,557
Premises and equipment - net                              187,427             22,768
Other assets                                               13,331             24,102
                                                       ----------         ----------

     TOTAL ASSETS                                      $  614,933         $  836,384
                                                       ==========         ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Accounts payable                                      $   40,107         $   44,633
 Accrued professional fees                                226,000            216,000
                                                       ----------         ----------

     Total liabilities                                    266,107            260,633
                                                       ----------         ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par, 9,000,000 shares authorized,
   112,500 shares issued and outstanding                    1,125              1,125
 Surplus                                                1,123,875          1,123,875
 Deficit accumulated during the development stage        (776,174)          (549,249)
                                                       ----------         ----------

     Total stockholders' equity                           348,826            575,751
                                                       ----------         ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  614,933         $  836,384
                                                       ==========         ==========

See accompanying notes.

                           BAY NATIONAL CORPORATION
                         (a Development Stage Company)

                            STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000


REVENUES - Interest income          $   8,580
                                    ---------

EXPENSES:
 Salaries and employee benefits       132,096
 Advertising and promotion                766
 Offering costs                        11,757
 Professional fees                     10,000
 Rent                                  35,133
 Office expenses                        9,584
 Other                                 36,169
                                    ---------

     Total expenses                   235,505
                                    ---------

LOSS BEFORE INCOME TAX BENEFIT       (226,925)

INCOME TAX BENEFIT                          -
                                    ---------

NET LOSS                            $(226,925)
                                    =========

EARNINGS PER SHARE:
 Basic net loss per share              $(2.02)
                                       ======

 Diluted net loss per share            $(2.02)
                                       ======


See accompanying notes.

                           BAY NATIONAL CORPORATION
                         (a Development Stage Company)

                            STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(226,925)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                           2,882
    Decrease in other assets and prepaid expenses         17,261
    Decrease in accounts payable                          (4,526)
    Increase in accrued professional fees                 10,000
                                                       ---------

      Net cash used in operating activities             (201,308)
                                                       ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Acquisition of equipment                              (167,541)
                                                       ---------

NET DECREASE IN CASH                                    (368,849)

CASH AT BEGINNING OF PERIOD                              763,957
                                                       ---------

CASH AT END OF PERIOD                                  $ 395,108
                                                       =========

Supplemental cash flows information:
  Interest payments                                       $    -
                                                          ======

  Income tax payments                                     $    -
                                                          ======


See accompanying notes.

                           BAY NATIONAL CORPORATION
                         (a Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General
      -------

         The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation's 1999 Annual Report on Form 10-KSB. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2000.

         The accounting and reporting policies of Bay National Corporation (the "Company") conform to generally accepted accounting principles.

      Nature of Business
      ------------------

         Bay National Corporation was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as the bank holding company of a proposed new national bank with the name Bay National Bank (the "Proposed Bank"). It is intended that the Company will purchase all the shares of common stock to be issued by the Proposed Bank. The Company's operations to date have been limited to taking the necessary actions to organize and capitalize the Company and the Proposed Bank. The Proposed Bank has not commenced operations and will not do so unless the public offering of stock by the Company is successful and the Proposed Bank meets the conditions of the Office of the Comptroller of the Currency (the "OCC") to receive its charter authorizing it to commence operations as a national bank, has obtained the approval of the Federal Deposit Insurance Corporation to insure its deposit accounts, and meets certain other regulatory requirements.

      Costs Associated with Start-Up Activities
      -----------------------------------------

         The Company expenses costs incurred during the start-up phase of organization in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 Reporting on the Costs of Start-Up Activities.

2.  CAPITAL RAISING EFFORTS

      As of April 30, 2000, the termination date of the offering, the Company had received subscriptions for 1,129,520 shares, or an aggregate of $11,295,200 in subscription funds. Subscription funds received during the offering were placed in an escrow account and were invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government.

      Bay National Bank may not commence operations until Bay National Corporation purchases at least $9,000,000 of Bay National Bank's capital stock and obtains approval from the Federal Reserve Board to become a bank holding company, and until Bay National Bank meets the conditions of the Office of the Comptroller of the Currency to receive its certificate of authority to commence the business of banking and the Federal Deposit Insurance Corporation (FDIC) to receive deposit insurance. It is anticipated that these conditions will be satisfied by May 11, 2000.

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

      Bay National Corporation filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission for an offering of a minimum of 900,000 shares and a maximum of 1,500,000 shares of Bay National Corporation's common stock, with an offering price of $10.00 per share. The offering commenced on November 17, 1999 and terminated by its terms on April 30, 2000. The primary purpose of the offering was to raise the necessary capital to form and capitalize Bay National Bank. The offering was conditioned upon, among other things, Bay National Corporation's receipt of acceptable subscriptions for at least 900,000 shares of common stock.

      As of April 30, 2000, the termination date of the offering, the Company had received subscriptions for 1,129,520 shares, or an aggregate of $11,295,200 in subscription funds. Subscription funds received during the offering were placed in an escrow account and were invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government.

      Bay National Bank may not commence operations until Bay National Corporation purchases at least $9,000,000 of Bay National Bank's capital stock and obtains approval from the Federal Reserve Board to become a bank holding company, and until Bay National Bank meets the conditions of the Office of the Comptroller of the Currency to receive its certificate of authority to commence the business of banking and the Federal Deposit Insurance Corporation (FDIC) to receive deposit insurance. It is anticipated that these conditions will be satisfied by May 11, 2000.

Plan of Operations

      Once Bay National Bank opens, expected on or about May 12, 2000, it will begin business from its offices in North Baltimore, Maryland. It anticipates that its branch office in Salisbury, Maryland will open on or about May 26, 2000. Bay National Bank will accept checking and savings deposits, and will offer a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

      Bay National Corporation expects that Bay National Bank will incur approximately $450,000 in expenses in leasehold improvements for its offices and for furniture, fixtures and equipment for the offices, of which approximately $166,000 had been incurred as of March 31, 2000. Bay National Bank has contracted with an outside vendor for its data processing. Bay National Corporation anticipates a one-time capital expenditure of $486,000 and annual costs in the first year of operations of approximately $200,000 for data processing services.

Cash Requirements

      Bay National Corporation believes that the proceeds from the public offering and the proceeds from the organizational offering will be sufficient to fund the expenses of establishing and opening Bay National Bank, and Bay National Corporation's and Bay National Bank's operations for at least twelve months after the termination of the public offering. Bay National Corporation does not anticipate a need to raise additional capital during that period.

      IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF BAY NATIONAL CORPORATION'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN BAY NATIONAL CORPORATION'S REGISTRATION STATEMENT UNDER THE CAPTION "RISK FACTORS," SUCH AS THE LACK OF AN OPERATING HISTORY AND EXPECTATION OF LOSSES; DEPENDENCE ON KEY PERSONNEL; RISKS RELATED TO BAY NATIONAL BANK'S CHOICE OF LOAN PORTFOLIO; RISKS RELATED TO BAY NATIONAL BANK'S LENDING LIMIT; RISKS OF A COMPETITIVE MARKET; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; AND EFFECT OF DEVELOPMENTS IN TECHNOLOGY. BAY NATIONAL CORPORATION'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None.

Item 2.    Changes in Securities and Use of Proceeds.

           (a)  Not applicable.

           (b)  Not applicable.

           (c)  Not applicable.

           (d)  Use of Proceeds.

                     (1) The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was November 17, 1999. The Commission file number assigned to the registration statement was 333-87781.

                     (2) The offering commenced on November 17, 1999.

                     (3) The offering did not terminate before any securities were sold.

                     (4) (i)   The offering terminated as of April 30, 2000. In
the offering, Bay National Corporation sold 1,129,520 of the 1,500,000 shares of common stock, $0.01 par value per share, that were registered.

                         (ii)  The offering was not underwritten.

                         (iii) Bay National Corporation's common stock, $0.01
par value per share, was registered in the offering.

                         (iv)  Bay National Corporation registered 1,500,000
shares of common stock in the offering, with an aggregate price of $15,000,000. Bay National Corporation sold 1,129,520 shares of common stock in the offering, and received aggregate offering proceeds of $11,295,200.

                         (v)   From the effective date of the registration
statement, November 17, 1999, to March 31, 2000, a reasonable estimate of the expenses incurred by Bay National Corporation in connection with the issuance and distribution of its common stock is as follows:

        Underwriting discounts and commissions:            N/A
        Finders' fees:                                     N/A
        Expenses paid to or for underwriters:              N/A
        Other expenses:
          Filing fees                                 $  6,800
          Legal and other professional fees           $112,500
          Printing fees (including Edgar
            filing expenses)                          $ 50,400
          Other                                       $ 39,500
                                                      --------
        Total                                         $209,200

      As of March 31, 2000, Bay National Corporation had paid $97,000 of such estimated expenses. None of the $97,000 was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of Bay National Corporation or to their associates, or to any affiliate of Bay National Corporation.

                         (vi)   As of March 31, 2000, the offering was ongoing,
the conditions to the offering had not been satisfied and offering proceeds remained in escrow. Also, Bay National Corporation incurred expenses related to the offering after March 31, 2000. Accordingly, the net offering proceeds to Bay National Corporation after giving effect to the expenses described in paragraph
(4)(v) above cannot be calculated.

                         (vii)  As of March 31, 2000, the offering was ongoing,
the conditions to the offering had not been satisfied and offering proceeds remained in escrow. Accordingly, there was no application of net offering proceeds as of March 31, 2000.

                         (viii) Not applicable.


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

                              Bay National Corporation

Date: May 11, 2000            By: /s/ Hugh W. Mohler
                                  --------------------------
                              Hugh W. Mohler, President
                              (Principal Executive Officer)

Date: May 11, 2000            By: /s/ John S. DiPietro
                                  --------------------------
                              John S. DiPietro, Treasurer
                              (Principal Accounting and Financial Officer)