Form 10QSB
period 2000-06-30
BAY NATIONAL CORP
filed 2000-08-14
CIK 1089787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended June 30, 2000. Commission file number:333-87781



                            Bay National Corporation
             (Exact name of Registrant as specified in its charter)


                     Maryland                               52-2176710
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)


        2328 West Joppa Road, Baltimore, MD                    21093
      (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number including area code: (410) 494-2580



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes        X                         No
                          --------                        --------


The number of shares outstanding of the registrant's common stock on August 7, 2000:
              $.01 Par Value -    1,242,020

PART I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                                                            June 30, 2000        December 31, 1999
                                                                            -------------        -----------------

    Cash and cash equivalents                                               $  3,550,432           $    763,957
    Federal funds sold                                                         5,046,649                      0
    Investment securities available for sale (AFS) - at fair value             3,221,740                      0
    Loans                                                                        117,423                      0
         Less: Allowance for credit losses                                             0                      0
                                                                            ------------           ------------
             Loans, net                                                          117,423                      0
    Premises and equipment, net                                                  806,805                 22,768
    Accrued interest receivable and other assets                                  32,057                 49,659
                                                                            ------------           ------------

                Total Assets                                                $ 12,775,107           $    836,384
                                                                            ============           ============

LIABILITIES

    Non-interest bearing deposits                                           $    296,204           $          0
    Interest bearing deposits                                                    497,205                      0
                                                                            ------------           ------------
            Total deposits                                                       793,409                      0
    Short-term borrowings                                                        483,267                      0
    Accrued expenses and other liabilities                                       226,269                260,633
                                                                            ------------           ------------

                Total Liabilities                                              1,502,945                260,633
                                                                            ------------           ------------

STOCKHOLDERS' EQUITY

    Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,242,020 and 112,500
issued and outstanding:                                                           12,420                  1,125
    Surplus                                                                   12,407,780              1,123,875
    Accumulated Deficit                                                       (1,148,988)              (549,249)
    Accumulated other comprehensive income                                           950                      0
                                                                            ------------           ------------

                Total Stockholders' Equity                                    11,272,162                575,751
                                                                            ------------           ------------

                Total Liabilities and Stockholders' Equity                  $ 12,775,107           $    836,384
                                                                            ============           ============


                          See accompanying Notes to Consolidated Financial Statements.

                                                          Three Months Ending    Six Months Ending
                                                              June 30, 2000       June 30, 2000
                                                              -------------       -------------
INTEREST INCOME:
  Interest and fees on loans                                   $     470           $     470
  Interest on federal funds sold                                 190,307             190,307
  Interest and dividends on investment securities:                29,419              37,999
                                                               ---------           ---------
  Total interest income                                          220,196             228,776
                                                               ---------           ---------

INTEREST EXPENSE:
    Interest on deposits                                           1,733               1,733
    Interest on short-term borrowings                              2,084               2,084
                                                               ---------           ---------
    Total interest expense                                         3,817               3,817
                                                               ---------           ---------

Net interest income                                              216,379             224,959

Provision for credit losses                                            0                   0
                                                               ---------           ---------
Net interest income after provision for credit losses            216,379             224,959
                                                               ---------           ---------

OTHER OPERATING INCOME:
  Service charges on deposit accounts                                 20                  20
  Other income                                                       304                 304
                                                               ---------           ---------
     Total other operating income                                    324                 324
                                                               ---------           ---------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                                 308,752             440,848
  Net occupancy expenses of bank premises                         57,437              92,570
  Furniture and equipment expenses                                32,083              32,083
  Legal and professional fees                                     36,967              46,967
  Outside Services                                                66,238              66,238
  Other expenses                                                  88,039             146,315
                                                               ---------           ---------
     Total other operating expenses                              589,516             825,021
                                                               ---------           ---------

Loss before income taxes                                        (372,814)           (599,739)
Income tax benefit                                                     0                   0
                                                               ---------           ---------
NET LOSS                                                       $(372,814)          $(599,739)
                                                               =========           =========

Per Share Data:
  Cash Dividend Paid                                           $      --           $      --

  Net Loss (Basic)                                             $   (0.51)          $   (1.42)
  Net Loss (Diluted)                                           $   (0.51)          $   (1.42)
  Average Shares Outstanding (Basic)                             733,165             422,833
  Average Shares Outstanding (Diluted)                           733,165             422,823


fully diluted includes stock options





                See accompanying Notes to Consolidated Financial Statements.

                                                 BAY NATIONAL CORPORATION

                                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                          For the six months ended June 30, 2000

                                                                                               Accumulated
                                                                                                  Other           Total
                                                   Common                      Accumulated      Comprehensive  Stockholders'
                                                   Stock          Surplus        Deficit          Income         Equity
                                                -------------   ------------   -------------   -------------   ------------
Balance at January 1, 2000                           $ 1,125     $1,123,875      $ (549,249)            $ -      $ 575,751

Net loss (1st and 2nd quarters 2000)                       -              -        (599,739)              -       (599,739)

Other comprehensive income, net of tax:
   unrealized gain on securities                                                                        950            950
                                                                                                               ------------

Total other comprehensive income (loss)                                                                           (598,789)

Issuance of common stock                              11,295     11,283,905               -               -     11,295,200
                                                ---------------------------------------------------------------------------


Balance at June 30, 2000                              12,420     12,407,780      (1,148,988)            950     11,272,162
                                                ===========================================================================


                                See accompanying Notes to Consolidated Financial Statements.

                                  BAY NATIONAL CORPORATION

                            CONSOLIDATED STATEMENT OF CASH FLOWS

                           For the six months ended June 30, 2000

                                                                                    2000
-------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss                                                                    $(599,739)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation                                                               21,200
         Provision for credit losses                                                     0
         Net  decrease in accrued interest receivable and other assets              17,602
         Net  (decrease) in accrued expenses and other liabilities                 (34,364)
                                                                             --------------

                    Net cash used by operating activities                         (595,301)
                                                                             --------------

Cash Flows From Investing Activities
     Purchases of investment securities - AFS                                   (3,220,790)
     Net (increase)  in loans                                                     (117,423)
     Capital expenditures                                                         (805,238)

                    Net cash used by investing activities                       (4,143,451)
                                                                             --------------

Cash Flows From Financing Activities
     Net increase in deposits                                                      793,409
     Net increase  in short-term borrowings                                        483,267
     Issuance of of common stock                                                11,295,200

                    Net cash provided by financing activities                   12,571,877
                                                                             --------------

Net increase  in cash and cash equivalents                                       7,833,124
Cash and cash equivalents at beginning of year                                     763,957
                                                                             --------------

Cash and cash equivalents at end of period                                     $ 8,597,081
                                                                             ==============

                See accompanying Notes to Consolidated Financial Statements.

                            BAY NATIONAL CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED June 30, 2000



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           General

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

           Nature of Business

                Bay National Corporation was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of a national bank with the name Bay National Bank (the "Bank"). On May 12, 2000, the Company purchased all the shares of common stock issued by the Bank. The Company's operations to date have been limited to taking the necessary actions to organize and capitalize the Company and the Bank. The Bank commenced operations on May 12, 2000 after successfully meeting the conditions of the Office of the Comptroller of the Currency (the "OCC") to receive its charter authorizing it to commence operations as a national bank, and obtained the approval of the Federal Deposit Insurance Corporation to insure its deposit accounts, and has met certain other regulatory requirements.

           Costs Associated with Start-Up Activities

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

3. INCOME TAXES

                The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized, accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

Item 2.           Management's Plan of Operation.

General.

         Bay National Corporation (the "Company") is a bank holding company, which on April 30, 2000, completed its efforts to raise capital and closed with $11,295,200.

         On May 12, 2000 the Company became a bank holding company by purchasing all of the common stock of Bay National Bank. Bay National Bank opened its first office on May 12, 2000, and a second office on May 26, 2000.

         Bay National Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

Results of Operations.

         The Company reported net losses of $(372,814) and $(599,739) for the quarter and six months ended June 30, 2000. The losses are attributable primarily to start-up costs associated with filing fees, legal fees, salaries, rents and other related expenses necessary to complete the offering and prepare the Bank to do business during the first three months. The loss for the quarter is related to operating costs of the Bank as it opened for business and developed its customer base. These losses will be reduced as the Bank increases its deposit base and generates loan volume.

         While the bank is pleased with its deposit growth, ending one and one-half months with deposits at $793,409, lending activity has not been as strong as anticipated. The Bank's lending activity has generated loans totaling $117,423. This is not up to expectations, however, the market is very competitive and the Bank is committed to maintaining a high quality portfolio which returns a reasonable market rate, which adequately compensates the bank for the risks undertaken.

         It is expected that the Bank will have losses during its start up period and not break even for approximately twenty-four months.

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

Item 2.  Changes in Securities.

         None.

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

                                 Bay National Corporation

Date: August 9, 2000             By:      /s/ Hugh W. Mohler
                                    ---------------------------------
                                    Hugh W. Mohler, President
                                    (Principal Executive Officer)


Date: August 9, 2000             By:      /s/ John S. DiPietro
                                    ---------------------------------
                                    John S. DiPietro, Treasurer
                                    (Principal Accounting and Financial Officer)