Form 10QSB
period 2000-09-30
BAY NATIONAL CORP
filed 2000-11-13
CIK 1089787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended September 30, 2000. Commission file number: 333-87781



                            Bay National Corporation
             (Exact name of Registrant as specified in its charter)


                     Maryland                               52-2176710
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)               Identification No.)


        2328 West Joppa Road, Lutherville, MD                    21093
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


The number of shares outstanding of the registrant's common stock on November 13, 2000:
              $.01 Par Value - 1,242,020

PART I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                            BAY NATIONAL CORPORATION

                                           CONSOLIDATED BALANCE SHEETS

                                 As of September 30, 2000 and December 31, 1999


                                                                        September 30, 2000       December 31, 1999
                                                                        ------------------       -----------------
                                                                            (Unaudited)
    Cash and cash equivalents                                               $  4,211,728           $    763,957
    Federal funds sold                                                        10,993,703                      0
    Investment securities available for sale (AFS) - at fair value             2,268,159                      0
    Loans                                                                      1,521,622                      0
         Less: Allowance for credit losses                                       (23,000)                     0
                                                                            ------------           ------------
             Loans, net                                                        1,498,622                      0
    Premises and equipment, net                                                  942,509                 22,768
    Accrued interest receivable and other assets                                  58,061                 49,659
                                                                            ------------           ------------

                Total Assets                                                $ 19,972,782           $    836,384
                                                                            ============           ============

LIABILITIES

    Non-interest bearing deposits                                           $  1,805,077           $          0
    Interest bearing deposits                                                  7,121,170                      0
                                                                            ------------           ------------
            Total deposits                                                     8,926,247                      0

    Accrued expenses and other liabilities                                       258,515                260,633
                                                                            ------------           ------------

                Total Liabilities                                              9,184,762                260,633
                                                                            ------------           ------------

STOCKHOLDERS' EQUITY

    Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,242,020 and 112,500
issued and outstanding:                                                           12,420                  1,125
    Surplus                                                                   12,407,780              1,123,875
    Accumulated Deficit                                                       (1,632,730)              (549,249)
    Accumulated other comprehensive income                                           550                      0
                                                                            ------------           ------------

                Total Stockholders' Equity                                    10,788,020                575,751
                                                                            ------------           ------------

                Total Liabilities and Stockholders' Equity                  $ 19,972,782           $    836,384
                                                                            ============           ============


                          See accompanying notes to consolidated financial statements.

                                                 BAY NATIONAL CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the nine and three month periods ended September 30, 2000 and 1999
                                                        (Unaudited)

                                                              Three Months Ending September 30,  Nine Months Ending September 30,
                                                                   2000               1999            2000         1999
                                                               ---------           ---------       ---------     ---------

INTEREST INCOME:
  Interest and fees on loans                                   $  10,143           $       0       $  10,613     $       0
  Interest on federal funds sold                                 135,514                   0         325,821             0
  Interest and dividends on investment securities:                91,489               4,567         129,488         4,728
                                                               ---------           ---------       ---------     ---------
  Total interest income                                          237,146               4,567         465,922         4,728
                                                               ---------           ---------       ---------     ---------

INTEREST EXPENSE:
    Interest on deposits                                          63,120                   0          66,937             0
                                                               ---------           ---------       ---------     ---------
    Total interest expense                                        63,120                   0          66,937             0
                                                               ---------           ---------       ---------     ---------

Net interest income                                              174,026               4,567         398,985         4,728

Provision for credit losses                                       23,000                   0          23,000             0
                                                               ---------           ---------       ---------     ---------
Net interest income after provision for credit losses            151,026               4,567         375,985         4,728
                                                               ---------           ---------       ---------     ---------

OTHER OPERATING INCOME:
  Service charges on deposit accounts                              1,108                   0           1,128             0
  Other income                                                     1,582                   0           1,886             0
                                                               ---------           ---------       ---------     ---------
     Total other operating income                                  2,690                   0           3,014             0
                                                               ---------           ---------       ---------     ---------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                                 397,902              59,502         838,750        65,759
  Occupancy expenses                                              59,713               5,700         152,283         5,700
  Furniture and equipment expenses                                37,673                   0          69,756             0
  Legal and professional fees                                      7,987              69,859          54,954        69,859
  Outside Services                                                63,283                   0         129,521             0
  Other expenses                                                  70,901              19,937         217,216        19,937
                                                               ---------           ---------       ---------     ---------
     Total other operating expenses                              637,459             154,998       1,462,480       161,255
                                                               ---------           ---------       ---------     ---------

Loss before income taxes                                        (483,743)           (150,431)     (1,083,481)     (156,527)
Income tax benefit                                                     0                   0               0             0
                                                               ---------           ---------       ---------     ---------
NET LOSS                                                       $(483,743)          $(150,431)    $(1,083,481)    $(156,527)
                                                               =========           =========       =========     =========

Per Share Data:
  Cash Dividend Paid                                           $      --           $      --      $       --     $      --


  Net Loss (Basic)                                             $   (0.39)          $   (1.34)     $    (1.45)    $   (1.39)
  Net Loss (Diluted)                                           $   (0.39)          $   (1.34)     $    (1.45)    $   (1.39)
  Average Shares Outstanding (Basic)                           1,242,020             112,500         747,340       112,500
  Average Shares Outstanding (Diluted)                         1,242,020             112,500         747,340       112,500

                               See accompanying notes to consolidated financial statements.

                                          BAY NATIONAL CORPORATION

                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                        For the nine month periods ended September 30, 2000 and 1999
                                                 (Unaudited)
                                                                                   2000             1999
                                                                               ------------     ----------

Cash Flows From Operating Activities
     Net loss                                                                  $(1,083,481)     $(156,527)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation                                                               51,397               0
         Amortization of investment (discounts)/premiums, net                      (55,069)              0
         Provision for credit losses                                                23,000               0
         Net (increase)decrease in accrued interest receivable and other assets     (8,402)        (48,130)
         Net increase (decrease) in accrued expenses and other liabilities          (2,118)         65,641
                                                                               ------------     ----------

                    Net cash used by operating activities                       (1,074,673)      (139,016)
                                                                               ------------     ----------

Cash Flows From Investing Activities
     Purchases of investment securities - AFS                                   (3,212,540)             0
     Maturities of investment securities - AFS                                   1,000,000              0
     Net increase in loans                                                      (1,521,622)             0
     Capital expenditures                                                         (971,138)       (17,531)
                                                                               -----------     ----------
                    Net cash used by investing activities                       (4,705,300)       (17,531)
                                                                               -----------     ----------

Cash Flows From Financing Activities
     Net increase in deposits                                                    8,926,247              0
     Issuance of common stock                                                   11,295,200      1,125,000
                                                                               -----------     ----------
                    Net cash provided by financing activities                   20,221,447      1,125,000
                                                                               -----------     ----------

Net increase in cash and cash equivalents                                       14,441,474        968,453
Cash and cash equivalents at beginning of year                                     763,957              0
                                                                               -----------     ----------

Cash and cash equivalents at end of period                                     $15,205,431     $  968,453
                                                                               ===========     ==========

                        See accompanying notes to consolidated financial statements.


                            BAY NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  GENERAL

         Organization

         Bay National Corporation was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of a national bank with the name Bay National Bank (the "Bank"). On May 12, 2000, the Company purchased all the shares of common stock issued by the Bank. The Company's operations through that date were limited to taking the necessary actions to organize and capitalize the Company and the Bank. The Bank commenced operations on May 12, 2000 after successfully meeting the conditions of the Office of the Comptroller of the Currency (the "OCC") to receive its charter authorizing it to commence operations as a national bank, and obtained the approval of the Federal Deposit Insurance Corporation to insure its deposit accounts, and has met certain other regulatory requirements.

         Basis of Presentation

         The accompanying consolidated financial statements include the activity of Bay National Corporation and its wholly owned subsidiary, Bay National Bank. All significant intercompany transactions have been eliminated in consolidation.

         The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National
Corporation's 1999 Annual Report on Form 10-KSB. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2000.

         The accounting and reporting policies of Bay National Corporation (the "Company") conform to generally accepted accounting principles.

         Costs Associated with Start-Up Activities

         The Company expensed costs incurred during the start-up phase of organization in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 Reporting on the Costs of Start-Up Activities.

2.  REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

         Due to the Bank's recent formation, as of May 12, 2000, the Bank has not been categorized by the Office of the Comptroller of the Currency (OCC) under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events that management believes would prevent the Bank from being categorized as well capitalized.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Company") and Bay National Bank ("Bank") as of September 30, 2000 and for the three and nine-month periods ended September 30, 2000. Comparative discussion of the results of operations for the three and nine months ended September 30, 2000 and September 30, 1999 is not provided, as the Company had no operations other than organizational activity until May 2000, and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

General

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

Financial Condition

         As of September 30, 2000, assets were $19,972,782. This represents growth of $19,136,398 since December 31, 1999. The growth in assets was attributable to the proceeds from the Company's initial public offering, as well as funds invested from deposit growth, and an increase in the Company's loan portfolio. Deposits at September 30, 2000 were $8,926,247. Deposit growth was attributable to demand for banking services developed by officers, and directors during the organizational period, as well as subsequent to the opening of the bank. Management has set the interest rates paid on deposits to be competitive in the market and will continue to increase marketing activities during the fourth quarter of 2000. The Bank has no brokered funds.

         As of September 30, 2000, loans (net of a $23,000 allowance for loan losses) totaled $1,498,622. The composition of the loan portfolio was approximately $870,000 of Commercial Loans, and $652,000 of Consumer Loans. Funds not extended in loans are held in federal funds sold and the investment portfolio. At September 30, 2000, the Bank had federal funds sold and investments totaling $13,261,862. All investments, other than the Federal Reserve Bank stock held by the Bank, were held in overnight or short-term government agency securities.

         Total capital at September 30, 2000 was $10,788,020. Management believes this capital will be adequate to fund the Company's and Bank's operations for at least the next 12 months.

Results of Operations

         On a consolidated basis, the Company recorded a net loss of $483,743 for the three-month period ended September 30, 2000 and a net loss of $1,083,481 for the nine-month period ended September 30, 2000. Of the total amount of $1,083,481, $708,135 was the loss associated with Bank operations. The remainder of the loss was the result of organizational activities performed prior to the opening of the bank.

         Operating results for the year ending December 31, 2000 are projected to reflect losses as loan and deposit growth initially will not produce net interest income sufficient to cover operating expenses.

Net Interest Income

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments; interest-bearing deposits make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

         The net interest income for the three and nine month periods ended September 30, 2000 was $174,026 and $398,985, respectively. For the nine-month period, $10,613 was income from lending activities; $455,309 was income from overnight and security investments; and the Bank's cost of deposits was $66,937.

         Growth in the loan portfolio resulted in greater contributions to interest income in the third quarter, because the yields on loans are normally 3% to 4% higher than yields on investment securities. At September 30, 2000, the weighted average yield on the loan portfolio was 9.67%; the weighted average yield on federal funds sold and the investment portfolio was 6.47%.

         The market in which the Bank operates is very competitive, and the rates of interest paid on deposits are somewhat driven by rates paid by other depository institutions. Management closely monitors rates offered by other institutions, and seeks to be competitive within the market. The Bank has chosen not to aggressively compete for jumbo certificates of deposits, which are highly rate sensitive, and are not normally perceived to be as stable as demand deposits or money market accounts. At September 30, 2000, the Bank's weighted average cost of deposits was 4.54%. It is anticipated that both the volume of deposits and the interest expense will increase during the next twelve-month period based upon increased marketing activities.

Allowance and Provision for Credit Losses

         The provision for credit losses represents an expense to fund the allowance for credit losses. These funds are set aside in anticipation of potential of credit losses in the current loan portfolio. The amount allocated is based on many factors, which are considered in management's assessment of the loan portfolio. These factors include economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes.

         Based upon management's analysis of the loan portfolio as of September 30, 2000, management allocated an amount of $23,000 to the provision for credit losses. This allocation is an estimate based on current information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors, which may arise.

Non-Interest Income

         Non-interest income is primarily deposit account service charges, and cash management fees. For the three-month period ended September 30, 2000, the Bank realized non-interest income in the amount of $2,690. This compares to $324 realized in the second quarter of 2000. These fees are volume driven, based mostly on the deposit customer base and should increase as the customer base increases.

         The Bank expects to expand its sources of non-interest incoming through fees received from strategic partners that will offer mutual fund investment products, investment advisory services, and insurance products.

Non-Interest Expense

         Non-interest expense for the three and nine-month periods ended September 30, 2000 were $637,459 and $1,462,480. The largest portion of these operating expenses were salaries and employee benefits which totaled $838,750 for the nine month period ended September 30, 2000. This represents 57% of all other operating expenses.


Liquidity and Capital Resources

         Stockholders' equity at September 30, 2000 was $10,788,020. The Company has declared no cash dividends since its inception.

         Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution's assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted" assets so that categories of assets with higher "defined" credit risks will require more capital support than assets with lower risks. The Bank has exceeded its capital adequacy requirements to date.

         The Bank's liquidity is provided by its cash and cash equivalents, which are its cash on hand and on deposit with other financial institutions and its federal funds sold. The levels of such assets are dependent upon the Bank's operating, financing and investment activities at any given time. Variations in levels of cash and cash equivalents are mostly influenced by deposit flows and loan activity.

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

                                    Bay National Corporation

Date: November 13, 2000             By:      /s/ Hugh W. Mohler
                                    ---------------------------------
                                    Hugh W. Mohler, President
                                    (Principal Executive Officer)


Date: November 13, 2000             By:      /s/ Mark A. Semanie
                                    ---------------------------------
                                    Mark A. Semanie, Treasurer
                                   (Principal Accounting and Financial Officer)