Form 10KSB40
period 2000-12-31
BAY NATIONAL CORP
filed 2001-03-30
CIK 1089787

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ___________

                        Commission File Number 333-87781


                            Bay National Corporation
                            ------------------------
                 (Name of small business issuer in its charter)

         Maryland                                         52-2176710
         --------                                         ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                2328 West Joppa Road, Lutherville, Maryland      21093
                -------------------------------------------     ------
                  (Address of principal executive offices)    (Zip Code)

                     Issuer's telephone number: 410-494-2580

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $828,012.

         The aggregate market value of the common equity held by non-affiliates was $10,091,412 as of March 19, 2001, based on a sales price of $8.13 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold at in over the counter trading on March 14, 2001.

         The number of shares outstanding of the issuer's Common Stock was 1,242,020 as of March 19, 2001.

         Transitional Small Business Disclosure Format (check one):

                                                          Yes __ No X
                                                                    -


                                     PART I

Item 1.  Description of Business

General

         Bay National Corporation was incorporated under the laws of the State of Maryland on June 3, 1999, primarily to serve as a bank holding company for a proposed federally chartered commercial bank to be named Bay National Bank.

         On April 30, 2000, Bay National Corporation completed an initial public offering of 1,129,520 shares of its common stock at an offering price of $10.00 per share.

         Bay National Bank commenced operations on May 12, 2000 with its main office in North Baltimore, Maryland and a branch office in Salisbury, Maryland. Bay National Bank accepts checking and savings deposits and offers a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

Marketing Focus

         A group of individuals active in business, professional, banking, financial and charitable activities in the Baltimore, Maryland metropolitan area and the Eastern Shore of Maryland organized Bay National Bank because they believe that the banking needs of certain segments of these communities are not being served adequately by existing banks. Specifically, as a result of bank mergers over the past decade, many banks in the Baltimore metropolitan area and the Eastern Shore of Maryland are local branches of large regional and national banks. Although size gives the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, the organizers believe that these "megabanks" have focused on a mass market approach which de-emphasizes personal contact and service. The organizers also believe that the centralization of decision-making power at these large institutions has resulted in a lack of customer service. At many of these institutions, determinations are made at the "home office" by individuals who lack personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution.

         Bay National Bank's management believes that this trend has been particularly frustrating to owners of small and mid-sized businesses, business professionals and high net worth individuals who traditionally were accustomed to dealing directly with a bank executive who had an understanding of their banking needs with the ability to deliver a prompt response.

         Bay National Bank targets its commercial banking services to small and mid-sized businesses and targets its retail banking services to the owners of these businesses and their employees, to business professionals and high net worth individuals.

         Bay National Bank seeks to distinguish itself by

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

         Bay National Bank's offices are not organized in the traditional retail branch structure, which is transaction and "bank teller" oriented. Instead, Bay National Bank has adopted a "sit-down" model where customers are greeted by a personal banker and taken to a private desk. We believe that this approach will make service more individualized and enhance the banker's understanding of the customer's needs. Furthermore, Bay National Bank's branch locations do not focus on capturing every customer within the surrounding area. Instead, they are strategically located in areas convenient to Bay National Bank's target customer base.

Market Area and Facilities

        Bay National Bank's headquarters and Baltimore branch office are located at 2328 West Joppa Road, Lutherville, Maryland 21093. Bay National Bank serves the Baltimore metropolitan area from that location, with its primary service area being Towson, Lutherville-Timonium, Cockeysville, Hunt Valley, Ruxton and Roland Park. Bay National Bank also established a branch office at 109 Poplar Hill Avenue, Salisbury, Maryland 21801, from which it serves Maryland's Eastern Shore.

Products and Services

         Loan Portfolio.
         --------------

         Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Management anticipates that commercial business and commercial real estate loans for owner-occupied properties will ultimately be Bay National Bank's primary loan products, although these loans accounted for less than 48% of the loan portfolio at December 31, 2000.

         Generally, Bay National Bank is subject to a lending limit to any one borrower of 15% of Bay National Bank's unimpaired capital and surplus. However, management intends to originate loans and to participate with other lenders in loans that exceed Bay National Bank's lending limits. It is not believed that loan participations that Bay National Bank purchases will necessarily pose any greater risk of loss than loans, which Bay National Bank originates.

         The following is a description of the types of loans Bay National Bank has targeted in building its loan portfolio:

          o Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing. Asset-based lending, accounts receivable financing and lease financing also will be available. As of December 31, 2000, these loans represented approximately 47% of Bay National Bank's loan portfolio. Bay National Bank is targeting small and mid-sized businesses in its market area with credit needs in the range of up to $5,000,000.

          o Real estate loans, including land development and construction loan financing, primarily for owner-occupied premises. As of December 31, 2000, these loans represented less than 1% of Bay National Bank's loan portfolio.

          o Consumer loans including automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2000, these loans represented approximately 13% of Bay National Bank's loan portfolio. Bay National Bank's consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

          o Residential mortgage loans, including first and second mortgage loans and home equity loans secured by single-family owner-occupied residences. As of December 31, 2000, these loans, all of which were home equity loans, represented approximately 39% of Bay National Bank's loan portfolio. Like its consumer loans, Bay National Bank's residential mortgage loans are targeted to business owners and their employees, business professionals and high net worth individuals.

              Bay National Bank's residential mortgage loans adhere to standards developed by FNMA/FHLMC. Management requires private mortgage insurance for loans in excess of 80% of a property's value. Bay National Bank sells most of its first and second mortgage loans in the secondary market. Therefore, management sells those loans that have a lower degree of risk , and a lower yield, relative to the other types of loans that Bay National Bank is expected to make.

        Deposits.
        --------

        Bay National Bank offers a wide range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.

        Other Banking and Financial Services.
        ------------------------------------

        Bay National Bank offers commercial customers cash management services such as sweep accounts, account reconciliation, lockbox services and wire transfers of funds. Additionally, Bay National Bank makes available telephone banking, ATM/debit cards, safe keeping boxes, after-hours deposit services, travelers checks, direct deposit of payroll and automatic drafts for various accounts. These services are provided either directly by Bay National Bank or through correspondent banking relationships. However, Bay National Bank does not have an ATM machine at its main office in North Baltimore or its branch in Salisbury.

        In addition, Bay National Bank's customers are able to access information about their accounts and view information about Bay National Bank's services and products on Bay National Bank's website, which is located at http://www.baynational.com. Bay National Bank's website also permits customers to make transfers of funds among accounts, pay bills, and send e-mail to Bay National Bank personnel.

        Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank in the future. As of December 31, 2000, Bay National Bank has not entered in to any such fee arrangements. When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

Competition

        Deregulation of financial institutions and acquisitions of banks across state lines has resulted in widespread changes in the financial services industry. In both the Baltimore metropolitan area and on Maryland's Eastern Shore, Bay National Bank faces strong competition from large banks headquartered within and outside of Maryland. Bay National Bank also competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. In addition, pursuant to recently enacted legislation, insurance companies, securities brokers and other non-bank entities or their affiliates may provide services, which historically have been considered banking in nature.

        Many of Bay National Bank's competitors can finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and offer services, which Bay National Bank cannot or will not offer initially. Also, larger institutions have substantially higher lending limits than Bay National Bank. Some of Bay National Bank's competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

Employees

        As of March 19, 2001, Bay National Corporation employed twenty individuals. Thirteen people operate from Bay National Bank's headquarters in North Baltimore and seven people from the Salisbury, Maryland branch.

Supervision and Regulation

        Bay National Corporation and Bay National Bank are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations and generally are intended to protect depositors, not stockholders. The following discussion is only a summary and readers should refer to particular statutory and regulatory provisions for more detailed information. In addition, management cannot predict the nature or the extent of the effect on business and earnings that new federal or state legislation may have in the future.

        Bay National Corporation.
        ------------------------

        Federal Bank Holding Company Regulation. Bay National Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision by the Federal Reserve Board. As a bank holding company, Bay National Corporation will be required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require by statute. The Federal Reserve Board may also examine Bay National Corporation and each of its subsidiaries.

        The status of Bay National Corporation as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

        The Federal Reserve Board must approve, among other things, the acquisition by a bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or bank holding company or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, Bay National Corporation may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

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

        In accordance with Federal Reserve Board policy, Bay National Corporation is expected to act as a source of financial strength to Bay National Bank and to commit resources to support Bay National Bank in circumstances in which Bay National Corporation might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

        The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy. As a bank holding company with less than $150,000,000 in assets, Bay National Corporation initially is exempt from most of these risk-based capital measures. However, the Federal Reserve Board still requires that Bay National Corporation remain adequately capitalized and have the ability to retire any debt within 25 years from the date it is incurred.

        State Bank Holding Company Regulation. Bay National Corporation is a Maryland-chartered bank holding company and is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law.

        Under Maryland law, a bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation (the "Commissioner"). In approving the application, the Commissioner must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Commissioner may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Commissioner has authority to adopt by regulation a procedure to waive this requirement for good cause. In a transaction for which the Commissioner's approval is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Commissioner, the parties to the acquisition must provide written notice to the Commissioner at least 15 days before the effective date of the acquisition.

        Bay National Bank.
        -----------------

        General. Bay National Bank, as a national banking association whose accounts are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum legal limits, is subject to regulation, supervision and regular examinations by the Office of the Comptroller of the Currency ("OCC"). Bay National Bank is a member of the Federal Reserve System and, as such, is subject to certain regulations issued by the Federal Reserve Board. Bay National Bank also is subject to applicable banking provisions of Maryland law insofar as they do not conflict with or are not preempted by federal law. The regulations of these various agencies govern most aspects of Bay National Bank's business, including setting required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

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

        Tier 1 capital for national banks generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment in accordance with Statement of Financial Accounting Standards No. 115. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock which is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

        On March 8, 2000, the Federal Reserve Board, in conjunction with the other banking agencies, issued proposed changes to the risk based capital measures regarding recourse and direct capital measures. The proposal would amend the current measures to more closely align how recourse obligations, direct credit substitutes and securitized transactions are treated. Until finalized, it cannot be determined what, if any, impact the proposed changes will have on Bay National Bank's operations.

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

        Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than

3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Bay National Bank is "well capitalized" as of December 31, 2000.

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

        A critically undercapitalized institution will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or another appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the four calendar quarters after the date it becomes critically undercapitalized must be placed in receivership.

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

        Deposit insurance. The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. As a new bank, Bay National Bank was initially assigned to a capital and supervisory subcategory that has an assessment rate of 0. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Bay National Bank.

        Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

        Transactions with Affiliates and Insiders. Bay National Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to affiliates, investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.
Section 23A limits the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of Bay National Bank and also limits the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.

        Bay National Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies.

        Bay National Bank also is subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to other persons. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

        Loans to One Borrower. As a national bank, Bay National Bank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a national bank may have to any one borrower at any one time is 15% of the bank's unimpaired capital and surplus. A national bank may lend an additional 10% on top of the 15% if the amount that exceeds 15% of the bank's unimpaired capital and surplus is fully secured by readily marketable collateral.

        Liquidity. Bay National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, amounts in Bay National Bank's transaction accounts above $5,000,000 and under $44,300,000 must have reserves held against them in the ratio of three percent (3%) of the amount.

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

Factors Affecting Future Results

         Some of the information in this annual report includes "forward-looking statements." These statements use words such as "may," "will," "expect," "anticipate," "plan," "estimate" or similar words, and they discuss future expectations, projections of financial results or strategies that are subject to risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Bay National Corporation's actual results and the actual outcome of Bay National Corporation's expectations and strategies could be different from what we have described in this annual report because of these risks and uncertainties.

         Bay National Corporation has limited operating history upon which to evaluate future success, and Bay National Corporation does not expect to be profitable initially. Bay National Corporation and Bay National Bank commenced operations in May 2000, and their operating history is very limited. Bay National Corporation's profitability will depend on the results of operations of its principal asset, Bay National Bank. Management expects that Bay National Bank will incur operating losses during its initial years of operation and may not achieve profitability, if at all, for at least two years. If Bay National Bank decides to open additional offices, that decision may further delay profitability because of the increased expenses of expansion and because the new offices may not enhance the results of operations as anticipated.

         Bay National Corporation and Bay National Bank depend heavily on one key employee, Mr. Hugh W. Mohler, and business would suffer if something were to happen to Mr. Mohler. Mr. Mohler is the President and Chief Executive Officer of Bay National Bank. If he were to leave for any reason, Bay National Corporation's and Bay National Bank's business would suffer because he has banking experience and relationships with potential clients that would not be easy to replace. In addition, because Bay National Bank's business will be relationship driven, the loss of an employee who has primary contact with one or more of Bay National Bank's clients could cause Bay National Bank to lose those clients' business, possibly resulting in a decline in revenues.

         Bay National Bank's lending strategy involves risks resulting from the choice of loan portfolio. Bay National Bank's loan strategy emphasizes commercial business loans and commercial real estate loans. At December 31, 2000, such loans accounted for less than 48% of the loan portfolio, but it is management's goal to increase loan growth in these categories. Bay National Bank also offers construction loans, consumer loans and mortgage loans for owner-occupied residential properties, although most of the residential mortgage loans will be sold in the secondary market. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

         Bay National Bank's lending limit may limit its growth and the growth of Bay National Corporation. Bay National Bank is limited in the amount it can loan to a single borrower by the amount of its capital. Specifically, under current law, Bay National Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Furthermore, until Bay National Bank is profitable, Bay National Bank's capital will decrease which will result in a decrease to the lending limit. Bay National Bank's lending limit is significantly less than that of many of its competitors and may discourage potential borrowers who have credit needs in excess of Bay National Bank's lending limit, from conducting business with Bay National Bank. Management intends to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not succeed.

         Bay National Bank faces substantial competition which could adversely affect its ability to attract depositors and borrowers. Bay National Bank operates in a competitive market for financial services and faces intense competition from other institutions both in making loans and in attracting deposits. Many of these institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and lending limits than Bay National Bank, and are able to offer certain services that Bay National Bank is not able to offer. If Bay National Bank cannot attract deposits and make loans at a sufficient level, its operating results will suffer, as will its opportunities for growth.


         Government regulation could restrict Bay National Corporation's or Bay National Bank's growth or cause Bay National Corporation or Bay National Bank to incur higher costs. Bay National Corporation and Bay National Bank operate in a highly regulated environment and are subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies. Banking regulations, designed primarily for the safety of depositors, may limit the growth of Bay National Bank and the return to investors by restricting activities such as the payment of dividends; mergers with, or acquisitions by, other institutions; investments; loans and interest rates; interest rates paid on deposits; and the creation of branch offices. Laws and regulations could change at any time, and changes could adversely affect Bay National Corporation's and Bay National Bank's business. In addition, the cost of compliance with regulatory requirements could adversely affect Bay National Corporation's and Bay National Bank's ability to operate profitably.

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

Item 2.  Description of Property

        On July 16, 1999, Bay National Corporation entered into two lease agreements for its main office, which is located at 2328 West Joppa Road, Baltimore, Maryland 21093.

        The first lease, which commenced on July 26, 1999, is for 947 square feet of space. This space, which is on the first floor of a three-story building, was initially used for administrative office space. Upon the opening of Bay National Bank, this space became Bay National Bank's Baltimore branch office. The lease term runs for five years and five months. Bay National Corporation has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation paid monthly rent of approximately $1,900, which amount increases at the rate of four percent per year. The monthly rent includes Bay National Corporation's share of taxes and building operating costs.

        The second lease, which commenced on March 1, 2000, is for 5,130 square feet of space and runs for five years. Approximately 3,400 square feet of this space, which is on the third floor of the same building, is used for Bay National Corporation and Bay National Bank's administrative offices. Bay National Corporation also has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation paid monthly rent of approximately $10,773, which amount increases at the rate of four percent per year. The monthly rent includes Bay National Corporation's share of taxes and building operating costs. Beginning April 1, 2000, Bay National Corporation sublet approximately 1,800 square feet of this space for a three-year term at a monthly rent for the first year of $3,173, which amount increases at the rate of four percent per year. After the termination of the sublease, management will reassess whether Bay National Corporation or Bay National Bank requires the use of this additional space for operations.

        On September 16, 1999, Bay National Corporation entered into a lease agreement for Bay National Bank's Salisbury, Maryland branch office, which is located at 109 Poplar Hill Avenue, Salisbury Maryland 21801 in a two-story building containing approximately 2,500 square feet of office space. This lease, which became effective as of September 1, 1999, is for a term of five years with Bay National Corporation having the option to extend the term for three five-year renewal terms. During the initial lease term, Bay National Corporation is paying monthly rent of approximately $1,980, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the year ended December 31, 2000 to a vote of security holders of Bay National Corporation.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market for Common Stock and Dividends

         As of March 19, 2001, the number of holders of record of Bay National Corporation's common stock was approximately 400. Bay National Corporation's common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BANI."

         Bay National Corporation completed an initial public offering of its common stock on April 30, 2000. Stock prices subsequent to the IPO are based upon limited trading on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                     2000
                                                Bid Price Range
                 Quarter                      Low            High
                                          ----------------------------
                 2nd                     $       10.00   $      10.00
                 3rd                             10.00          10.00
                 4th                              8.50          10.38


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

Use of Proceeds of Initial Public Offering

         The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed was November 17, 1999. The Securities and Exchange Commission file number assigned to the registration statement was 333-87781. The offering commenced on November 17, 1999, and did not terminate before any securities were sold.

          The offering terminated as of April 30, 2000. In the offering, Bay National Corporation sold 1,129,520 of the 1,500,000 shares of common stock, $0.01 par value per share that were registered. The offering was not underwritten. Bay National Corporation's common stock, $0.01 par value per share, was registered in the offering.

          Bay National Corporation registered 1,500,000 shares of common stock in the offering, with an aggregate price of $15,000,000. Bay National Corporation sold 1,129,520 shares of common stock in the offering, and received aggregate offering proceeds of $11,295,200.

         From the effective date of the registration statement, November 17, 1999, to April 30, 2000, a reasonable estimate of the expenses incurred by Bay National Corporation in connection with the issuance and distribution of its common stock is as follows:

         Underwriting discounts and commissions:             $    -
         Finders fees:                                            -
         Expense paid to or for underwriters:                     -
         Other expenses:
                Filing fees                                        6,800
                Legal and other professional fees                112,500
                Printing fees (including Edgar filing
                     expenses)                                    50,400
                Other                                             39,500
                                                             ------------
                  Total                                      $   209,200
                                                             ============


         As of December 31, 2000, Bay National Corporation had paid all of such expenses. None of the $209,200 was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of Bay National Corporation, or to any affiliate of the Bay National Corporation.

         A reasonable estimate of the net offering proceeds received by Bay National Corporation after giving effect to the payment of expenses described above is $11,086,000.

         From the effective date of the registration statement to December 31, 2000, Bay National Corporation used the net offering proceeds as follows:

         Purchase of stock of Bay National Bank           $   9,000,000
         Working capital                                      2,086,000
                                                          -------------
                  Total                                   $  11,086,000
                                                          =============


         Bay National Corporation paid the $9,000,000 for all of the capital stock of the Bay National Bank, and the Bank became a wholly owned subsidiary of Bay National Corporation. None of the $9,000,000 was paid, directly or indirectly, to directors, officers or owners of ten percent or more of any class of equity securities of Bay National Corporation, or to any affiliate of the Bay National Corporation.

         The use of proceeds received is consistent with the use described in the prospectus for the initial public offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of Bay National Corporation's financial condition and results of operations should be read in conjunction with Bay National Corporation's consolidated financial statements, the notes thereto and the other information included in this annual report.

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Parent") and its national bank subsidiary, Bay National Bank ("Bank"), collectively (the "Company") as of December 31, 2000 and for the year ended December 31, 2000. Comparative discussion of the results of operations for year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999 is not provided, as the Company had no operations other than organizational activity until May 2000, and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

 General

        The Parent was organized on June 3, 1999. From inception through May 12, 2000, the Parent's activities were limited to those related to its organization and capitalization of the Bank. These limited activities were financed solely by the Parent's sale of an aggregate of 112,500 shares of common stock at a purchase price of $10.00 per share in its organizational offering.

         The Parent completed its initial public offering of 1,129,520 shares of its common stock, at an offering price of $10.00 per share, on April 30, 2000. The primary purpose of the offering was to raise the necessary capital to form and capitalize the Bank. Subscription funds received during the offering were placed in an escrow account and invested temporarily in bank accounts, short-term certificates of deposit or short-term securities issued or guaranteed by the United States government. Upon completion of the offering, subscription proceeds were released from escrow.

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock issued by the Bank. The Bank opened its first office on May 12, 2000, and a second office on May 26, 2000.

OVERVIEW

         On a consolidated basis, the Company recorded a net loss of $1,652,920 for the year ended December 31, 2000. Included in the loss for the year ended December 31, 2000 was $1,321,014 associated with Bank operations. The remainder of the loss was the result of organizational activities performed prior to the opening of the Bank.

         Loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 30 months of operation.

         As of December 31, 2000, total assets of the Company were $24,025,825. This represents growth of approximately $23.2 million since December 31, 1999. The growth in assets was primarily attributable to the proceeds from the Parent's initial public offering, and funds obtained from deposit growth. Deposits at December 31, 2000 were $13,656,640. Deposit growth was attributable to the marketing efforts of officers and directors during the organizational period, as well as subsequent to the opening of the Bank. Management has set the interest rates paid on deposits to be competitive in the market and has continued to increase marketing activities throughout the year. The Company has no brokered funds.

         As of December 31, 2000, loans (net of a $70,000 allowance for loan losses) totaled $5,578,321. The composition of the loan portfolio was approximately $2.6 million of commercial loans, and $3.0 million of consumer loans. Funds not extended in loans are held in cash and due from banks, federal funds sold and other overnight investments, and Federal Reserve Bank stock. At December 31, 2000, the Company had federal funds sold and other overnight investments, and investments in Federal Reserve Bank stock totaling $16,863,218.

         Total capital at December 31, 2000 was $10,218,031. Management believes this capital will be adequate to fund the Company's operations for at least the next 12 months.

NET INTEREST INCOME / MARGINS

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold; interest-bearing deposits make up the cost of funds. Non-interest-bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

         The net interest income for the year ended December 31, 2000 was $610,160. During that period, $103,708 was income from lending activities; $709,472 was income from overnight and security investments; and the Company's cost of deposits was $203,020.

         Growth in the loan portfolio resulted in greater contributions to interest income as the year progressed, because the yields on loans are normally 3% to 4% higher than yields on investment securities. At December 31, 2000, the weighted average yield on the loan portfolio was 9.75%; the weighted average yield on federal funds sold and the investment portfolio was 6.28%.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions, and seeks to be competitive within the market. The Company initially has chosen not to aggressively compete for certificates of deposits in excess of $100,000, which are highly rate sensitive, and are not normally perceived to be as stable as demand deposits or money market accounts. At December 31, 2000, the Company's weighted average cost of deposits was 4.68%. It is anticipated that both the volume of deposits and the interest expense will increase during the next twelve-month period based upon increased marketing activities.

         The following table sets forth, for the year ended December 31, 2000, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for non-interest-earning assets and non-interest-bearing liabilities.

                                                                       Average                          Yield/
                                                                       Balance          Interest         Rate
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $     410,181     $    39,537            9.64%
    Real Estate - Construction                                              3,070             297            9.67
    Commercial                                                            441,235          47,512           10.77
    Consumer                                                              162,235          16,362           10.09
                                                                     -------------     -----------
         Total Loans                                                    1,016,721         103,708           10.20
Investment Securities                                                   1,292,289          79,600            6.16
Federal funds sold and other overnight investments                      9,872,259         629,872            6.38
                                                                     -------------     -----------
         Total Earning Assets                                          12,181,269         813,180            6.68%
                                                                                       -----------
Less: Allowance for credit losses                                          (9,583)
Cash and due from banks                                                   240,876
Premises and equipment, net                                               547,483
Accrued interest receivable and other assets                               25,834
                                                                     -------------
         Total Assets                                               $  12,985,879
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $   3,310,811         170,684            5.16%
Regular savings deposits                                                   39,094             879            2.25
Time deposits                                                             518,329          31,457            6.07
                                                                     -------------     -----------
         Total interest-bearing liabilities                             3,868,234         203,020            5.25%
                                                                                       -----------    ------------
         Net interest income and spread                                               $   610,160            1.43%
                                                                                       ===========    ============
Non-interest-bearing demand deposits                                      531,623
Accrued expenses and other liabilities                                    175,041
Stockholders' equity                                                    8,410,981
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  12,985,879
                                                                     =============

Interest income/earning assets                                               6.68 %
Interest expense/earning assets                                              1.67
                                                                     -------------
Net interest margin                                                          5.01 %
                                                                     =============

Return on Assets                                                           (12.73)%
                                                                     =============
Return on Equity                                                           (19.65)%
                                                                     =============

COMPOSITION OF LOAN PORTFOLIO

         As previously discussed, the yields on loans are normally 3% to 4% higher than yields on investment securities. At December 31, 2000 the weighted average yield on the loan portfolio was 3.47% higher than the weighted average yield on federal funds sold and the investment portfolio. This difference in yields makes it important for the Company to continue to increase the overall level of loans, as well as the percentage of loans to total earning assets. Accomplishing this goal will ultimately result in increases in net interest margin. As of December 31, 2000, loans represented 25.09% of total earning assets.

         The following table sets forth the composition of the Company's loan portfolio as of December 31, 2000.


      Real Estate - Home Equity Line of Credit   $   2,230,613          39.49  %
      Real Estate - Construction                        36,250           0.64
      Commercial                                     2,642,972          46.79
      Consumer                                         738,486          13.08
                                                  -------------    -----------
           Total Loans                               5,648,321         100.00  %
                                                                   ===========
      Less: Allowance for credit losses                (70,000)
                                                  -------------
           Net Loans                             $   5,578,321
                                                  =============

         The following table sets forth the maturity distribution for the Company's loan portfolio at December 31, 2000. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

                                                   Within one     One to three         Three to      Over five
                                                      year            years           five years       years
      Real Estate - Home Equity Line of Credit   $    2,230,613  $      -         $       -        $     -
      Real Estate - Construction                         36,250         -                 -              -
      Commercial                                      1,323,245         474,316           818,264         27,147
      Consumer                                          690,399         -                  48,087        -
                                                  --------------  --------------   ---------------  -------------
               Total                             $    4,280,507  $      474,316   $       866,351  $      27,147
                                                  ==============  ==============   ===============  =============

      Fixed interest rate                        $      170,000  $      474,316   $       866,351  $      27,147
      Variable interest rate                          4,110,507         -                 -              -
                                                  --------------  --------------   ---------------  -------------
               Total                             $    4,280,507  $      474,316   $       866,351  $      27,147
                                                  ==============  ==============   ===============  =============

         The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

         The Company's loan portfolio composition as of December 31, 2000 reflects a concentration in variable rate loans. Fixed rate loans total $1,537,814 or 27.2% of the Company's loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall, the interest earned would decline. See "- Liquidity and Interest Rate Sensitivity."

         The officers and directors of the Company have loans due to the Bank of $618,500 at December 31, 2000. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

CREDIT RISK MANAGEMENT

         The provision for credit losses represents an expense to fund the allowance for credit losses. This allowance is established to absorb credit losses in the current loan portfolio. The amount of the allowance is based on many factors which are considered in management's assessment of the loan portfolio. These factors include economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes of the Company.

         Based upon management's analysis of the loan portfolio as of December 31, 2000, management allocated an amount of $70,000 to the provision for credit losses. The amount was computed based upon an allocation of 1.24% of outstanding loans. This allocation is an estimate based on limited historical information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors, which may arise.

         Management considers the year-end allowance appropriate and adequate to cover possible losses inherent in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit loss or that additional increases in the allowance will not be required.

         The Company uses a loan grading system where all loans are graded based on management's evaluation of the risk associated with each loan. In the future, a factor, based on the loan grading, will be applied to the loan balance to reserve for potential losses. This methodology will be used when management believes that the loan portfolio is large and diversified enough to justify such an approach. Had this methodology been applied at December 31, 2000, management believes the amount of the allowance would have been approximately the same as the current allowance.

         As of December 31, 2000, the Company has not charged off any loans. This is not unusual given the fact the Company opened for business in May 2000.

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

         Management performs reviews of all delinquent loans. Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on non-accrual loans only when received. As of December 31, 2000, the Company does not have any non-performing loans.

         Any property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for loan losses. Upon foreclosure, the Company generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2000, the Company held no real estate acquired as a result of foreclosure.

         The Company applies the provisions of Statements of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statements of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." SFAS 114 and SFAS 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. The Company considers consumer loans as homogenous loans and thus does not apply the SFAS 114 impairment test to these loans. Impaired loans will be written off when collection of the loan is doubtful.

         The Company had no impaired loans as of December 31, 2000.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of December 31, 2000, the Company had $561,237 in cash and due from banks, and $16,587,278 in federal funds sold and other overnight investments. Growth in the Company's loan portfolio, without corresponding growth in deposits would reduce liquidity, as would reductions in the level of customer deposits.

         The primary objective of asset/liability management is to ensure the steady growth of the Company's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To minimize the risk associated with these rate swings, management will work to structure the Company's balance sheet so that the ability exists to adjust pricing on interest-earning assets and interest-bearing liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

         The measurement of the Company's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. The interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

 The following table sets forth the amount of the Company 's interest-earning assets and interest-bearing liabilities as of December 31, 2000, which are expected to mature or reprice in each of the time periods shown:


                                                                                               Maturity or repricing within
                                                           Percent          0 to 3       4 to 12         1 to 5          Over 5
                                             Amount        of Total         Months        Months          Years          Years
Interest-earning assets
   Federal funds sold and other
       overnight investments              $16,587,278        73.68 %    $16,587,278    $        --    $        --    $        --
   Loans - Variable rate                    4,110,507        18.26        4,110,507             --             --             --
   Loans - Fixed rate                       1,537,814         6.83           45,000        125,000      1,340,667         27,147
   Other earning assets                       275,940         1.23               --             --             --        275,940
                                          -----------       ------      -----------    -----------    -----------    -----------
    Total interest-earning assets         $22,511,539       100.00 %    $20,742,785    $   125,000    $ 1,340,667    $   303,087
                                          ===========       ======      ===========    ===========    ===========    ===========

Interest-bearing liabilities
 Deposits - Variable rate                 $ 9,851,261        88.42 %    $ 9,851,261    $        --    $        --    $        --
 Deposits - Fixed rate                      1,290,290        11.58          376,349        747,226        166,715             --
                                          -----------       ------      -----------    -----------    -----------    -----------
    Total interest-bearing liabilities    $11,141,551       100.00 %    $10,227,610    $   747,226    $   166,715    $        --
                                          ===========       ======      ===========    ===========    ===========    ===========

Periodic repricing differences
 Periodic gap                                                           $10,515,175    $  (622,226)   $ 1,173,952    $   303,087
                                                                        ===========    ===========    ===========    ===========
 Cumulative gap                                                         $10,515,175    $ 9,892,949    $11,066,901    $11,369,988
                                                                        ===========    ===========    ===========    ===========

Ratio  of  rate  sensitive  assets  to rate
 sensitive liabilities                                                       202.81 %        16.73 %       804.17 %        N/A


         As indicated by the table, the Company has a high concentration of its interest-earning assets, and interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $10,515,175 in the category of items maturing or repricing within three months comprises the majority of the overall gap. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Management will constantly monitor and manage the structure of the Company's balance sheet, control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities could include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate loans will best facilitate the goal of minimizing interest rate risk through the origination of variable rate and short term fixed rate products. The Company's current investment concentration in federal funds sold and other overnight investments, provides the most flexible and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposits difficult.

         In theory, maintaining a nominal level of interest rate sensitivity can diminish interest rate risk. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest sensitive assets and liabilities when interest rates change, and the availability of funding sources. Management generally will attempt to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

INVESTMENT PORTFOLIO

         The Company has chosen to invest its available funds in federal funds sold and other overnight investments, and Federal Reserve Bank stock. As a result, investment securities consist only of $275,940 of Federal Reserve Bank stock. Management has made the decision to maintain its available funds in highly liquid assets because it desired to ensure that funds were readily available to fund the growth of the loan portfolio, and because the yields available on other longer-term securities were not substantially better that those currently being earned on short-term investments. Management believes that this strategy will allow initial growth in the loan portfolio without the use of borrowed funds, or more aggressive pricing of deposit products.

SOURCES OF FUNDS

         Deposits and initial capital are the only current source of funds utilized by the Company for lending and investment activities, and other general business purposes.

         The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. As of December 31, 2000, the Company had not used brokers to obtain deposits.

         The following table sets forth the composition of the Company's deposits as of December 31, 2000:


      Demand deposits                     $    2,515,089          18.42  %
      Savings                                    401,795           2.94
      Money Market and sweep                   9,449,466          69.19
      Certificates of deposit                  1,290,290           9.45
                                          --------------    -----------
           Total deposits                 $   13,656,640         100.00  %
                                          ==============    ===========

         The following table sets forth the maturity distribution for the Company's deposits at December 31, 2000. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

                                       Within one     One to three     Three to       Over five
                                          year            years       five years        years
          Demand deposits             $ 2,515,089     $        --     $        --     $    --
          Savings                         401,795              --              --          --
          Money Market and sweep        9,449,466              --              --          --
          Certificates of deposit       1,123,575          10,000         156,715          --
                                      -----------     -----------     -----------     -------
                   Total              $13,489,925     $    10,000     $   156,715     $    --
                                      ===========     ===========     ===========     =======

          Fixed interest rate         $ 1,123,575     $    10,000     $   156,715     $    --
          Variable interest rate        9,851,261              --              --          --
          Non-interest-bearing          2,515,089              --              --          --
                                      -----------     -----------     -----------     -------
                   Total              $13,489,925     $    10,000     $   156,715     $    --
                                      ===========     ===========     ===========     =======


         Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31, 2000 are as follows:

                                                                2000
                                                                ----
      Three months or less                                $     200,000
      Over three months through six months                       -
      Over six months through twelve months                     404,864
      Over twelve months                                        103,103
                                                          --------------
           Total                                          $     707,967
                                                          ==============

                  Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than the remainder of the Company's deposits.

NON-INTEREST INCOME

         Non-interest income is primarily deposit account service charges, and cash management fees. For the year ended December 31, 2000, the Company realized non-interest income in the amount of $14,832. These fees are volume driven, based mostly on the deposit customer base and should increase as the customer base increases.

         The Company is working to expand its sources of non-interest income by entering into fee arrangements with strategic partners that offer mutual fund investment products, investment advisory services, and insurance products. As of December 31, 2000, the Company has identified prospective partners, entered into negotiations for fee arrangements, and commenced the process of seeking regulatory approval, when necessary, for contemplated activities. No assurance can be given that such fee arrangements will be obtained or maintained.

NON-INTEREST EXPENSE

        Non-interest expense for the year ended December 31, 2000, was $2,207,912. The largest portion of these operating expenses was salaries and employee benefits which totaled $1,209,989 or 54.80% of total non-interest expenses for the year ended December 31, 2000. Other significant expenses for the year ended December 31, 2000 included, outside services, primarily outsourced data and item processing totaling $223,234 or 10.11% of total non-interest expenses, and occupancy costs totaling $210,237 or 9.52% of total non-interest expenses. Management expects that these items will continue to represent a significant portion of non-interest expense, however, management believes that growth in the Company's customer base can be accommodated without significant increases in these costs.

         Non-interest expenses incurred prior to the opening of the Bank on May 12, 2000, totaled $550,173. These costs were primarily comprised of salaries and benefits which totaled $301,321 or 54.77% of total non-interest expenses, occupancy expenses that totaled $48,104 or 8.74% of total non-interest expenses, and professional fees that totaled $46,967 or 8.54% of total non-interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had stockholders' equity at December 31, 2000 of $10,218,031. The Company has declared no cash dividends since its inception.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Bank's net profits for the current year, plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2000.

         Cash and due from banks, and federal funds sold and other overnight investments provide the Company's liquidity. The levels of such assets are dependent upon the Company's operating, financing and investment activities at any given time. Variations in levels of cash and cash equivalents are mostly influenced by deposit flows and loan activity.

         Management believes that the Company's current level of capital will be sufficient to fund the Company's operations for at least the next twelve months. Management does not anticipate a need to raise additional capital during that period.

         The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2000. For a discussion of these capital requirements, see "Item 1 Description of Business - Supervision and Regulation - Capital Adequacy Guidelines."

                                                                                                            To Be Well
                                                                                                        Capitalized Under
                                                                                For Capital             Prompt Corrective
                                                        Actual               Adequacy Purpose           Action Provisions
                                                   Amount      Ratio       Amount          Ratio      Amount       Ratio
Total Capital (to Risk Weighted Assets):        $7,748,986     62.63%    $989,832          8.00%    $1,237,290      10.00%
Tier I Capital (to Risk Weighted Assets):        7,678,986     62.06%     494,916          4.00%      742,374        6.00%
Tier I Capital (to Average Assets):              7,678,986     39.29%     371,187          3.00%      618,645        5.00%

IMPACT OF INFLATION AND CHANGING PRICES

         The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Item 7.  Financial Statements

         The following consolidated financial statements are filed with this report:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Operations - For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

         Consolidated Statements of Changes in Stockholders' Equity - For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

         Consolidated Statements of Cash Flows - For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bay National Corporation
Baltimore, Maryland


           We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2000 and 1999, and the results of its operations and cash flows for the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.



/s/ Stegman & Company
Baltimore, Maryland
January 26, 2001

                                           BAY NATIONAL CORPORATION

                                          CONSOLIDATED BALANCE SHEETS
                                          December 31, 2000 and 1999

                                                                                2000                  1999
                                                                           ------------           ------------
     Cash and due from banks                                               $    561,237           $    763,957
     Federal funds sold and other overnight investments                      16,587,278                   --
     Federal Reserve Bank stock                                                 275,940                   --
     Loans                                                                    5,648,321                   --
         Less: Allowance for credit losses                                      (70,000)                  --
                                                                           ------------           ------------
              Loans, net                                                      5,578,321                   --
     Premises and equipment, net                                                939,504                 22,768
     Accrued interest receivable and other assets                                83,545                 49,659
                                                                           ------------           ------------

              Total Assets                                                 $ 24,025,825           $    836,384
                                                                           ============           ============

LIABILITIES

     Non-interest-bearing deposits                                         $  2,515,089           $       --
     Interest-bearing deposits                                               11,141,551                   --
                                                                           ------------           ------------
         Total deposits                                                      13,656,640                   --

     Accrued expenses and other liabilities                                     151,154                260,633
                                                                           ------------           ------------

              Total Liabilities                                              13,807,794                260,633
                                                                           ------------           ------------


STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,242,020 and 112,500
         issued and outstanding as of December 31, 2000 and 1999,
         respectively:                                                           12,420                  1,125
     Surplus                                                                 12,407,780              1,123,875
     Accumulated Deficit                                                     (2,202,169)              (549,249)
                                                                           ------------           ------------

              Total Stockholders' Equity                                     10,218,031                575,751
                                                                           ------------           ------------

              Total Liabilities and Stockholders' Equity                   $ 24,025,825           $    836,384
                                                                           ============           ============





          See accompanying notes to consolidated financial statements.

                                           BAY NATIONAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the year ended December 31, 2000 and for the period from
                             June 3, 1999 (date of inception) to December 31, 1999

                                                                                2000                 1999
                                                                           -----------           -----------

INTEREST INCOME:
   Interest and fees on loans                                              $   103,708           $      --
   Interest on federal funds sold and other overnight investments              629,872                  --
   Taxable interest and dividends on investment securities                      79,600                14,996
                                                                           -----------           -----------
   Total interest income                                                       813,180                14,996

INTEREST EXPENSE ON DEPOSITS:                                                  203,020                  --
                                                                           -----------           -----------

Net interest income                                                            610,160                14,996

Provision for credit losses                                                     70,000                  --
                                                                           -----------           -----------

Net interest income after provision for credit losses                          540,160                14,996
                                                                           -----------           -----------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                           3,017                  --
   Other income                                                                 11,815                  --
                                                                           -----------           -----------
     Total non-interest income                                                  14,832                  --
                                                                           -----------           -----------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                            1,209,989               159,829
   Occupancy expenses                                                          210,237                27,599
   Furniture and equipment expenses                                            133,182                  --
   Legal and professional fees                                                 100,770               241,138
   Outside services                                                            223,234                  --
   Other expenses                                                              330,500               135,679
                                                                           -----------           -----------
     Total non-interest expenses                                             2,207,912               564,245
                                                                           -----------           -----------
                                                                           -----------           -----------

Loss before income taxes                                                    (1,652,920)             (549,249)
Income tax benefit                                                                --                    --
                                                                           -----------           -----------
Net Loss                                                                   $(1,652,920)          $  (549,249)
                                                                           ===========           ===========


Per Share Data:
   Net Loss (Basic and Diluted)                                            $     (1.98)          $     (4.88)

   Average Shares Outstanding (Basic and Diluted)                              834,652               112,500








                         See accompanying notes to consolidated financial statements.

                                                      31




                                           BAY NATIONAL CORPORATION

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the year ended December 31, 2000 and for the period from
                             June 3, 1999 (date of inception) to December 31, 1999


                                         Common                               Accumulated
                                         Stock              Surplus             Deficit               Total
                                     ------------        ------------        ------------         ------------
Balances at June 3, 1999             $       --          $       --          $       --           $       --

Issuance of Common Stock                    1,125           1,123,875                --              1,125,000

Net Loss                                     --                  --              (549,249)            (549,249)
                                     ------------        ------------        ------------         ------------
Balances at December 31, 1999               1,125           1,123,875            (549,249)             575,751

Issuance of Common Stock                   11,295          11,283,905                --             11,295,200

Net Loss                                     --                  --            (1,652,920)          (1,652,920)

                                     ------------        ------------        ------------         ------------
Balances at December 31, 2000        $     12,420        $ 12,407,780        $ (2,202,169)        $ 10,218,031
                                     ============        ============        ============         ============

























                         See accompanying notes to consolidated financial statements.



                                                      32

                                             BAY NATIONAL CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the year ended December 31, 2000 and for the period from
                               June 3, 1999 (date of inception) to December 31, 1999



                                                                                     2000               1999
                                                                                ------------         ------------

Cash Flows From Operating Activities:
   Net loss                                                                     $ (1,652,920)        $   (549,249)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                                  102,031                2,768
       Amortization of investment (discounts)/premiums, net                          (63,400)                --
       Provision for credit losses                                                    70,000                 --
       Net increase in accrued interest receivable and other assets                  (33,886)             (49,659)
       Net (decrease) increase in accrued expenses and other liabilities            (109,479)             260,633
                                                                                ------------         ------------

            Net cash used by operating activities                                 (1,687,654)            (335,507)
                                                                                ------------         ------------

Cash Flows From Investing Activities:
   Purchases of investment securities                                             (3,212,540)                --
   Maturities of investment securities                                             3,000,000                 --
   Net increase in loans                                                          (5,648,321)                --
   Capital expenditures                                                           (1,018,767)             (25,536)
                                                                                ------------         ------------
            Net cash used by investing activities                                 (6,879,628)             (25,536)
                                                                                ------------         ------------

Cash Flows From Financing Activities:
   Net increase in deposits                                                       13,656,640                 --
   Issuance of common stock                                                       11,295,200            1,125,000
                                                                                ------------         ------------
            Net cash provided by financing activities                             24,951,840            1,125,000
                                                                                ------------         ------------

Net increase in cash and cash equivalents                                         16,384,558              763,957
Cash and cash equivalents at beginning of year                                       763,957                 --
                                                                                ------------         ------------

Cash and cash equivalents at end of period                                      $ 17,148,515         $    763,957
                                                                                ============         ============

Cash paid for:
   Interest                                                                     $    182,362         $       --
                                                                                ============         ============
   Income taxes                                                                 $       --           $       --
                                                                                ============         ============





                           See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Bay National Corporation and its subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on the parent's books on the basis of its equity in the net assets. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to general practices in the banking industry.

         Nature of Business

         Bay National Corporation was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of a national bank with the name Bay National Bank. On May 12, 2000, the Company purchased all the shares of common stock issued by the Bank. The Company's operations through that date were limited to taking the necessary actions to organize and capitalize the Company and the Bank. The Bank commenced operations on May 12, 2000 after successfully meeting the conditions of the Office of the Comptroller of the Currency (the "OCC") to receive its charter authorizing it to commence operations as a national bank, and obtaining the approval of the Federal Deposit Insurance Corporation to insure its deposit accounts, and meeting certain other regulatory requirements.

         The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company's primary market areas are in Baltimore and Salisbury, Maryland, although the Company's business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit. The Company's customers are primarily individuals and small businesses.

         Use of Estimates

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

         Cash and Cash Equivalents

         The Company has included cash and due from banks, and federal funds sold and other overnight investments as cash and cash equivalents for the purpose of reporting cash flows.

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999


         Investment Securities

         Investment securities that management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premium and accretion of discounts. Other investment securities are classified as available for sale and are carried at estimated fair value. Unrealized gains and losses on investment securities available for sale, net of any related deferred income taxes, are recognized as accumulated other comprehensive income, a separate component of stockholders' equity. The cost of investment securities sold is determined using the specific identification method.

         Loans

         Loans are stated at the principal amount outstanding. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Fees charged and costs capitalized for originating certain loans are being amortized on the interest method over the term of the loan.

         Impaired loans, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrowers ability to make payments or the collateral is not sufficient, payments received are accounted for as a reduction in principal.

         Allowance for Credit Losses

         The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay.

         The allowance for loan losses represents an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The Company uses a loan grading system where loans are graded based on management's evaluation of the risk associated with each loan. In the future, a factor, based on the loan grading, will be applied to the loan balance to reserve for potential losses. This methodology will be used when management believes that the loan portfolio is large and diversified enough to justify such an approach. Had this methodology been applied at December 31, 2000, management believes the amount of the allowance would have been approximately the same as the current allowance.

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

         While management believes it has established the allowance for credit losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Company's regulators or the economic environment will not require further increases in the allowance.

         Premises and Equipment

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

         Costs Associated with Start-Up Activities

         The Company expensed costs incurred during the start-up phase of organization in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 Reporting on the Costs of Start-Up Activities, which requires such costs to be expensed in the period incurred.

         Income Taxes

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

         Earnings Per Share

         Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. No consideration was given to the outstanding warrants because of their anti-dilutive effect.

         New Accounting Standards

         Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999 be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

         The Company adopted the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement did not have any effect on the Company's financial position, results of operations or cash flows.

2.    INVESTMENT SECURITIES

         At December 31, 2000, the Company's investment securities consisted of Federal Reserve Bank stock totaling $275,940. All other available funds at December 31, 2000 and 1999 were held in cash and due from banks, and federal funds sold and other overnight investments.

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

         Major loan categories at December 31 are presented below:

                                                    2000               1999
                                                -----------         ---------
Real Estate - Home Equity Line of Credit        $ 2,230,613         $    --
Real Estate - Construction                           36,250              --
Commercial                                        2,642,972              --
Consumer                                            738,486              --
                                                -----------         ---------
     Total Loans                                  5,648,321              --
Less: Allowance for credit losses                   (70,000)             --
                                                -----------         ---------
     Net Loans                                  $ 5,578,321         $    --
                                                ===========         =========

         Activity in the allowance for credit losses for the year ended December 31, 2000 is shown below:

                                                    2000               1999
                                                -----------         ---------
Balance at beginning of year                    $      --           $    --
Provision for credit losses                          70,000              --
Loan charge-offs                                       --                --
Loan recoveries                                        --                --
Net charge-offs                                        --                --
                                                -----------         ---------
Balance at end of year                          $    70,000         $    --
                                                ===========         =========

         At December 31, 2000, there were no loans that were considered impaired under SFAS No. 114.

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

4.   PREMISES AND EQUIPMENT

         Premises and equipment at December 31 include the following:

                                                       2000            1999
                                                  -----------     -----------
              Furniture and equipment             $   303,194     $    25,536
              Computer hardware and software          465,196            --
              Leasehold improvements                  275,913            --
                                                  -----------     -----------
                                                    1,044,303          25,536
                 Less accumulated depreciation       (104,799)         (2,768)
                                                  -----------     -----------

                   Net premises and equipment     $   939,504     $    22,768
                                                  ===========     ===========

         The Company rents office space in two locations under three non-cancelable lease arrangements accounted for as operating leases. The initial lease periods are for five years and provide for one or more five-year renewal options. The two leases for the Baltimore location provide for percentage annual rent escalations. The lease for the Salisbury location requires that the lessee pay certain operating expenses applicable to the leased space.

         Rent expense applicable to operating leases for the periods ended December 31, was as follows:

                                                2000               1999
                                                ----               ----
             Minimum rentals               $    143,897       $      17,420
             Less: Sublease rentals             (28,555)                --
                                           -------------      -------------
                Net rent expense           $    115,342       $      17,420
                                           =============      =============

         At December 31, 2000, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

             Years ending December 31:
                      2001                                  $   181,021
                      2002                                      187,312
                      2003                                      193,854
                      2004                                      181,179
                      2005                                       37,809
                                                             -----------
                      Total minimum lease payments          $   781,175
                                                             ===========

         Total minimum future rental payments have not been reduced by $90,294 of sublease rentals expected to be received in the future under a non-cancelable subleases expiring in March 2003.

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999


5.    DEPOSITS

         Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

                                                       2000          1999
                                                       ----          ----
Three months or less                             $    200,000    $    -
Over three months through six months                   -              -
Over six months through twelve months                 404,864         -
Over twelve months                                    103,103         -
                                                  -----------    ------------
     Total                                       $    707,967    $    -
                                                  ===========    ============

         Interest expense on deposits for the period ended December 31 is as follows:

                                                2000           1999
                                                ----           ----
Interest-bearing transaction               $     2,211     $     -
Savings and money market                       169,352           -
Time, $100,000 or more                          17,410           -
Other time                                      14,047           -
                                            -----------     -------------
     Total interest on deposits            $   203,020     $     -
                                            ===========     =============

6.   ISSUANCE OF COMMON STOCK

         During 1999, the Company offered and sold 112,500 shares of its common stock, $0.01 par value per share, in a private placement organizational offering for a price of $10 per share and received aggregate consideration of $1,125,000.

         On April 30, 2000, the Company completed its initial public offering and sold 1,129,520 shares of its common stock, $0.01 par value per share, for a price of $10 per share and received aggregate consideration of $11,295,200.

7.   OPTIONS AND WARRANTS

         On August 31, 1999, the Board of Directors of the Company authorized the issuance on September 10, 1999, to each stockholder of record of the Company on August 31, 1999, a warrant to purchase one share of common stock at $10 per share for every two shares that the stockholder purchased in the organizational offering. As a result, the Company issued warrants to purchase 56,250 shares. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants became exercisable on May 12, 2000, the date that the Bank opened for business, and are exercisable in whole or in part until November 16, 2004. No warrants have been exercised as of December 31, 2000.

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999


8.    RETIREMENT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 25% of employee contributions of up to 3% of compensation as defined under the plan. The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan. The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management. Expense under this plan totaled $29,445 for the year ended December 31, 2000. There were no costs associated with the plan in 1999.

9.   INCOME TAXES

         Federal and state income tax expense (benefit) consists of the following for the periods ended December 31:

                                                                    2000             1999
                                                                 ---------        ---------
            Current federal income tax                           $    --          $    --
            Current state income tax                                  --               --
            Deferred federal income tax expense (benefit)             --               --
            Deferred state income tax expense (benefit)               --               --
                                                                 ---------        ---------

            Total income tax expense (benefit)                   $    --          $    --
                                                                 =========        =========

         The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

            Deferred tax assets (liabilities):              2000              1999
                                                         ---------         ---------
                 Net operating loss carryforwards        $ 800,000         $ 212,000
                 Depreciation and amortization             (19,000)             --
                 Allowance for credit losses                16,000              --
                                                         ---------         ---------
                     Total deferred tax assets             797,000           212,000
                    Less valuation allowance              (797,000)         (212,000)
                                                         ---------         ---------

            Total deferred tax assets                    $    --           $    --
                                                         =========         =========

         No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not".

         At December 31, 2000, the Company had approximately $2.1 million in tax loss carryforwards, which expire in 2019 and 2020. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward periods. The amount of loss carryforward available for any one year

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999 may be limited if the Company is subject to the alternative minimum tax.

10.  RELATED PARTY TRANSACTIONS

         Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2000 and 1999.

                                                    2000            1999
                                                  --------        --------
            Balance at beginning of period        $   --          $   --
            Additions                              622,131            --
            Repayments                               3,631            --
                                                  --------        --------
            Balance at December 31                $618,500        $   --
                                                  ========        ========


         An individual who is a director of the Company owns a 50% interest in a partnership, which leases an office facility to the Company. The lease term commenced September 1, 1999 and is for a term of five years and contains renewal options for three additional five-year terms. Rent expense under this agreement was $23,756 and $9,900 for the periods ending December 31, 2000 and 1999, respectively. Management believes that the services provided and the terms of the foregoing lease are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

11.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments may include commitments to extend credit, standby letters of credit and purchase commitments. The Company uses these financial instruments to meet the financing needs of its customers. Financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying financial statements.

         Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

                                              2000           1999
                                          ----------        -------
            Loan commitments              $  235,886        $  --
            Unused lines of credit         3,667,229           --
            Letters of credit                100,000           --

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The Company generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management's credit evaluation of the counter party.

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis.

         Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

12.   REGULATORY MATTERS

         As of December 31, 2000 the Company was not required to maintain non-interest-bearing deposits with the Federal Reserve Bank. The actual balance maintained with the Federal Reserve Bank at December 31, 2000 was $82,763.

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank met all capital adequacy requirements to which it is subject.

         Due to the Bank's recent formation, as of May 12, 2000, the Bank has not been categorized by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events that management believes would prevent the Bank from being categorized as well capitalized.

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999



            The Bank's actual capital amounts and ratios as of December 31, 2000 are presented in the following table:

                                                                                                         To Be Well
                                                                                                       Capitalized Under
                                                                               For Capital             Prompt Corrective
                                                       Actual                Adequacy Purpose          Action Provisions
                                               Amount         Ratio         Amount        Ratio       Amount         Ratio
Total Capital (to Risk Weighted Assets):     $7,748,986       62.63%      $  989,832       8.00%    $1,237,290       10.00%
Tier I Capital (to Risk Weighted Assets):     7,678,986       62.06%         494,916       4.00%       742,374        6.00%
Tier I Capital (to Average Assets):           7,678,986       39.29%         371,187       3.00%       618,645        5.00%

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year, plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2000.

                            BAY NATIONAL CORPORATION

          For the year ended December 31, 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999


13.   PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Bay National Corporation (Parent
Only) is as follows:

                                            CONDENSED BALANCE SHEETS
                                           December 31, 2000 and 1999

                                                                                   2000               1999
                                                                              ------------         ------------

ASSETS
     Cash and due from banks                                                  $  2,733,482         $    763,957
     Investment in subsidiary                                                    7,678,986                 --
     Other assets                                                                     --                 72,427
                                                                              ------------         ------------

              Total Assets                                                    $ 10,412,468         $    836,384
                                                                              ============         ============

LIABILITIES
     Due to subsidiary                                                        $    169,415         $       --
     Accrued expenses and other liabilities                                         25,022              260,633
                                                                              ------------         ------------

              Total Liabilities                                                    194,437              260,633
                                                                              ------------         ------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,242,020 and 112,500 issued and
         outstanding as of December 31, 2000 and 1999,  respectively:               12,420                1,125
     Surplus                                                                    12,407,780            1,123,875
     Accumulated Deficit                                                        (2,202,169)            (549,249)
                                                                              ------------         ------------

              Total Stockholders' Equity                                        10,218,031              575,751
                                                                              ------------         ------------

              Total Liabilities and Stockholders' Equity                      $ 10,412,468         $    836,384
                                                                              ============         ============

                                       CONDENSED STATEMENTS OF OPERATIONS For
                              the year ended December 31, 2000 and for the period from
                               June 3, 1999 (date of inception) to December 31, 1999


                                                                                        2000             1999
                                                                                    -------------     ------------
Interest and dividends on investment securities                                    $     218,267     $     14,996
Non-interest expense                                                                     550,173          564,245
                                                                                    -------------     ------------
   Loss before income taxes and equity in undistributed losses of subsidiary            (331,906)        (549,249)
Income tax benefit                                                                       -                 -
                                                                                    -------------     ------------
   Loss before equity in undistributed losses of subsidiary                             (331,906)        (549,249)
Equity in undistributed losses of subsidiary                                          (1,321,014)          -
                                                                                    -------------     ------------
   Net Loss                                                                        $  (1,652,920)    $   (549,249)
                                                                                    =============     ============




                               CONDENSED STATEMENTS OF CASH FLOWS For
                      the year ended December 31, 2000 and for the period from
                        June 3, 1999 (date of inception) to December 31, 1999

                                                                     2000                1999
                                                                ------------         ------------
Cash Flows From Operating Activities
   Net Loss                                                     $ (1,652,920)        $   (549,249)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Equity in undistributed earnings of subsidiary              1,321,014                 --
       Net decrease (increase) other assets                           72,427              (72,427)
       Net (decrease) increase in other liabilities                  (66,196)             260,633
                                                                ------------         ------------

            Net cash used by operating activities                   (325,675)            (361,043)
                                                                ------------         ------------

Cash Flows From Investing Activities
   Investment in subsidiary                                       (9,000,000)                --
                                                                ------------         ------------
            Net cash used by investing activities                 (9,000,000)                --
                                                                ------------         ------------

Cash Flows From Financing Activities
   Issuance of common stock                                       11,295,200            1,125,000
                                                                ------------         ------------
            Net cash provided by financing activities             11,295,200            1,125,000
                                                                ------------         ------------

Net increase in cash and cash equivalents                          1,969,525              763,957
Cash and cash equivalents at beginning of year                       763,957                    0
                                                                ------------         ------------

Cash and cash equivalents at end of period                      $  2,733,482         $    763,957
                                                                ============         ============

                            BAY NATIONAL CORPORATION



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no occurrence requiring a response to this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

        Bay National Corporation's directors and executive officers and Bay National Bank's directors and executive officers are as follows:

   Name                 Age                                Position
Hugh W. Mohler          55     President and Chief Executive Officer of Bay National Corporation and Bay
                               National Bank, Director of Bay National Corporation and Bay National Bank

Mark A. Semanie         37     Vice President and Chief Financial Officer, Treasurer and Secretary of Bay
                               National Corporation and Vice President and Chief Financial Officer, Chief
                               Compliance Officer, Treasurer and Secretary of Bay National Bank

James C. Alban, Jr.     82     Director of Bay National Corporation and Bay National Bank
Carroll A. Bodie        55     Director of Bay National Corporation and Bay National Bank
Charles E. Bounds       82     Director of Bay National Corporation and Bay National Bank
John R. Lerch           56     Director of Bay National Corporation and Bay National Bank
Donald G. McClure, Jr.  57     Director of Bay National Corporation and Bay National Bank
Robert L. Moore         47     Director of Bay National Corporation
H. Victor Rieger, Jr.   63     Director of Bay National Corporation and Bay National Bank
Margaret Knott Riehl    67     Director of Bay National Corporation and Bay National Bank
William B. Rinnier      59     Director of Bay National Corporation and Bay National Bank
Edwin A. Rommel, III    51     Director of Bay National Corporation and Bay National Bank
Henry H. Stansbury      61     Director of Bay National Corporation and Bay National Bank
Kenneth H. Trout        52     Director of Bay National Corporation and Bay National Bank
Eugene M. Waldron, Jr.  57     Director of Bay National Corporation and Bay National Bank

                            BAY NATIONAL CORPORATION


         Bay National Corporation's charter and bylaws provide that Bay National Corporation shall have at least three (3) directors, and that the number of directors may be increased or decreased by the board of directors. As of March 19, 2001, the number of directors has been fixed at 14. At the first annual meeting of Bay National Corporation's stockholders, which will be held on May 21, 2001, the directors will be divided into three classes - Class A, Class B and Class C - each class to consist of an equal number of directors, or as nearly equal as possible. Each director will serve for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected. However, the Class A directors first chosen will hold office for one year or until the first annual meeting following their election, the Class B directors first chosen will hold office for two years or until the second annual meeting following their election and the Class C directors first chosen will hold office for three years or until the third annual meeting following their election. A director may only be removed by the affirmative vote of at least 80% of the votes entitled to be cast on the matter and only for cause. Management believes that the classification of the board of directors will help to assure the continuity and stability of Bay National Corporation's business strategies and policies as determined by the board of directors.

         Bay National Corporation's officers are appointed by the board of directors and hold office at the will of the board or as otherwise provided in an employment agreement between an officer and Bay National Corporation.

         Each of Bay National Bank's directors will serve until Bay National Bank's first stockholders' meeting, which will be held on May 21, 2001. As Bay National Corporation is the sole stockholder of Bay National Bank, it is expected that each director will be elected to serve as a director of Bay National Bank. After the first stockholders' meeting, directors of Bay National Bank will serve for a term of one year and will be elected each year at Bay National Bank's annual meeting of stockholders. Bay National Bank's officers are appointed by its board of directors and hold office at the will of the board.

         Bay National Corporation has established an advisory board of directors, which is comprised of professionals, and business persons who will provide advice to Bay National Corporation's and Bay National Bank's board of directors and who will promote the interests of Bay National Corporation and Bay National Bank. An advisory board of directors is not required by any Maryland or federal law or regulation and advisory directors are not subject to regulatory approval or supervision. The advisory directors do not have the power to vote on any matter considered by the board of directors and they serve at the pleasure of the board.

         Biographical information regarding the directors and officers of Bay National Corporation and Bay National Bank is set forth below.

         Hugh W. Mohler, age 55, serves as president, chief executive officer, and has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Mohler has more than 25 years' experience in the financial services industry, holding positions in executive management, commercial lending and business development. From 1977 to 1999, Mr. Mohler was affiliated with Mercantile Bankshares Corporation, which is headquartered in Baltimore, Maryland, most recently serving as executive vice president with responsibility for 20 community banks in a three-state area. For 17 years, from 1978 to 1994, he was president of Mercantile's Salisbury,

                            BAY NATIONAL CORPORATION


Maryland-based affiliate, Peninsula Bank, the largest financial institution on Maryland's Eastern Shore. Earlier he was a vice president in commercial lending at First National bank of Maryland.

         A native of Baltimore, Mr. Mohler earned his undergraduate degree in economics from Loyola College of Maryland and his master of business administration degree from the University of Baltimore. He is immediate past president of the board of trustees of Associated Catholic Charities, Inc. in the Roman Catholic Archdiocese of Baltimore. Currently he serves as a trustee of Loyola Blakefield and Goucher College. Mr. Mohler also serves on the board of directors of the Independent College Fund of Maryland and the Board of Sponsors of the Sellinger School of Business at Loyola College of Maryland. He also serves on the Board of Governors of The Maryland Club.

         Mr. Mohler's prior civic experiences include serving as chairman of the Greater Salisbury Committee, chairman of the Salisbury School, and chairman of the Governor's Lower Shore Economic Task Force. He also served on the boards of Peninsula Regional Medical Center, Maryland Chamber of Commerce, Salisbury-Wicomico Economic Development Committee, and the Somerset County Economic Development Committee. Mr. Mohler also served as president of the Maryland bankers Association and on several committees of the American bankers Association.

         Mark A. Semanie, age 37, serves as Vice President and Chief Financial Officer, Treasurer and Secretary of Bay National Corporation and Vice President and Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Bay National Bank. Mr. Semanie worked in the insurance industry for over 7 years. From July 1996 to October 2000, he served as Executive Vice President and Chief Financial Officer for Agency Holding Company of Maryland, Inc., parent company of Baltimore-based Agency Services, Inc., the largest independently owned premium finance company in the United States. From March 1993 to July 1996, he was associated with USF&G Corporation where he served in various capacities, including Manager of SEC and External Reporting. From August 1985 to March 1993, Mr. Semanie worked in the Boston and Baltimore offices of the international accounting firm of KPMG LLP. He last served as a Senior Manager in the Audit practice with the firm. His background includes experience in financial planning and reporting, backroom operations, human resources and compliance issues.

         A native of Connecticut, Mr. Semanie earned a Bachelor of Science degree in accounting from Bentley College. He currently serves on the board of directors of Agency Insurance Company of Maryland, Inc. He is also a member of the American Institute of Certified Public Accountants, the American Institute of Chartered Property Casualty Underwriters, and Financial Executives International.

         James C. Alban, Jr., age 82, has been a director of Bay National Corporation since September 1999, and a director of Bay National Bank since April 2000. Since 1983, Mr. Alban has been self-employed as a private investor trading as The Alban Company. From 1938 to 1983, Mr. Alban was with the Alban Tractor Company, Inc., a Baltimore-based dealer for the Caterpillar Tractor Company. Since 1991, Mr. Alban has been a director of Palm Beach National Bank & Trust Co., a national commercial bank. From 1965 to 1988, Mr. Alban was a director of the Savings Bank of Baltimore, Equitable Bancorporation and Equitable Trust Company. His other board experiences include service as a director of PHH Group, Inc. from 1969 to 1990 and Club Car, Inc. from 1977 to 1995.

                            BAY NATIONAL CORPORATION


         A Baltimore native, Mr. Alban holds an undergraduate degree from Lehigh University. Mr. Alban is a past chairman of the Salvation Army Advisory Board and a former trustee of Goucher College in Baltimore. In addition, he is a past president of the Baltimore Rotary Club and a member of that organization for more than 40 years.

         Carroll A. Bodie, age 55, has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Bodie is vice president, general counsel and secretary of Noxell Corporation, a Hunt Valley, Maryland-based subsidiary of Procter & Gamble Company for which he also serves as associate general counsel. Mr. Bodie has served in that capacity since 1987. Prior to joining Noxell, Mr. Bodie spent more than two decades in the brewing industry, his most recent position being with the Miller Brewing Company subsidiary of Philip Morris Companies, Inc.

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

         Charles E. Bounds, age 82, has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Bounds is a retired executive who served from 1944 to 1969 as director of purchases and inventory for Symington Wayne Corporation, an international conglomerate headquartered in Salisbury, Maryland, which operated businesses in the United States and seven foreign countries. From 1969 to 1999, he was a vice president-investments for Morgan Stanley Dean Witter, working in the Salisbury, Maryland office of the investment banking firm.

         A native of Salisbury, Maryland, Mr. Bounds is past chairman of the Salvation Army Boys Club in Salisbury, Maryland, and headed the Salisbury, Maryland Salvation Army administrative board. He has also chaired fund raising efforts for the Boy Scouts of America, Delmarva District. Mr. Bounds was an original member of the Ward Foundation, which is a Salisbury, Maryland based non-profit organization, which operates The Ward Museum of Wildfowl Art. Mr. Bounds is an alumnus of Beacom College.

         John R. Lerch, age 56, has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Since January 1999, Mr. Lerch has been self-employed as a private investor trading as the Chesapeake Venture Group. From 1973 to January 1999, Mr. Lerch was president of Chesapeake Insurance-The Harris Riggin Agency, an independent insurance agency based in Salisbury, Maryland. Mr. Lerch began his business career in the securities industry, serving as a stockbroker at firms in Washington, D.C. and Salisbury, Maryland. Mr. Lerch is a past director of the Independent Insurance Agents of Maryland.

         Mr. Lerch is an alumnus of Dickinson College of Carlisle, Pennsylvania. He served as an officer in the U.S. Army and holds a Bronze Star from his service in Vietnam. He is a director of Barr International, Inc., a regional medium and heavy truck sales and service organization. He is a past director of Peninsula Bank, a subsidiary of Baltimore-based Mercantile Bankshares

                            BAY NATIONAL CORPORATION

Corporation. He is a past director and vice-chairman of the Greater Salisbury Committee, past trustee of the Peninsula Regional Medical Center in Salisbury, past president of Salisbury-Wicomico Economic Development Corporation and past president and campaign chairman of the United Way of the Lower Eastern Shore. He also has served as a director for the Mid-Delmarva Family YMCA and was a former chairman and a current trustee for The Ward Foundation.

         Donald G. McClure, Jr., age 57, has been a director of Bay National Corporation and Bay National Bank since April 2000. Mr. McClure is a principal in the McClure Group, Inc, a Baltimore-based private equity investment firm originated in 1979. He is the former Chairman and Co-Chief Executive of Americom Wireless Services, Inc., which merged with a Fortune 200 company in 2000.

         Mr. McClure serves on several private company boards as well as devoting substantial time to various civic, charitable and educational organizations here and in other states.

         Robert L. Moore, age 47, has been a director of Bay National Corporation since February 2001. Mr. Moore is a certified public accountant. He received his CPA designation twenty-two years ago, and has practiced with the Salisbury, Maryland accounting firm of Twilley, Rommel & Moore for the last sixteen years where he is a partner/owner. His professional concentration is income tax and business consulting.

         Mr. Moore received his Bachelor of Science degree from the University of Virginia in 1976. Currently, he serves as Chairman of the Trustees of the Wicomico County Pension System, a member of the Performance Review Committee for Wicomico County, and a member of the Salisbury Area Chamber of Commerce.

         Mr. Moore is a past president of the Eastern Shore Chapter of the Maryland Association of CPAs. He served as Chairman of the Administrative Board of Asbury United Methodist Church. In addition, Mr. Moore served on the Board of Directors of the Bank of Fruitland, Maple Shade Residential Homes, Inc., and the Holly Foundation. He was also a member of the Executive Committee and Board of Directors of the Green Hill Yacht & Country Club and a member and officer of the Salisbury Jaycees.

         H. Victor Rieger, Jr., age 63, has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Rieger retired from Signet Banking Corporation, successor to Union Trust Company of Maryland, in December 1997 after nearly four decades of service. Mr. Rieger served in numerous capacities for Signet, including regional executive vice president of international banking and as part of Signet's Maryland commercial banking group. Mr. Rieger has extensive experience in commercial relationship banking, credit administration and loan policy.

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

         Margaret K. Riehl, age 67, has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank April 2000. Mrs. Riehl is a retired nurse and civic volunteer. She is currently a trustee of the Marion I. and Henry J. Knott Foundation, a Baltimore, Maryland-based philanthropic organization and has served in that capacity from 1978 to 1985 and

                            BAY NATIONAL CORPORATION


again from 1993 to present. She serves as chair of the board of trustees of Baltimore's Associated Catholic Charities, Inc., and as a trustee of St. Mary's Seminary & University, also in Baltimore. Mrs. Riehl is a former trustee of the Community Foundation of Baltimore, Mercy Medical Center, the Institute of Notre Dame and St. Paul's School for Girls. A Baltimore native, Mrs. Riehl is an alumna of the Mercy Hospital School of Nursing.

         William B. Rinnier, age 59, has been a director of Bay National Corporation since August 1999, and a director of Bay National Bank since April 2000. Mr. Rinnier is the owner and president of Rinnier Development Company, a Salisbury, Maryland based real estate development company, which specializes in the development and sale or management of resort condominiums, multi-family apartments, and commercial and industrial buildings. He joined Rinnier Development Company nearly three decades ago after his honorable discharge from the U.S. Navy.

         A native of Salisbury, Maryland, Mr. Rinnier earned a degree in aerospace engineering from the Georgia Institute of Technology and attended the Graduate School of Business at the University of Virginia. He is a board member of the Greater Salisbury Committee and is past president of the Salisbury-Wicomico Economic Development Corporation and the Coastal Board of Realtors.

         Edwin A. Rommel III, age 51, has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Rommel is a certified public accountant that, since 1974, has been a partner in the Salisbury, Maryland, accounting firm of Twilley, Rommel & Moore, P.A. Mr. Rommel has been certified as a valuation analyst and accredited in business evaluation by the American Institute of Certified Public Accountants.

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

         Henry H. Stansbury, age 61, has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Since 1975, Mr. Stansbury has been the chief executive officer of Agency Services, Inc., the largest independently owned premium finance company in the United States. Since 1989, Mr. Stansbury has been the chief executive officer of Agency Insurance Company of Maryland, Inc., a privately owned multi-line property/casualty insurance company. Mr. Stansbury is president of the Maryland Association of Premium Finance Companies and is a past president and director of the National Association of Premium Finance Companies.

         Mr. Stansbury is a vice president and trustee of the Maryland Historical Society, a trustee of the Ward Museum of Wildfowl Art, and a director of the Catonsville Historical Society. He served as director and chairman of the museum committee for the Lacrosse Hall of Fame at the Johns Hopkins University and is vice president and a trustee of the St. Paul's School for Boys. He is also past president and board member of ReVisions, Inc., a nonprofit organization that serves the mentally ill. Mr. Stansbury is a graduate of Leadership Maryland and a director of Leadership Baltimore County. He is the author of LLOYD J. TYLER: FOLK ARTIST AND DECOY MAKER. Mr. Stansbury is an

                            BAY NATIONAL CORPORATION


alumnus of the University of Maryland and holds a master of business administration degree from George Washington University.

         Kenneth H. Trout, age 52, has been a director of Bay National Corporation since October 1999, and a director of Bay National Bank since April 2000. Since January 1999, Mr. Trout has served as the executive vice president and chief operating officer of Rosemore, Inc., a Baltimore-based privately held investment company primarily engaged in the business of oil and gas exploration and production. He also serves as a director of Rosemore Holdings, Inc., Rosemore Calvert, Inc., Tema Oil and Gas Company and Gateway Gathering and Marketing Company, which are all subsidiaries of Rosemore, Inc. He is also a director of KCI Technologies, Inc. From 1970 to November 1997, Mr. Trout was employed by Signet Banking Corporation. During his last five years of tenure with Signet, he served as senior executive vice president-commercial banking and as president and chief executive officer of Signet Bank-Maryland. Mr. Trout was retired from December 1997 to December 1998.

         A Bridgeton, New Jersey native, Mr. Trout received his undergraduate degree in economics and business administration from Methodist College in North Carolina. He is chairman of the board of governors of the National Aquarium in Baltimore, and is vice chairman of the Board of Trustees of The College of Notre Dame of Maryland.

         Eugene M. Waldron, Jr., age 57, has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Waldron is a chartered financial analyst and since September 1998 has been a senior vice president in the Washington, D.C., office of Capital Guardian Trust Company, an employee-owned firm based in Los Angeles dedicated to international investing. From March 1994 to August 1998, Mr. Waldron was employed by Loomis, Sayles & Company, an investment management firm. Mr. Waldron's more than three decades of investment experience include employment at CS First Boston Asset Management, Fidelity Management Trust Company, T. Rowe Price Associates and Baker, Watts & Company.

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

Compliance with Section 16(a) of the Exchange Act

         The Company did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended, at any time during the Company's fiscal year ended December 31, 2000.

                            BAY NATIONAL CORPORATION

Item 10.  Executive Compensation

Director Compensation

         The directors of Bay National Corporation were not, during the year ended December 31, 2000, and are not currently, compensated for their attendance at regularly scheduled or special board meetings or for other services, and Bay National Corporation does not intend to pay directors fees until Bay National Bank is profitable. However, Bay National Corporation reserves the right to pay directors' fees at any time. Directors are reimbursed for reasonable expenses incurred on behalf of Bay National Corporation.

Executive Compensation

The following table sets forth the compensation paid by the Company and the Bank for the Chief Executive Officer of the Company and the Bank and to any other executive officer of the Company or the Bank who received compensation in excess of $100,000 during the years 2000 or 1999.

                                                     Summary Compensation Table

                                                                                       Long Term Compensation
                                                                                  -------------------------------
                                                 Annual Compensation                     Awards          Payouts
                             ---------------------------------------------------  ---------------------- --------
Name and                                                                          Restricted  Securities                    All
                                                                                    Stock     Underlying                  Other
Principal                                                            Other Annual   Award(s)   Options/   LTIP           Compen-
Position                       Year       Salary($)     Bonus($)     Compensation    ($)       SARs(#)   Payouts ($)    sation ($)
-----------------------------------------------------------------------------------------------------------------------------------
Hugh W. Mohler
President and
Chief Executive
Officer (1)                     2000      $ 96,318        -             -             -           -          -           $ 16,589

John S. DiPietro
Vice President(2)               2000      $106,970        -             -             -           -          -           $ 48,361

Thomas M. Neale
Vice President(3)               2000      $145,891        -             -             -           -          -           $ 14,109

Mark A. Semanie
Vice President(4)               2000      $ 19,232        -             -             -           -          -           $     72

         (1) Mr. Mohler voluntarily declined any and all compensation during the Company's formative stage (June, 1999 through May, 2000). Mr. Mohler's annual salary is $154,000. Other compensation includes $11,581 of contributions to the Company's 401(k) retirement plan, and $5,008 of term life insurance premiums paid by the Company on Mr. Mohler's behalf.

         (2) Mr. DiPietro separated from the Company on August 31, 2000. Mr. DiPietro's annual salary prior to his departure was $154,000. Other compensation includes $3,088 of contributions to the Company's 401(k) retirement plan, $356 of term life insurance premiums paid by the Company on Mr. DiPietro's behalf, and $44,917 paid to Mr. DiPietro upon his separation from the Company.

         (3) Mr. Neale separated from the Company on November 30, 2000. Mr. Neale's annual salary prior to his departure was $154,000. Other compensation includes $13,169 of contributions to the Company's 401(k) retirement plan, and $940 of term life insurance premiums paid by the Company on Mr. Neale's behalf.

         (4) Mr. Semanie's annual salary is $125,000. Other compensation includes $72 of term life insurance premiums paid by the Company on Mr. Semanie's behalf. Mr. Semanie joined the Company in October 2000.

                            BAY NATIONAL CORPORATION


Employment Arrangements

         Bay National Bank has entered into a written employment agreement with Mr. Mohler effective as of May 12, 2000. Under this agreement, Mr. Mohler serves as the president of Bay National Corporation at an initial annual base salary of $154,000, subject to annual review. However, pursuant to Mr. Mohler's agreement, Mr. Mohler did not receive any compensation until May 2000. The agreement has an initial term of three years, automatically renewable for one-year terms unless written notice is provided by either party 90 days before expiration of a term.

         Bay National Bank may terminate the employment agreement without cause upon 30 days' prior written notice and may terminate the employment agreement for cause at any time without prior notice. Mr. Mohler may terminate his employment agreement at any time upon 30 days' prior written notice. In the event Mr. Mohler is terminated without cause, he will continue to receive salary payments for the earlier of six months from the date of termination or until he has found comparable employment. Mr. Mohler is required to use his best efforts to obtain comparable employment.

         Pursuant to this agreement, if Mr. Mohler is employed by Bay National Bank on the date of a "change of control," he is entitled to a payment of 290% of his base salary from Bay National Bank. The employment agreements define "change of control" as (i) the acquisition by any person of forty percent (40%) or more of the outstanding shares of common stock of Bay National Bank or Bay National Corporation; (ii) the election of a majority of the members of the board of directors who were not approved or nominated by then incumbent board or
(iii) the approval by the stockholders of Bay National Bank or Bay National Corporation of (a) a reorganization, merger or consolidation of Bay National Bank or Bay National Corporation, subject to certain exceptions; (b) a liquidation or dissolution of Bay National Bank or Bay National Corporation or
(c) the sale or other disposition of all or substantially all of the assets of Bay National Bank or Bay National Corporation.

         In the employment agreement with Bay National Bank, Mr. Mohler agrees that for a period of six (6) months after employment with Bay National Bank or any affiliate, he will not, directly or indirectly, own, operate or otherwise be associated with, any financial institution which is located in the Bank's market area. Mr. Mohler also agrees that for a period of one (1) year after employment with Bay National Bank or any affiliate, he will not (i) solicit any person or entity which at the time of his termination was, or within one (1) year prior thereto had been, a customer of Bay National Bank or any of its affiliates or
(ii) solicit the employment of any person who was employed by Bay National Bank or any of its affiliates on a full or part time basis at the time of his termination of employment, unless such person (a) was involuntarily discharged by Bay National Bank or the affiliate or (b) voluntarily terminated his relationship with Bay National Bank or the affiliate prior to Mr. Mohler's termination of employment.

         In addition, upon adoption of a stock option plan by Bay National Corporation's board of directors, Mr. Mohler will be granted options to purchase 3% of the shares of common stock outstanding after the offering. These options will be exercisable at the market value of the stock on the date the options are granted.

         Bay National Corporation has purchased "key man" life insurance on Mr. Mohler.

                            BAY NATIONAL CORPORATION

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the ownership of Bay National Corporation's common stock by its directors, executive officers and persons known to own more than five percent (5%) of the common stock as of March 19, 2001. The table includes warrants granted to any of these persons. Unless otherwise noted below, we believe that each person named in the table has the sole voting and sole investment power with respect to each of the shares of common stock reported as owned by such person.

Name and Address
of Beneficial                                                                     Percentage
Owner                                                Number of Shares (14)          of Class
----------------------------------------------------------------------------------------------
James C. Alban
157 Peruvian Avenue
Palm Beach, FL 33480                                             30,000             2.42%

Carroll A. Bodie (1)
4005 Greenway
Baltimore, MD 21218                                              12,500             1.00%

Charles E. Bounds (2)
1707 Upper Millstone Lane
Salisbury, MD 21801                                               3,750              .30%

Citizens, Inc. (3)
P.O. Box 1550
Butler, PA 16003                                                112,500             9.04%

John R. Lerch (4)
618 Indian Lane
Salisbury, MD 21801                                              15,000             1.20%

Donald G. McClure, Jr. (5)
11520 Pebble Creek Drive
Lutherville, MD 21093                                            10,000              .81%

Hugh W. Mohler (6)
23 Buchanan Road
Baltimore, MD 21212                                              40,000             3.21%


Robert L. Moore (7)
5673 N. Nithsdale Drive
Salisbury, MD 21801                                               7,500              .60%



                            BAY NATIONAL CORPORATION


H. Victor Rieger, Jr. (8)
1015 Ivy Hill Road
Cockeysville, MD 21030                                           17,000             1.37%

Margaret K. Riehl (9)
6200 Gentry Lane
Baltimore, MD 21210                                              13,500             1.08%

William B. Rinnier (10)
616 Manor Drive
Salisbury, MD 21801                                              12,500             1.00%

Edwin A. Rommel, III (11)
5281 Silver Run Lane
Salisbury, MD 21801                                              18,500             1.49%

Mark A. Semanie
1200 Corinthian Court
Bel Air, MD 21014                                                     -              -  %

Henry H. Stansbury (12)
6200 Foxhall Farm Road
Catonsville, MD 21228                                            25,000             2.00%

Kenneth H. Trout
804 Hillstead Drive
Lutherville, MD 21093                                             1,000              .08%

Eugene M. Waldron, Jr. (13)
5309 Woodlawn Avenue
Chevy Chase, MD 20815                                            30,000             2.41%

All directors and executive officers as a
group: Fifteen persons                                          209,750            16.84%

     (1) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date.

     (2) Includes 1,250 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date.

     (3) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date.


                            BAY NATIONAL CORPORATION


     (4) Includes 4,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 6,000 shares held by LFI partnership, of which Mr. Lerch is a general partner; and 2,000 shares held by Mr. Lerch's spouse, and 1,000 shares issuable upon the exercise of warrants by Mrs. Lerch that are exercisable within 60 days of the record date. Mr. Lerch disclaims beneficial ownership as to the shares and warrants held by his spouse.

     (5) Includes 9,000 shares held in trust for the benefit of Mr. McClure's children for which Mr. McClure is a co-trustee.

     (6) Includes 5,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 1,000 shares held by Mr. Mohler's spouse. Mr. Mohler disclaims beneficial ownership as to the shares held by his spouse.

     (7) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date.

     (8) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 1,000 shares held by Mr. Rieger's spouse. Mr. Rieger disclaims beneficial ownership as to the shares held by his spouse.

     (9) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 1,000 shares held by Mrs. Riehl's spouse. Mrs. Riehl disclaims beneficial ownership as to the shares held by her spouse.

     (10) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 3,000 shares held by Mr. Rinnier's spouse, and 2,000 shares held by Mr. Rinnier's children. Mr. Rinnier disclaims beneficial ownership as to the shares held by his spouse and his children.

     (11) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date.

     (12) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 10,000 shares held by Mr. Stansbury's spouse, and 2,500 shares issuable upon the exercise of warrants by Mrs. Stansbury that are exercisable within 60 days of the record date. Mr. Stansbury disclaims beneficial ownership as to the shares and warrants held by his spouse.

     (13) Includes 5,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 3,000 shares held by Mr. Waldron's children. Mr. Waldron disclaims beneficial ownership as to the shares held by his children.


                            BAY NATIONAL CORPORATION


     (14) Warrants were issued August 31, 1999, as recognition for the financial and organizational risks undertaken by our seed capital investors. Warrants became exercisable upon the opening of the Bank, May 12, 2000, and they expire on November 16, 2004. Seed investors were given one warrant for every two shares purchased during the Company's organizational offering prior to its initial public offering. They are exercisable at $10 per share. A total of 56,250 warrants have been issued. None have been exercised.

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

         The warrants became exercisable on May 12, 2000, the date that Bay National Bank opened for business, and are exercisable in whole or in part until November 16, 2004. The warrants and the shares of common stock issuable upon the exercise of the warrants are transferable subject to compliance with applicable securities laws. If the OCC issues a capital directive or other order requiring Bay National Bank to obtain additional capital, the warrants are forfeited if not immediately exercised.

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

         Some of Bay National Bank's directors and officers and the business and professional organizations with which they are associated have banking transactions with Bay National Bank in the ordinary course of business. It is Bay National Bank's policy that any loans and loan commitments will be made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of comparable credit standing. Loans to directors and officers must comply with Bay National Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from considering any such loan application.

         The officers and directors of the Company have loans due to the Bank of $618,500 at December 31, 2000. All loans were made on substantially the same

                            BAY NATIONAL CORPORATION


terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

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

3.1*       Articles of Incorporation of Bay National Corporation
3.2*       Bylaws of Bay National Corporation
4.1*       Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*       Form of Common Stock Certificate
4.3*       Form of Warrant
10.1* Form of Employment Agreement between Bay National Corporation and Hugh W. Mohler
10.2*      Form of Employment Agreement between Bay National Bank and
           Hugh W. Mohler
10.3* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.4* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.5* Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
21.1*      Subsidiaries of Bay National Corporation


     (b) Reports of Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 2000.

                            BAY NATIONAL CORPORATION


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BAY NATIONAL CORPORATION

Date:  March 27, 2001                       By: /s/ Hugh W. Mohler
                                               -------------------------
                                                  Hugh W. Mohler,
                                                  President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Name                                        Position                               Date
       ----                                        --------                               ----
                                                   Director and President
 /s/ Hugh W. Mohler                                (Principal Executive Officer)      March 27, 2001
------------------------------                     Treasurer
Hugh W. Mohler


 /s/ Mark A. Semanie                               (Principal Accounting and          March 27, 2001
------------------------------                     Financial Officer)
Mark A. Semanie


                                                   Director                           March 27, 2001
------------------------------
James C. Alban, Jr.


 /s/ Carroll A. Bodie                              Director                           March 27, 2001
------------------------------
Carrol1 A. Bodie


                                                   Director                           March 27, 2001
------------------------------
Charles E. Bounds


 /s/ John R. Lerch                                 Director                           March 27, 2001
------------------------------
John R. Lerch


                                                   Director                           March 27, 2001
------------------------------
Donald G. McClure, Jr.


/s/ Robert L. Moore                                Director                           March 27, 2001
------------------------------
Robert L. Moore


/s/ H. Victor Rieger, Jr.                          Director                           March 27, 2001
------------------------------
H. Victor Rieger, Jr.


                                      BAY NATIONAL CORPORATION




                                                   Director                           March 27, 2001
------------------------------
Margaret Knott Riehl


 /s/ William B. Rinnier                            Director                           March 27, 2001
------------------------------
William B. Rinnier


 /s/ Edwin A. Rommel, III                          Director                           March 27, 2001
------------------------------
Edwin A. Rommel, III


 /s/ Henry H. Stansbury                            Director                           March 27, 2001
------------------------------
Henry H. Stansbury


 /s/ Kenneth H. Trout                              Director                           March 27, 2001
------------------------------
Kenneth H. Trout


                                                   Director                           March 27, 2001
------------------------------
Eugene M. Waldron, Jr.


                            BAY NATIONAL CORPORATION



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

                                  EXHIBIT INDEX


Exhibit
No.        Description of Exhibit


3.1*       Articles of Incorporation of Bay National Corporation
3.2*       Bylaws of Bay National Corporation
4.1*       Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*       Form of Common Stock Certificate
4.3*       Form of Warrant
10.1* Form of Employment Agreement between Bay National Corporation and Hugh W. Mohler
10.2*      Form of Employment Agreement between Bay National Bank and
           Hugh W. Mohler
10.3* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.4* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.5* Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
21.1*      Subsidiaries of Bay National Corporation


* Previously filed by Bay National Corporation as a part of Bay National Corporation's Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781