Form 10QSB
period 2001-03-31
BAY NATIONAL CORP
filed 2001-05-11
CIK 1089787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2001.

                        Commission file number: 333-87781



                            Bay National Corporation
             (Exact name of Registrant as specified in its charter)

                Maryland                                   52-2176710
----------------------------------------           -----------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  2328 West Joppa Road, Lutherville, MD                      21093
----------------------------------------           -----------------------------
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

         Yes           X                                   No
                   ----------                                       ----------


The number of shares outstanding of the registrant's common stock on May 10, 2001:

         $.01 Par Value - 1,242,020

PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements

                                             BAY NATIONAL CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                    As of March 31, 2001 and December 31, 2000

                                                                                March 31,           December 31,
                                                                                   2001                 2000
                                                                             --------------       --------------
                                                                               (Unaudited)
     Cash and due from banks                                                 $      317,278       $      561,237
     Federal funds sold and other overnight investments                          15,616,248           16,587,278
     Federal Reserve Bank stock                                                     275,940              275,940
     Loans held for sale                                                          1,176,600              -
     Loans                                                                        9,486,859            5,648,321
                                                                             --------------       --------------
         Total loans                                                             10,663,459            5,648,321
         Less: Allowance for credit losses                                         (117,500)             (70,000)
                                                                             --------------       --------------
              Loans, net                                                         10,545,959            5,578,321
     Premises and equipment, net                                                    924,100              939,504
     Accrued interest receivable and other assets                                   123,334               83,545
                                                                             --------------       --------------

              Total Assets                                                   $   27,802,859       $   24,025,825
                                                                             ==============       ==============

LIABILITIES

     Non-interest-bearing deposits                                           $    2,844,039       $    2,515,089
     Interest-bearing deposits                                                   15,021,220           11,141,551
                                                                             --------------       --------------
         Total deposits                                                          17,865,259           13,656,640

     Accrued expenses and other liabilities                                         142,226              151,154
                                                                             --------------       --------------

              Total Liabilities                                                  18,007,485           13,807,794
                                                                             --------------       --------------


STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,242,020 issued and outstanding as
         of March 31, 2001 and December 31, 2000, respectively:                      12,420               12,420
     Surplus                                                                     12,407,780           12,407,780
     Accumulated Deficit                                                         (2,624,826)          (2,202,169)
                                                                             --------------       --------------

              Total Stockholders' Equity                                          9,795,374           10,218,031
                                                                             --------------       --------------

              Total Liabilities and Stockholders' Equity                     $   27,802,859       $   24,025,825
                                                                             ==============       ==============


                           See accompanying notes to consolidated financial statements.

                                             BAY NATIONAL CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the three months ended March 31, 2001 and 2000
                                                    (Unaudited)

                                                                                    2001               2000
                                                                              --------------     --------------
INTEREST INCOME:
   Interest and fees on loans                                                 $      169,404     $      -
   Interest on federal funds sold and other overnight investments                    204,245            -
   Taxable interest and dividends on investment securities                           -                    8,580
                                                                              --------------     --------------
   Total interest income                                                             373,649              8,580

INTEREST EXPENSE ON DEPOSITS:                                                        149,300            -
                                                                              --------------     --------------

Net interest income                                                                  224,349              8,580

Provision for credit losses                                                           47,500            -
                                                                              --------------     --------------

Net interest income after provision for credit losses                                176,849              8,580
                                                                              --------------     --------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                                 3,090            -
   Other income                                                                       13,706            -
                                                                              --------------     --------------
     Total non-interest income                                                        16,796            -
                                                                              --------------     --------------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                                    340,604            132,096
   Occupancy expenses                                                                 59,238             44,717
   Furniture and equipment expenses                                                   46,966            -
   Legal and professional fees                                                        35,474             10,000
   Outside services                                                                   53,133            -
   Other expenses                                                                     80,887             48,692
                                                                              --------------     --------------
     Total non-interest expenses                                                     616,302            235,505
                                                                              --------------     --------------

Loss before income taxes                                                            (422,657)          (226,925)
Income tax benefit                                                                   -                  -
                                                                              --------------     --------------
Net Loss                                                                      $     (422,657)    $     (226,925)
                                                                              ==============     ==============


Per Share Data:
   Net Loss (Basic and Diluted)                                               $         (.34)    $        (2.02)

   Average Shares Outstanding (Basic and Diluted)                                  1,242,020            112,500


                           See accompanying notes to consolidated financial statements.

                                             BAY NATIONAL CORPORATION

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                For the three months ended March 31, 2001 and 2000
                                                    (Unaudited)

                                                                                 2001                  2000
                                                                            -------------          ------------
Cash Flows From Operating Activities
   Net loss                                                                 $    (422,657)         $   (226,925)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                                45,217                 2,882
       Provision for credit losses                                                 47,500                -
       Origination of loans held for sale                                      (1,867,550)               -
       Proceeds from sale of loans                                                690,950                -
       Net (increase) decrease in accrued interest receivable and
          other assets                                                            (39,789)               17,261
       Net (decrease) increase in accrued expenses and other liabilities           (8,928)                5,474
                                                                            -------------          ------------

            Net cash used by operating activities                              (1,555,257)             (201,308)
                                                                            -------------          ------------

Cash Flows From Investing Activities
   Net increase in loans                                                       (3,838,538)               -
   Capital expenditures                                                           (29,813)             (167,541)
                                                                            -------------          ------------
            Net cash used by investing activities                              (3,868,351)             (167,541)
                                                                            -------------          ------------

Cash Flows From Financing Activities
   Net increase in deposits                                                     4,208,619                -
                                                                            -------------          ------------
            Net cash provided by financing activities                           4,208,619                -
                                                                            -------------          ------------

Net decrease in cash and cash equivalents                                      (1,214,989)             (368,849)
Cash and cash equivalents at beginning of year                                 17,148,515               763,957
                                                                            -------------          ------------

Cash and cash equivalents at end of period                                  $  15,933,526          $    395,108
                                                                            =============          ============



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

         The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National
Corporation's 2000 Annual Report on Form 10-KSB. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2001.

         The accounting and reporting policies of Bay National Corporation (the "Company") conform to accounting principles generally accepted in the United States.

         Costs Associated with Start-Up Activities

         The Company expensed costs incurred during the start-up phase of organization in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 Reporting on the Costs of Start-Up Activities, which requires such costs to be expensed in the period incurred.

2.   REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company") as of March 31, 2001 and for the three months ended March 31, 2001. Comparative discussion of the results of operations for the three months ended March 31, 2001 and March 31, 2000 is not provided, as the Company had no operations other than organizational activity until May 2000, and as such, comparisons do not provide meaningful information regarding the Company's financial position or results of operations.

General

         Bay National Corporation is a bank holding company, which on April 30, 2000, completed its efforts to raise capital and closed with $11,295,200.

         On May 12, 2000 the Company became a bank holding company by purchasing all of the common stock of Bay National Bank. The Bank opened its first office on May 12, 2000, and a second office on May 26, 2000.

         The Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

Financial Condition

         As of March 31, 2001, assets were $27,802,859. This represents growth of $3,777,034 or 15.7% since December 31, 2000. The growth in assets was attributable to deposit growth of $4,208,619 or 30.8% during the three months ended March 31, 2001. Deposits at March 31, 2001 were $17,865,259. Deposit growth resulted from the marketing efforts of officers, and directors since the opening of the Bank. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits. The Company has no brokered funds.

         As of March 31, 2001, loans (net of a $117,500 allowance for credit losses) totaled $10,545,959. This total includes mortgage loans held for sale of $1,176,600, commercial loans of approximately $6,048,000, consumer loans of approximately $3,079,000, and construction loans of approximately $360,000. The mortgage loans held for sale represent loans originated and funded by the Company, which are in the process of being sold in the secondary market. The sale of these loans is typically completed within 30 days of original settlement. Upon completion of the sale, the Company receives interest for the period that the loan is held, and fees for origination of the loan.

          At March 31, 2001, the Company had federal funds sold and other overnight investments totaling $15,616,248. The Company has chosen to invest its available funds in federal funds sold and other overnight investments, and Federal Reserve Bank stock. As a result, investment securities consist only of $275,940 of Federal Reserve Bank stock. Management has made the decision to maintain its available funds in highly liquid assets because it desired to ensure that funds were readily available to fund the growth of the loan portfolio, and because the yields available on other longer-term securities were not substantially better that those currently being earned on short-term investments. Management believes that this strategy will allow initial growth in the loan portfolio with limited use of borrowed funds, or more aggressive pricing of deposit products.

         Total capital at March 31, 2001 was $9,795,374. Management believes this capital will be adequate to fund the Company's and Bank's operations for at least the next 12 months.

Results of Operations

         On a consolidated basis, the Company recorded a net loss of $422,657 for the three-month period ended March 31, 2001. Operating results for subsequent periods in 2001 and for the year ending December 31, 2001 are also projected to reflect losses as loan and deposit growth initially will not produce net interest income sufficient to cover operating expenses.

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

         The net interest income for the three-month period ended March 31, 2001 was $224,349. For the three-month period, $169,404 was interest and fees from loans; $204,245 was income from overnight and security investments; and the Company's cost of deposits was $149,300.

         Growth in the loan portfolio resulted in greater contributions to interest income in the first quarter, because the yields on loans are normally 3% to 4% higher than yields on investment securities. At March 31, 2001, the weighted average yield on the loan portfolio was 8.86%; the weighted average yield on federal funds sold and other overnight investments was 4.94%. These yields have declined since December 31, 2000, as a result of actions taken by the Federal Reserve to reduce interest rates on federal funds by 1.50% in an effort to stimulate economic growth. At December 31, 2000, the weighted average yield on the loan portfolio was 9.75%; the weighted average yield on federal funds sold and other overnight investments was 6.28%.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions, and seeks to be competitive within the market. The Company has chosen not to aggressively compete for jumbo certificates of deposits, which are highly rate sensitive, and are not normally perceived to be as stable as demand deposits or money market accounts. At March 31, 2001, the Company's weighted average cost of interest-bearing deposits was 4.52% and weighted average cost of total deposits was 3.72%. This compares to weighted average cost of interest-bearing deposits of 5.62% and weighted average cost of total deposits of 4.68% at December 31, 2000. It is anticipated that both the volume of deposits and the interest expense will continue to increase during the next twelve-month period based upon increased marketing activities.

Allowance and Provision for Credit Losses

         The provision for credit losses represents an expense to fund the allowance for credit losses. This allowance is established to absorb credit losses in the current loan portfolio. The amount of the allowance is based on many factors, which are considered in management's assessment of the loan portfolio. These factors include economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes.

         Based upon management's analysis of the loan portfolio as of March 31, 2001, management allocated an amount of $117,500 to the provision for credit losses. This allocation is an estimate based on current information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors, which may arise.

Non-Interest Income

         Non-interest income is primarily mortgage origination fees, deposit account service charges, and other transaction fees. For the three-month period ended March 31, 2001, the Company realized non-interest income in the amount of $16,796. These fees are comprised of $10,692 of mortgage origination fees, $3,090 of deposit related fees, and $3,014 of other transaction fees.

         The Company is working to expand its sources of non-interest income by entering into fee arrangements with strategic partners that offer mutual fund investment products, investment advisory services, and insurance products. As of March 31, 2001, the Company has identified prospective partners, entered into negotiations for fee arrangements, and commenced the process of seeking regulatory approval, when necessary, for contemplated activities. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month period ended March 31, 2001, was $616,302. The largest portion of these non-interest expenses was salaries and employee benefits, which totaled $340,604 or 55.27% of total non-interest expenses for the three-month period. Other significant expenses for the period included, outside services, primarily outsourced data and item processing totaling $53,133 or 8.62% of total non-interest expenses, and occupancy costs totaling $59,238 or 9.61% of total non-interest expenses. Management expects that these items will continue to represent a significant portion of non-interest expense, however, management believes that growth in the Company's customer base can be accommodated without significant increases in these costs.

Liquidity and Capital Resources

         Stockholders' equity at March 31, 2001 was $9,795,374. The Company has declared no cash dividends since its inception.

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

         IN ADDITION TO THE HISTORICAL INFORMATION CONTAINED IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB, THE DISCUSSION IN PART I OF THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF BAY NATIONAL CORPORATION'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE DISCUSSED IN BAY NATIONAL CORPORATION'S FORM 10-KSB UNDER THE CAPTION "FACTORS AFFECTING FUTURE RESULTS" SUCH AS THE COMPANY'S LIMITED OPERATING HISTORY AND EXPECTATION OF LOSSES; DEPENDENCE ON KEY PERSONNEL; RISKS RELATED TO BAY NATIONAL BANK'S CHOICE OF LOAN PORTFOLIO; RISKS RELATED TO BAY NATIONAL BANK'S LENDING LIMIT; RISKS OF A COMPETITIVE MARKET; IMPACT OF GOVERNMENT REGULATION ON OPERATING RESULTS; AND EFFECT OF DEVELOPMENTS IN TECHNOLOGY. BAY NATIONAL CORPORATION'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN.

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

           None.

           (b)        Reports on Form 8-K.

           None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Bay National Corporation


Date: May 11, 2001             By: /s/ Hugh W. Mohler
                                   --------------------------------------------
                                   Hugh W. Mohler, President
                                   (Principal Executive Officer)


Date: May 11, 2001             By: /s/ Mark A. Semanie
                                   --------------------------------------------
                                   Mark A. Semanie, Treasurer
                                   (Principal Accounting and Financial Officer)