Form 10QSB
period 2001-06-30
BAY NATIONAL CORP
filed 2001-08-13
CIK 1089787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 2001.

                        Commission file number: 333-87781



                            Bay National Corporation
             (Exact name of Registrant as specified in its charter)

                Maryland                                   52-2176710
-----------------------------------------     ----------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

  2328 West Joppa Road, Lutherville, MD                      21093
-----------------------------------------     ----------------------------------
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

                     Yes       X                        No
                           ----------                      ----------


The number of shares outstanding of the registrant's common stock on August 10, 2001:

         $.01 Par Value - 1,242,020

PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------

                            BAY NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    As of June 30, 2001 and December 31, 2000

                                                                                   June 30,           December 31,
                                                                                     2001                 2000
                                                                                 ------------         ------------
ASSETS                                                                            (Unaudited)
     Cash and due from banks                                                     $    791,682         $    561,237
     Federal funds sold and other overnight investments                             7,502,542           16,587,278
     Federal Reserve Bank stock                                                       275,940              275,940
     Loans held for sale                                                              620,800                   --
     Loans, net of unearned fees                                                   19,513,326            5,648,321
                                                                                 ------------         ------------
         Total loans                                                               20,134,126            5,648,321
         Less: Allowance for credit losses                                           (244,000)             (70,000)
                                                                                 ------------         ------------
              Loans, net                                                           19,890,126            5,578,321
     Premises and equipment, net                                                      883,727              939,504
     Accrued interest receivable and other assets                                     163,439               83,545
                                                                                 ------------         ------------

              Total Assets                                                       $ 29,507,456         $ 24,025,825
                                                                                 ============         ============

LIABILITIES

     Non-interest-bearing deposits                                               $  2,305,860         $  2,515,089
     Interest-bearing deposits                                                     17,645,281           11,141,551
                                                                                 ------------         ------------
         Total deposits                                                            19,951,141           13,656,640

     Accrued expenses and other liabilities                                           184,337              151,154
                                                                                 ------------         ------------

              Total Liabilities                                                    20,135,478           13,807,794
                                                                                 ------------         ------------


STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,242,020 issued and outstanding as
         of June 30, 2001 and December 31, 2000, respectively:                         12,420               12,420
     Surplus                                                                       12,407,780           12,407,780
     Accumulated Deficit                                                           (3,048,222)          (2,202,169)
                                                                                 ------------         ------------

              Total Stockholders' Equity                                            9,371,978           10,218,031
                                                                                 ------------         ------------

              Total Liabilities and Stockholders' Equity                         $ 29,507,456         $ 24,025,825
                                                                                 ============         ============

          See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
        For the three and six month periods ended June 30, 2001 and 2000
                                   (Unaudited)

                                                               Three Months Ending                         Six Months
                                                                     June 30,                            Ending June 30,
                                                             2001               2000                 2001               2000
                                                         -----------         -----------         -----------         -----------
INTEREST INCOME:
   Interest and fees on loans                            $   327,240         $       470         $   496,644         $       470
   Interest on federal funds sold and other
   overnight investments                                     115,853             203,376             320,098             211,956
   Taxable interest and dividends on investment
     securities                                                8,100              16,350               8,100              16,350
                                                         -----------         -----------         -----------         -----------
   Total interest income                                     451,193             220,196             824,842             228,776
                                                         -----------         -----------         -----------         -----------

INTEREST EXPENSE ON DEPOSITS:                                147,207               3,817             296,507               3,817
                                                         -----------         -----------         -----------         -----------

Net interest income                                          303,986             216,379             528,335             224,959

Provision for credit losses                                  126,500                  --             174,000                  --
                                                         -----------         -----------         -----------         -----------

Net interest income after provision for
   credit losses                                             177,486             216,379             354,335             224,959
                                                         -----------         -----------         -----------         -----------

OTHER OPERATING INCOME:
   Service charges on deposit accounts                         6,585                  20               9,675                  20
   Other income                                               81,643                 304              95,349                 304
                                                         -----------         -----------         -----------         -----------
     Total other operating income                             88,228                 324             105,024                 324
                                                         -----------         -----------         -----------         -----------

OTHER OPERATING EXPENSES:
   Salaries and employee benefits                            386,958             308,752             727,562             440,848
   Occupancy expenses                                         75,187              57,437             134,425              92,570
   Furniture and equipment expenses                           42,093              32,083              89,059              32,083
   Legal and professional fees                                32,216              36,967              67,690              46,967
   Outside services                                           53,670              66,238             106,803              66,238
   Other expenses                                             98,986              88,040             179,873             146,316
                                                         -----------         -----------         -----------         -----------
     Total other operating expenses                          689,110             589,517           1,305,412             825,022
                                                         -----------         -----------         -----------         -----------

Loss before income taxes                                    (423,396)           (372,814)           (846,053)           (599,739)
Income tax benefit                                                --                  --                  --                  --
                                                         -----------         -----------         -----------         -----------
NET LOSS                                                 $  (423,396)        $  (372,814)        $  (846,053)        $  (599,739)
                                                         ===========         ===========         ===========         ===========

Per Share Data:
   Cash Dividend Paid                                    $        --         $        --         $        --         $        --

   Net Loss (Basic and diluted)                          $     (0.34)        $     (0.51)        $     (0.68)        $     (1.42)
   Average Shares Outstanding (Basic and diluted)          1,242,020             733,165           1,242,020             422,833


          See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
             For the six-month periods ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                     2001                 2000
                                                                                ------------         ------------

Cash Flows From Operating Activities
   Net loss                                                                     $   (846,053)        $   (599,739)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                                   90,991               21,200
       Provision for credit losses                                                   174,000                 --
       Gain on sale of loans                                                         (77,636)                --
       Origination of loans held for sale                                         (5,847,450)                --
       Proceeds from sale of loans                                                 5,304,286                 --
       Net (increase) decrease in accrued interest receivable and
          other assets                                                               (79,894)              17,602
       Net increase (decrease) in accrued expenses and other liabilities              33,183              (34,364)
                                                                                ------------         ------------

            Net cash used by operating activities                                 (1,248,573)            (595,301)
                                                                                ------------         ------------

Cash Flows From Investing Activities
    Purchases of investment securities - AFS                                            --             (3,220,790)
   Net increase in loans                                                         (13,865,005)            (117,423)
   Capital expenditures                                                              (35,214)            (805,238)
                                                                                ------------         ------------
            Net cash used by investing activities                                (13,900,219)          (4,143,451)
                                                                                ------------         ------------

Cash Flows From Financing Activities
   Net increase in deposits                                                        6,294,501            1,276,676
    Issuance of common stock                                                            --             11,295,200
                                                                                ------------         ------------
            Net cash provided by financing activities                              6,294,501           12,571,876
                                                                                ------------         ------------

Net (decrease) increase in cash and cash equivalents                              (8,854,291)           7,833,124
Cash and cash equivalents at beginning of period                                  17,148,515              763,957
                                                                                ------------         ------------

Cash and cash equivalents at end of period                                      $  8,294,224         $  8,597,081
                                                                                ============         ============

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

         Basis of Presentation

         The accompanying consolidated financial statements include the activity of Bay National Corporation and its wholly owned subsidiary, Bay National Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         Reclassifications

         Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

         As of June 30, 2001, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

4.   EARNINGS PER SHARE

            The Company's common stock equivalents were not considered in the computation of diluted earnings per share because the result would have been anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company") as of June 30, 2001 and for the three and six month periods ended June 30, 2001. Comparative discussion of the results of operations for the three and six month periods ended June 30, 2001 and June 30, 2000 is limited, as the Company had no operations other than organizational activity until May 2000, and as such, comparisons provide limited value regarding the Company's financial position or results of operations.

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

Financial Condition

         As of June 30, 2001, assets were $29,507,456. This represents growth of $5,481,631 or 22.8% since December 31, 2000. The growth in assets was funded by deposit growth of $6,294,501 or 46.1% during the six months ended June 30, 2001. Deposits at June 30, 2001 were $19,951,141. Deposit growth resulted from the marketing efforts of officers and directors. Management has set the interest rates paid on deposits to be competitive in the market and intends to increase its marketing activities to generate additional growth in deposits. The Company has no brokered funds as of June 30, 2001.

         As of June 30, 2001, loans (net of a $244,000 allowance for credit losses) totaled $19,890,126. This represents growth of $14,311,805 or 256.6% since December 31, 2000. Loans comprised 68.2% of total assets as of June 30, 2001, compared to 23.5% of total assets as of December 31, 2000. As with deposits, loan growth resulted from the marketing efforts of officers and directors. The loan portfolio includes mortgage loans held for sale of approximately $621,000, commercial loans of approximately $13,423,000, consumer loans of approximately $5,226,000, and construction loans of approximately $864,000. The mortgage loans held for sale represent loans originated and funded by the Company, which are in the process of being sold in the secondary market. The sale of these loans is typically completed within 30 days of original settlement. Upon completion of the sale, the Company receives interest for the period that the loan is held, and a premium over the original loan amount.

          At June 30, 2001, the Company had federal funds sold and other overnight investments totaling $7,502,542. This represents a decrease of $9,084,736 or 54.8% since December 31, 2000. Federal funds sold and other overnight investments comprised 25.4% of total assets as of June 30, 2001, compared to 69.0% of total assets as of December 31, 2000. This decrease is primarily a result of the use of these liquid investments to fund growth of the loan portfolio. The Company has chosen to invest its available funds in federal funds sold and other overnight investments, and Federal Reserve Bank stock. As a result, investment securities consist only of $275,940 of Federal Reserve Bank stock. Management has made the decision to maintain its available funds in highly liquid assets to ensure that funds were readily available to fund the growth of the loan portfolio. Additionally, the yields available on other longer-term securities were not substantially better than those currently being earned on short-term investments. Management believes that this strategy will allow initial growth in the loan portfolio with limited use of borrowed funds, or more aggressive pricing of deposit products.

         Total capital at June 30, 2001 was $9,371,978 representing 31.8% of total assets. Management believes this capital will be adequate to fund the Company's and Bank's operations for at least the next 12 months.

Results of Operations

         On a consolidated basis, the Company recorded a net loss of $423,396 and $846,053 for the three-month and six-month periods ended June 30, 2001. Operating results for subsequent periods in 2001 and for the year ending December 31, 2001 are also projected to reflect losses as loan and deposit growth initially will not produce net interest income sufficient to cover operating expenses.

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

         Interest income from loans and investments for the three-month period ended June 30, 2001 was $451,193, compared to $220,196 for the same period in 2000. Interest income for the six-month period ended June 30, 2001 was $824,842, compared to $228,776 for the same period in 2000. The 104.9% and 260.5% increases for the three and six-month periods is directly related to the increase in average interest earning assets from $7,021,811 for the six-months ended June 30, 2000 to $25,238,552 for the six-months ended June 30, 2001. The yields on these assets were 6.52% for the six-months ended June 30, 2000 and 6.54% for the six-months ended June 30, 2001.

         Growth in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in an increase in average yields on interest-earning assets. This would occur because the yields on loans are normally 3% to 4% higher than yields on investment securities. However, the shift in interest-earning assets was partially offset by a reduction in loan and investment yields as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 6.50% at December 31, 2000 to 3.75% at June 30, 2001. At June 30, 2001, the weighted average yield on the loan portfolio, excluding loans held for sale, was 7.82%; the weighted average yield on federal funds sold and other overnight investments was 3.75%. At December 31, 2000, the weighted average yield on the loan portfolio was 9.75%; the weighted average yield on federal funds sold and other overnight investments was 6.28%.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions, and seeks to be competitive within the market. The Company has chosen not to aggressively compete for jumbo certificates of deposits, which are highly rate sensitive, and are not normally perceived to be as stable as demand deposits or money market accounts. At June 30, 2001, the Company's weighted average cost of interest-bearing deposits was 3.39% and weighted average cost of total deposits was 2.94%. This compares to weighted average cost of interest-bearing deposits of 5.62% and weighted average cost of total deposits of 4.68% at December 31, 2000. It is anticipated that both the volume of deposits and the interest expense will continue to increase during the next twelve-month period based upon increased marketing activities.

         The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for non-interest-earning assets and non-interest-bearing liabilities.


                         Six Months Ended June 30, 2001

                                                                       Average         Interest         Yield/
                                                                       Balance          and fees         Rate
                                                                       -------          --------         ----
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   2,635,672     $   105,779            8.03%
    Real Estate - Construction                                            264,748          10,130            7.65
    Commercial                                                          7,122,970         324,765            9.12
    Consumer                                                            1,138,731          45,621            8.01
    Loans held for sale                                                   273,170          10,349            7.58
                                                                     ------------      ----------
         Total Loans                                                   11,435,291         496,644            8.69
Investment Securities                                                     275,940           8,100            5.87
Federal funds sold and other overnight investments                     13,527,321         320,098            4.73
                                                                     ------------      ----------
         Total Earning Assets                                          25,238,552         824,842            6.54%
                                                                                       ----------
Less: Allowance for credit losses                                        (126,022)
Cash and due from banks                                                   880,757
Premises and equipment, net                                               956,277
Accrued interest receivable and other assets                               71,104
                                                                     ------------
         Total Assets                                               $  27,020,668
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  11,550,005         227,083            3.93%
Regular savings deposits                                                1,929,353          22,805            2.36
Time deposits                                                           1,596,978          46,619            5.84
                                                                     ------------      ----------
         Total interest-bearing liabilities                            15,076,336         296,507            3.93%
                                                                                       ----------     -----------
         Net interest income and spread                                               $   528,335            2.61%
                                                                                       ==========     ===========
Non-interest-bearing demand deposits                                    2,029,059
Accrued expenses and other liabilities                                    142,819
Stockholders' equity                                                    9,772,454
                                                                     ------------
         Total Liabilities and Stockholders' Equity                 $  27,020,668
                                                                     ============

Interest and fee income/earning assets                                       6.54 %
Interest expense/earning assets                                              2.35
                                                                     ------------
Net interest margin                                                          4.19 %
                                                                     ============

                         Six Months Ended June 30, 2000

                                                                       Average                          Yield/
                                                                       Balance          Interest         Rate
                                                                       -------          --------         ----
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $                 $                    -     %
    Real Estate - Construction                                                                             -
    Commercial                                                              5,663             269            9.50
    Consumer                                                                4,729             201            8.50
    Loans held for sale                                                   -                -                -
                                                                     ------------      ----------
         Total Loans                                                       10,392             470            9.05
Investment Securities                                                     334,021          16,350            9.79
Federal funds sold and other overnight investments                      6,677,398         211,956            6.35
                                                                     ------------      ----------
         Total Earning Assets                                           7,021,811         228,776            6.52%
                                                                                       ----------
Less: Allowance for credit losses                                         -
Cash and due from banks                                                    96,620
Premises and equipment, net                                               177,680
Accrued interest receivable and other assets                               10,609
                                                                     ------------
         Total Assets                                               $   7,306,720
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $      92,142           2,602            5.65%
Regular savings deposits                                                    4,693              57            2.43
Time deposits                                                              40,015           1,158            5.79
                                                                     ------------      ----------
         Total interest-bearing liabilities                               136,850           3,817            5.58%
                                                                                       ----------     -----------
         Net interest income and spread                                               $   224,959             .94%
                                                                                       ==========     ===========
Non-interest-bearing demand deposits                                       30,689
Accrued expenses and other liabilities                                     63,202
Stockholders' equity                                                    7,075,979
                                                                     ------------
         Total Liabilities and Stockholders' Equity                 $   7,306,720
                                                                     ============

Interest and fee income/earning assets                                       6.52 %
Interest expense/earning assets                                               .11
                                                                     ------------
Net interest margin                                                          6.41 %
                                                                     ============


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

         Based upon management's analysis of the loan portfolio as of June 30, 2001, management allocated an amount of $244,000 to the allowance for credit losses. This allocation is an estimate based on current information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors, which may arise.

         As of June 30, 2001, the Company does not have any non-performing loans, and has not charged off any loans since the Bank opened.

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, mortgage origination fees, deposit account service charges, and cash management fees. For the three-month and six-month periods ended June 30, 2001, the Company realized non-interest income in the amount of $88,228 and $105,024, respectively. These amounts compare to $324 for both the three-month and six-month periods ended June 30, 2000. For the three-month and six-month periods ended June 30, 2001, gains on the sale of mortgage loans totaled $66,944 and $77,636, deposit related fees totaled $6,585 and $9,675, cash management fees totaled $6,303 and $10,084, and mortgage origination fees totaled $5,000 for both periods, respectively.

         The Company is working to expand its sources of non-interest income by entering into fee arrangements with strategic partners that offer mutual fund investment products, investment advisory services, and insurance products. As of June 30, 2001, the Company has identified prospective partners, entered into negotiations for fee arrangements, and commenced the process of seeking regulatory approval, when necessary, for contemplated activities. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month and six-month periods ended June 30, 2001, totaled $689,110 and $1,305,412, respectively. This compares to non-interest expense for the three-month and six-month periods ended June 30, 2000, totaling $589,517 and $825,022, respectively. The increase of $480,390 for the six-month period resulted from an increase in salaries and benefits of $286,714 related to increasing staff levels upon opening the Bank, increased occupancy, furniture and equipment costs of $98,831 resulting from opening and operation of branch offices, and increases in other expenses of $94,845 primarily related to the development and servicing of the Bank's customer base. Management expects that these items will continue to represent a significant portion of non-interest expense, however, management believes that further growth in the Company's customer base can be accommodated without significant increases in these costs.

Liquidity And Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of June 30, 2001, the Company had $791,682 in cash and due from banks, and $7,502,542 in federal funds sold and other overnight investments. Growth in the Company's loan portfolio, without corresponding growth in deposits would reduce liquidity, as would reductions in the level of customer deposits.

         The primary objective of asset/liability management is to ensure the steady growth of the Company's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To minimize the risk associated with these rate swings, management works to structure the Company's balance sheet so that the ability exists to adjust pricing on interest-earning assets and interest-bearing liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

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

 The following table sets forth the amount of the Company 's interest-earning assets and interest-bearing liabilities as of June 30, 2001, which are expected to mature or reprice in each of the time periods shown:

                                                                                Maturity or repricing within
                                                      Percent
                                                        of        0 to 3         4 to 12           1 to 5            Over 5
                                      Amount           Total      Months          Months            Years             Years
                                      ------           -----      ------          ------            -----             -----
Interest-earning assets
      Federal funds sold and
         other overnight
         investments               $ 7,502,542         27.48%  $ 7,502,542      $      --         $      --         $      --
      Loans - Variable rate         12,498,178         45.78    12,498,178             --                --                --
      Loans - Fixed rate             7,025,096         25.73       187,963          726,587         5,616,345           494,201
      Other earning assets             275,940          1.01          --               --                --             275,940
                                   -----------       -------   -----------      -----------       -----------       -----------
       Total interest-earning
          assets                   $27,301,756        100.00%  $20,188,683      $   726,587       $ 5,616,345       $   770,141
                                   -----------       -------   -----------      -----------       -----------       -----------

Interest-bearing liabilities
   Deposits - Variable rate        $15,430,963         87.45%  $15,430,963      $      --         $      --         $      --
   Deposits - Fixed rate             2,214,318         12.55       736,000        1,253,441           224,877              --
                                   -----------       -------   -----------      -----------       -----------       -----------
      Total interest-bearing
         liabilities               $17,645,281        100.00%  $16,166,963      $ 1,253,441       $   224,877       $      --
                                   -----------       -------   -----------      -----------       -----------       -----------

Periodic repricing differences
   Periodic gap                                                $ 4,021,720      $   (526,854)     $  5,391,468      $   770,141
                                                               ===========       ===========      ============      ===========
   Cumulative gap                                              $ 4,021,720      $  3,464,866      $  8,856,334      $ 9,656,475
                                                               ===========      ============      ============      ===========

Ratio of rate sensitive assets
    to rate sensitive
    liabilities                                                     124.88%            57.97%         2,497.52%            N/A

         As indicated by the table, the Company has a high concentration of its interest-earning assets, and interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $9,656,475 is concentrated in the categories of items maturing or repricing within three months and items maturing or repricing in 1 to 5 years. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Management will constantly monitor and manage the structure of the Company's balance sheet, control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities could include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate loans will best facilitate the goal of minimizing interest rate risk through the origination of variable rate and short term fixed rate products. However, management will opportunistically enter into fixed rate loans and/or investments when, in management's judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments, provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposits difficult.

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

Capital Resources

         Stockholders' equity at June 30, 2001 was $9,371,978. The Company has declared no cash dividends since its inception.

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

Item 4.    Submission of Matters to a Vote of Securities Holders.

         At the Company's Annual Meeting of Stockholders held May 21, 2001, the following directors were elected to serve a one-year term expiring upon the date of the Company's 2002 Annual Meeting or until their respective successors are duly elected and qualified.

                                                   Votes Cast
                                  For               Withheld              Total
                                  ---               --------              -----
James C. Alban, Jr.             774,070               3,000              777,070
Carroll A. Bodie                774,070               3,000              777,070
Charles E. Bounds               774,070               3,000              777,070
John R. Lerch                   774,070               3,000              777,070


         At the Company's Annual Meeting of Stockholders held May 21, 2001, the following directors were elected to serve a two-year term expiring upon the date of the Company's 2003 Annual Meeting or until their respective successors are duly elected and qualified.

                                                     Votes Cast
                                      For             Withheld            Total
                                      ---             --------            -----
Donald G. McClure, Jr.              774,070             3,000            777,070
Hugh W. Mohler                      769,070             8,000            777,070
Robert L. Moore                     774,070             3,000            777,070
H. Victor Rieger, Jr.               774,070             3,000            777,070
Margaret K. Riehl                   774,070             3,000            777,070

         At the Company's Annual Meeting of Stockholders held May 21, 2001, the following directors were elected to serve a three-year term expiring upon the date of the Company's 2004 Annual Meeting or until their respective successors are duly elected and qualified.

                                                      Votes Cast
                                       For             Withheld           Total
                                       ---             --------           -----
William B. Rinnier                   774,070             3,000           777,070
Edwin A. Rommel III                  774,070             3,000           777,070
Henry H. Stansbury                   774,070             3,000           777,070
Kenneth H. Trout                     774,070             3,000           777,070
Eugene M. Waldron, Jr.               774,070             3,000           777,070

           At the Company's Annual Meeting of Stockholders held May 21, 2001, the selection of Stegman & Company to serve as independent auditors for the 2001 fiscal year was ratified by a unanimous vote of 777,070 votes.

           At the Company's Annual Meeting of Stockholders held May 21, 2001, the establishment of the Bay National Corporation Stock Option Plan was approved by the following vote.


                                     Votes
                                     -----
For Approval                        740,570
Against Approval                     27,500
Abstained                             9,000
                                   --------
         Total                      777,070
                                   ========


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


                                          Bay National Corporation


Date: August 10, 2001                     By: /s/ Hugh W. Mohler
                                              ----------------------------------
                                              Hugh W. Mohler, President
                                              (Principal Executive Officer)


Date: August 10, 2001                     By: /s/ Mark A. Semanie
                                              ----------------------------------
                                              Mark A. Semanie, Treasurer
                                              (Principal Accounting and
                                              Financial Officer)