Form 10QSB
period 2001-09-30
BAY NATIONAL CORP
filed 2001-11-09
CIK 1089787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2001.

                        Commission file number: 333-87781



                            Bay National Corporation
             (Exact name of Registrant as specified in its charter)

             Maryland                                     52-2176710
--------------------------------------        ----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  2328 West Joppa Road, Lutherville, MD                      21093
------------------------------------------    ----------------------------------
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


The number of shares outstanding of the registrant's common stock on November 9, 2001:

         $.01 Par Value - 1,242,020

PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------

                            BAY NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                 As of September 30, 2001 and December 31, 2000

                                                                              September 30,         December 31,
                                                                                   2001                 2000
                                                                              --------------       --------------
ASSETS                                                                         (Unaudited)

     Cash and due from banks                                                 $      272,638       $      561,237
     Federal funds sold and other overnight investments                          11,472,909           16,587,278
     Federal Reserve Bank stock                                                     275,940              275,940
     Loans held for sale                                                          1,056,800              -
     Loans, net of unearned fees                                                 24,223,162            5,648,321
                                                                              -------------        -------------
         Total loans                                                             25,279,962            5,648,321
         Less: Allowance for credit losses                                         (303,000)             (70,000)
                                                                              -------------        -------------
              Loans, net                                                         24,976,962            5,578,321
     Premises and equipment, net                                                    843,523              939,504
     Accrued interest receivable and other assets                                   224,519               83,545
                                                                              -------------        -------------

              Total Assets                                                   $   38,066,491       $   24,025,825
                                                                              =============        =============

LIABILITIES

     Non-interest-bearing deposits                                           $    3,390,855       $    2,515,089
     Interest-bearing deposits                                                   25,419,873           11,141,551
                                                                              -------------        -------------
         Total deposits                                                          28,810,728           13,656,640

     Accrued expenses and other liabilities                                         236,801              151,154
                                                                              -------------        -------------

              Total Liabilities                                                  29,047,529           13,807,794
                                                                              -------------        -------------


STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,242,020 issued and outstanding as
         of September 30, 2001 and December 31, 2000, respectively:                  12,420               12,420
     Surplus                                                                     12,407,780           12,407,780
     Accumulated Deficit                                                         (3,401,238)          (2,202,169)
                                                                              -------------        -------------

              Total Stockholders' Equity                                          9,018,962           10,218,031
                                                                              -------------        -------------

              Total Liabilities and Stockholders' Equity                     $   38,066,491       $   24,025,825
                                                                              =============        =============


          See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
     For the three and nine month periods ended September 30, 2001 and 2000
                                  (Unaudited)

                                                        Three Months Ending                  Nine Months
                                                           September 30,                Ending September 30,
                                                      2001             2000             2001             2000
                                                   ------------     ------------    -------------     -----------
INTEREST INCOME:
   Interest and fees on loans                     $    452,320     $     10,143    $     948,964     $    10,613
   Interest on federal funds sold and other
   overnight investments                                68,191          194,002          388,289         405,958
   Taxable interest and dividends on investment
     securities                                         -                33,001            8,100          49,351
                                                   -----------      -----------     ------------      ----------
   Total interest income                               520,511          237,146        1,345,353         465,922
                                                   -----------      -----------     ------------      ----------

INTEREST EXPENSE ON DEPOSITS:                          194,875           63,120          491,382          66,937
                                                   -----------      -----------     ------------      ----------

Net interest income                                    325,636          174,026          853,971         398,985

Provision for credit losses                             59,000           23,000          233,000          23,000
                                                   -----------      -----------     ------------      ----------

Net interest income after provision for
   credit losses                                       266,636          151,026          620,971         375,985
                                                   -----------      -----------     ------------      ----------

NON-INTEREST INCOME:
   Service charges on deposit accounts                   6,844            1,108           16,519           1,128
   Gain on sale of mortgage loans                       61,876           -               139,512          -
   Other income                                         10,915            1,582           28,628           1,886
                                                   -----------      -----------     ------------      ----------
     Total non-interest income                          79,635            2,690          184,659           3,014
                                                   -----------      -----------     ------------      ----------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                      381,126          397,902        1,108,688         838,750
   Occupancy expenses                                   49,561           54,042          148,483         146,612
   Furniture and equipment expenses                     43,759           37,673          132,818          69,756
   Legal and professional fees                          25,616            7,987           93,306          54,954
   Outside services                                    101,084           78,316          275,076         144,554
   Other expenses                                       98,141           61,539          246,328         207,854
                                                   -----------      -----------     ------------      ----------
     Total non-interest expenses                       699,287          637,459        2,004,699       1,462,480
                                                   -----------      -----------     ------------      ----------

Loss before income taxes                              (353,016)        (483,743)      (1,199,069)     (1,083,481)
Income tax benefit                                      -                -               -                -
                                                   -----------      -----------     ------------      ----------
NET LOSS                                          $   (353,016)    $   (483,743)   $  (1,199,069)    $(1,083,481)
                                                   ===========      ===========     ============      ==========

Per Share Data:
   Cash Dividend Paid                             $         --     $         --    $          --     $        --

   Net Loss (Basic and diluted)                   $      (0.28)    $      (0.39)   $       (0.97)    $     (1.45)
   Average Shares Outstanding (Basic and diluted)
                                                     1,242,020        1,242,020        1,242,020         747,340


          See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
          For the nine-month periods ended September 30, 2001 and 2000
                                  (Unaudited)

                                                                                 2001                  2000
                                                                             -------------          ------------
Cash Flows From Operating Activities
   Net loss                                                                 $  (1,199,069)         $ (1,083,481)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                               136,763                51,397
       Amortization of investment (discounts)/premiums, net                       -                     (55,069)
       Provision for credit losses                                                233,000                23,000
       Gain on sale of loans                                                     (139,512)               -
       Origination of loans held for sale                                      (9,726,850)               -
       Proceeds from sale of loans                                              8,809,562                -
       Net increase in accrued interest receivable and other assets              (140,974)               (8,402)
       Net increase (decrease) in accrued expenses and other liabilities           85,647                (2,118)
                                                                             ------------           -----------

            Net cash used by operating activities                              (1,941,433)           (1,074,673)
                                                                             ------------           -----------

Cash Flows From Investing Activities
    Purchases of investment securities - AFS                                      -                  (3,212,540)
   Maturities of investment securities - AFS                                      -                   1,000,000
   Net increase in loans                                                      (18,574,841)           (1,521,622)
   Capital expenditures                                                           (40,782)             (971,138)
                                                                             ------------           -----------
            Net cash used by investing activities                             (18,615,623)           (4,705,300)
                                                                             ------------           -----------

Cash Flows From Financing Activities
   Net increase in deposits                                                    15,154,088             8,926,247
    Issuance of common stock                                                      -                  11,295,200
                                                                             ------------           -----------
            Net cash provided by financing activities                          15,154,088            20,221,447
                                                                             ------------           -----------

Net (decrease) increase in cash and cash equivalents                           (5,402,968)           14,441,474
Cash and cash equivalents at beginning of period                               17,148,515               763,957
                                                                             ------------           -----------

Cash and cash equivalents at end of period                                  $  11,745,547          $ 15,205,431
                                                                             ============           ===========

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

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

         As of September 30, 2001, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company") as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001. Comparative discussion of the results of operations for the three and nine-month periods ended September 30, 2001 and September 30, 2000 is limited, as the Company had no operations other than organizational activity until May 2000, and as such, comparisons provide limited value regarding the Company's financial position or results of operations.

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

Financial Condition

         As of September 30, 2001, total assets were $38,066,491. This represents growth of $14,040,666 or 58.4% since December 31, 2000, and growth of $8,559,035 or 29.0% since June 30, 2001. The growth in assets was funded by deposit growth of $15,154,088 or 111.0% during the nine-months ended September 30, 2001, and growth of $8,859,587 or 44.4% during the three-months ended September 30, 2001. Deposits at September 30, 2001 were $28,810,728. Deposit growth resulted from various marketing efforts including direct marketing by officers and directors, direct mail campaigns, and listing of money market and certificate of deposit rates in print publications and on the Internet. Management has set the interest rates paid on deposits to be competitive in the market and significantly increased its marketing activities in August and September of 2001 to generate additional growth in deposits. During the three months ended September 30, 2001, the Company obtained approximately $2.7 million in new funds from the listing of certificate of deposit rates on an Internet based listing service. These funds were obtained at rates that were approximately 10 to 15 basis points below the prevailing market rate for similar deposits in the Company's local markets. Management expects that it will continue to use this service as a complimentary source of readily available funds whenever the rates are competitive with local sources of funding. The Company has not paid broker fees and has no brokered funds as of September 30, 2001.

         As of September 30, 2001, loans (net of a $303,000 allowance for credit losses) totaled $24,976,962. This represents growth of $19,398,641 or 347.8% since December 31, 2000, and growth of $5,086,836 or 25.6% since June 30, 2001. Net loans comprised 65.6% of total assets as of September 30, 2001, compared to 23.2% of total assets as of December 31, 2000. Loan growth continues to be a result of the marketing efforts of officers and directors. The loan portfolio includes residential mortgage loans held for sale of approximately $1,057,000, commercial loans of approximately $18,508,000, and consumer loans of approximately $5,715,000. The mortgage loans held for sale represent loans originated and funded by the Company, which are in the process of being sold in the secondary market. The sale of these loans is typically completed within 30 days of original settlement. Upon completion of the sale, the Company receives interest for the period that the loan is held, and often a premium over the original loan amount.

          At September 30, 2001, the Company had federal funds sold and other overnight investments totaling $11,472,909. This represents a decrease of $5,114,369 or 30.8% since December 31, 2000, and an increase of $3,970,367 or

52.9% since June 30, 2001. The fluctuation in these balances is due to short-term mismatches in the timing of raising deposits and funding loans. Management attempts to maximize interest margins by matching deposit generation with the need to fund loans, and the need to maintain adequate liquidity.

         The Company has chosen to invest its available funds in federal funds sold and other overnight investments, and Federal Reserve Bank stock. As a result, investment securities consist only of $275,940 of Federal Reserve Bank stock. Management has made the decision to maintain its available funds in highly liquid assets to ensure that funds were readily available to fund the growth of the loan portfolio. Additionally, the yields available on other longer-term securities were not substantially better than those currently being earned on short-term investments. Management believes that this strategy will continue to allow growth in the loan portfolio with limited use of borrowed funds, or more aggressive pricing of deposit products.

         Federal funds sold and other overnight investments comprised 30.1% of total assets as of September 30, 2001, compared to 69.0% of total assets as of December 31, 2000. This decrease is primarily a result of the growth of the loan portfolio.

         Total capital at September 30, 2001 was $9,018,962 representing 23.7% of total assets. Management believes this capital will be adequate to fund the Company and Bank's operations for at least the next 12 months.

Results of Operations

         On a consolidated basis, the Company recorded a net loss of $353,016 and $1,199,069 for the three-month and nine-month periods ended September 30, 2001, this compares to a net loss of $483,743 and $1,083,481 for the three-month and nine-month periods ended September 30, 2000. The improvement in results for the three-month period as compared to the same period in 2000, is a direct result of the overall growth in the loan portfolio from $1,498,622 at September 30, 2000 to $24,976,962 at September 30, 2001. Operating results for the nine-month periods are not comparable due to the fact that the Bank did not commence operations until May 12, 2000. Operating results for subsequent periods in 2001 and for the year ending December 31, 2001 are also projected to reflect losses as loan and deposit levels have not yet reached a level at which they would produce net interest income sufficient to cover non-interest expenses.

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

         Interest income from loans and investments for the three-month period ended September 30, 2001 was $520,511, compared to $237,146 for the same period in 2000. Interest income for the nine-month period ended September 30, 2001 was $1,345,353, compared to $465,922 for the same period in 2000. The 119.5% and 188.8% increases for the three and nine-month periods is directly related to the increase in average interest earning assets from $9,985,695 for the nine-months ended September 30, 2000 to $27,820,384 for the nine-months ended September 30, 2001. The yields on these assets were 6.22% for the nine-months ended September 30, 2000 and 6.45% for the nine-months ended September 30, 2001.

         Growth in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in an increase in average yields on interest-earning assets. This would occur because the yields on loans are normally 3% to 4% higher than yields on investment securities. However, the shift in interest-earning assets was partially offset by a reduction in loan and investment yields as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 6.50% at December 31, 2000 to 3.00% at September 30, 2001. At September 30, 2001, the weighted average yield on the loan portfolio, excluding loans held for sale, was 7.57%; the weighted average yield on federal funds sold and other overnight investments was 3.17%. At December 31, 2000, the weighted average yield on the loan portfolio was 9.75%; the weighted average yield on federal funds sold and other overnight investments was 6.28%.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions, and seeks to be competitive within the market. The Company has chosen to selectively compete for jumbo certificates of deposits. This Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. During the three-months ended September 30, 2001, the Company obtained approximately $2.7 million in new funds from the listing of certificate of deposit rates on an Internet based listing service. These certificates of deposit were issued with an average yield of 4.40% and a term of 1 year. In addition, the Company embarked on a money market campaign, which offered a competitive rate structure as an inducement to attract deposits. The impact of these programs was to increase the Company's weighted average cost of interest-bearing deposits to 3.74% and weighted average cost of total deposits to 3.30% at September 30, 2001, as compared to weighted average cost of interest-bearing deposits of 3.39% and weighted average cost of total deposits of 2.94% at June 30, 2001. As of December 31, 2000, the weighted average cost of interest-bearing deposits was 5.62% and weighted average cost of total deposits was 4.68%. It is anticipated that both the volume of deposits and the interest expense will continue to increase during the next twelve-month period based upon increased marketing activities.

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


                      Nine Months Ended September 30, 2001

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                       -------         --------         ------
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   3,051,055    $    171,164            7.48%
    Real Estate - Construction                                            506,117          27,042            7.12
    Commercial                                                          9,820,505         638,332            8.67
    Consumer                                                            1,280,338          75,611            7.87
    Loans held for sale                                                   540,845          36,815            9.08
                                                                     ------------     -----------
         Total Loans                                                   15,198,860         948,964            8.33
Investment Securities                                                     275,940           8,100            3.91
Federal funds sold and other overnight investments                     12,345,584         388,289            4.19
                                                                     ------------     -----------
         Total Earning Assets                                          27,820,384       1,345,353            6.45%
                                                                                      -----------
Less: Allowance for credit losses                                        (173,872)
Cash and due from banks                                                   661,273
Premises and equipment, net                                               906,343
Accrued interest receivable and other assets                              128,874
                                                                     ------------
         Total Assets                                               $  29,343,002
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  12,495,859         350,838            3.74%
Regular savings deposits                                                2,308,171          40,115            2.32
Time deposits                                                           2,574,797         100,429            5.20
                                                                     ------------     -----------
         Total interest-bearing liabilities                            17,378,827         491,382            3.77%
                                                                                      -----------     -----------
         Net interest income and spread                                              $    853,971            2.68%
                                                                                      ===========     ===========
Non-interest-bearing demand deposits                                    2,359,090
Accrued expenses and other liabilities                                    138,681
Stockholders' equity                                                    9,466,404
                                                                     ------------
         Total Liabilities and Stockholders' Equity                 $  29,343,002
                                                                     ============

Interest and fee income/earning assets                                       6.45 %
Interest expense/earning assets                                              2.36
                                                                     ------------
Net interest margin                                                          4.09 %
                                                                     ============

                       Six Months Ended September 30, 2000

                                                                       Average                          Yield/
                                                                       Balance          Interest         Rate
                                                                       -------          --------         ----
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $      17,196     $     1,299           10.07%
    Real Estate - Construction                                            -                -               -
    Commercial                                                             75,462           5,741           10.14
    Consumer                                                               49,682           3,573            9.59
    Loans held for sale                                                   -                -               -
                                                                     ------------      ----------
         Total Loans                                                      142,340          10,613            9.94
Investment Securities                                                   1,306,174          49,351            5.04
Federal funds sold and other overnight investments                      8,537,181         405,958            6.34
                                                                     ------------      ----------
         Total Earning Assets                                           9,985,695         465,922            6.22%
                                                                                       ----------
Less: Allowance for credit losses                                             (84)
Cash and due from banks                                                   240,902
Premises and equipment, net                                               413,673
Accrued interest receivable and other assets                               22,573
                                                                     ------------
         Total Assets                                               $  10,662,759
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $   1,482,199          52,925            4.76%
Regular savings deposits                                                   15,613             282            2.41
Time deposits                                                             303,229          13,730            6.04
                                                                     ------------      ----------
         Total interest-bearing liabilities                             1,801,041          66,937            4.96%
                                                                                       ----------     -----------
         Net interest income and spread                                               $   398,985            1.26%
                                                                                       ==========     ===========
Non-interest-bearing demand deposits                                      314,841
Accrued expenses and other liabilities                                    127,542
Stockholders' equity                                                    8,419,335
                                                                     ------------
         Total Liabilities and Stockholders' Equity                 $  10,662,759
                                                                     ============

Interest and fee income/earning assets                                       6.22 %
Interest expense/earning assets                                               .89
                                                                     ------------
Net interest margin                                                          5.33 %
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

         Based upon management's analysis of the loan portfolio as of September 30, 2001, management allocated an amount of $303,000 to the allowance for credit losses. This allocation is an estimate based on current information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors, which may arise.

         As of September 30, 2001, the Company does not have any non-performing loans, and has not charged off any loans since the Bank opened.

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, mortgage origination fees, deposit account service charges, and cash management fees. For the three-month and nine-month periods ended September 30, 2001, the Company realized non-interest income in the amount of $79,635 and $184,659, respectively. Gain on the sale of mortgage loans is the most significant element of non-interest income, comprising 77.7% and 75.6% of the total for the three-month and nine month periods ended September 30, 2001, respectively. Mortgage origination fees totaled $5,000 for the nine-month period ended September 30, 2001. There were no mortgage origination fees earned during the three-month period ended September 30, 2001. The Bank began originating mortgages for sale to investors in February 2001. The declining interest rate environment of 2001, combined with a strong housing market created an exceptional market for mortgage products. An increase in interest rates or a slow down in the housing market could negatively impact the Bank's ability to maintain the same level of income associated with mortgage production.

Non-Interest Expense

         Non-interest expense for the three-month and nine-month periods ended September 30, 2001, totaled $699,287 and $2,004,699, respectively. This compares to non-interest expense for the three-month and nine-month periods ended September 30, 2000, totaling $637,459 and $1,462,480, respectively. The increase of $542,219 for the nine-month period resulted from an increase in salaries and benefits of $269,938 related to increasing staff levels upon opening the Bank, increased occupancy, furniture and equipment costs of $64,933 resulting from the opening and operation of two branch offices, increased outside services (primarily loan underwriting, and data and item processing) of $130,522 primarily related to the development and servicing of the Bank's customer base, and increases in other expenses of $76,826 related to the increased size and complexity of the Bank's operations.

         Non-interest expense for the three-month period ended September 30, 2001 increased by $61,828 as compared to the same period for the prior year. The increase of 9.7% is significantly less than the 87.1% increase in net interest income for the comparable periods, and the 90.6% increase in total assets from September 30, 2000 to September 30, 2001. Management believes that further growth in the Company's customer base can be accommodated without significant increases in these costs.

Liquidity And Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of September 30, 2001, the Company had $272,638 in cash and due from banks, and $11,472,909 in federal funds sold and other overnight investments. Growth in the Company's loan portfolio, without corresponding growth in deposits would reduce liquidity, as would reductions in the level of customer deposits.

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

 The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2001, which are expected to mature or reprice in each of the time periods shown:

                                                                            Maturity or repricing within
                                                    Percent
                                                      of          0 to 3         4 to 12         1 to 5      Over 5
                                        Amount       Total         Months         Months          Years       Years
                                        ------       -----         ------         ------          -----       -----
  Interest-earning assets
        Federal funds sold and
           other overnight
           investments              $  11,472,909     31.88%   $  11,472,909   $    -        $      -     $     -
        Loans - Variable rate          13,211,397     36.71       13,211,397        -               -           -
        Loans - Fixed rate             11,030,499     30.65          352,424     1,558,161     8,378,675       741,239
        Other earning assets              275,940       .76           -             -               -          275,940
                                       ----------   -------       ----------    -----------    ---------    ----------
         Total interest-earning
            assets                  $  35,990,745    100.00%   $  25,036,730   $  1,558,161  $ 8,378,675  $  1,017,179
                                       ==========   =======       ==========    ===========    =========    ==========

  Interest-bearing liabilities
     Deposits - Variable rate       $  19,115,362     75.20%   $   3,317,050   $ 15,798,312  $      -     $     -
     Deposits - Fixed rate              6,304,511     24.80          353,032      5,112,419      839,060        -
                                       ----------   -------       ----------    -----------    ---------    ----------
        Total interest-bearing
           liabilities              $  25,419,873    100.00%   $   3,670,082   $ 20,910,731  $   839,060  $     -
                                       ==========   =======       ==========    ===========    =========    ==========

  Periodic repricing differences
     Periodic gap                                              $  21,366,648   $(19,352,570) $ 7,539,615  $  1,017,179
                                                                  ==========   ============   ==========   ===========
     Cumulative gap                                            $  21,366,648   $  2,014,078  $ 9,553,693  $ 10,570,872
                                                                  ==========   ============   ==========   ===========

  Ratio of rate sensitive assets
      to rate sensitive
      liabilities                                                     682.18%          7.42%      998.58%          N/A

         As indicated by the table, the Company has a high concentration of its interest-earning assets, and interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $10,570,872 is concentrated in the categories of items maturing or repricing within three months, and items maturing or repricing in 1 to 5 years, this is offset by a large concentration of interest-bearing liabilities items maturing or repricing in 4 to 12 months. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Management will constantly monitor and manage the structure of the Company's balance sheet, control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities could include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate loans will best facilitate the goal of minimizing interest rate risk through the origination of variable rate and short term fixed rate products. However, management will opportunistically enter into fixed rate loans and/or investments when, in management's judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposits difficult.

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

Capital Resources

         Stockholders' equity at September 30, 2001 was $9,018,962. The Company has declared no cash dividends since its inception.

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

           None.

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


                                Bay National Corporation


Date: November 9, 2001          By: /s/ Hugh W. Mohler
                                    --------------------------------------------
                                    Hugh W. Mohler, President
                                    (Principal Executive Officer)


Date: November 9, 2001          By: /s/ Mark A. Semanie
                                    --------------------------------------------
                                    Mark A. Semanie, Treasurer
                                    (Principal Accounting and Financial Officer)