Form 10KSB40
period 2001-12-31
BAY NATIONAL CORP
filed 2002-04-01
CIK 1089787

[BAY NATIONAL CORPORATION LOGO]

                                   FORM 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 2001

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

                2328 West Joppa Road, Lutherville, Maryland 21093
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 410-494-2580
                     ---------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x] The issuer's revenues for its most recent fiscal year were $2,152,766.

      The aggregate market value of the common equity held by non-affiliates was $8,694,140 as of March 26, 2002, based on a sales price of $7.00 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold at in over the counter trading on March 12, 2002.

      The number of shares outstanding of the issuer's Common Stock was 1,242,020 as of March 26, 2002.

      Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

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

      Bay National Bank's offices are not organized in the traditional retail branch structure, which is transaction and "bank teller" oriented. Instead, Bay National Bank has adopted a "sit-down" model where customers are greeted by a personal banker and taken to a private desk. We believe that this approach makes service more individualized and enhances the banker's understanding of the customer's needs. Furthermore, Bay National Bank's branch locations do not focus on capturing every customer within the surrounding area. Instead, they are strategically located in areas convenient to Bay National Bank's target customer base.

Market Area and Facilities

      Bay National Bank's headquarters and Baltimore branch office are located at 2328 West Joppa Road, Lutherville, Maryland 21093. Bay National Bank serves the Baltimore metropolitan area from that location, with its primary service area being Towson, Lutherville-Timonium, Cockeysville, Hunt Valley, Ruxton and Roland Park. Bay National Bank`s Salisbury, Maryland branch office is located at 109 Poplar Hill Avenue, Salisbury, Maryland 21801, from which it serves Maryland's Eastern Shore.

Products and Services

      Loan Portfolio.
      ---------------

      Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are Bay National Bank's primary loan products, accounting for approximately 70% of the loan portfolio as of December 31, 2001.

      Generally, Bay National Bank is subject to a lending limit to any one borrower of 15% of Bay National Bank's unimpaired capital and surplus. However, management is able to originate loans and to participate with other lenders in loans that exceed Bay National Bank's lending limits.

      The following is a description of the types of loans Bay National Bank has targeted in building its loan portfolio:

      o Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing. Asset-based lending, accounts receivable financing and lease financing are also available. As of December 31, 2001, these loans represented approximately 65% of Bay National Bank's loan portfolio. Bay National Bank is targeting small and mid-sized businesses in its market area with credit needs in the range of up to $5,000,000.

      o Real estate loans, including land development and construction loan financing, primarily for owner-occupied premises. As of December 31, 2001, these loans represented approximately 13% of Bay National Bank's loan portfolio.

      o Consumer loans including automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2001, these loans represented approximately 6% of Bay National Bank's loan portfolio. Bay National Bank's consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

      o Residential mortgage loans, including first and second mortgage loans and home equity loans secured by single-family owner-occupied residences. As of December 31, 2001, these loans represented approximately 16% of Bay National Bank's loan portfolio. Like its consumer loans,

            Bay National Bank's residential mortgage loans are targeted to business owners and their employees, business professionals and high net worth individuals.

            Bay National Bank's residential mortgage loans adhere to standards developed by FNMA/FHLMC. Management requires private mortgage insurance for loans in excess of 80% of a property's value. Bay National Bank sells most of its first and second mortgage loans in the secondary market. Therefore, management sells those loans that have a lower degree of risk, and a lower yield, relative to the other types of loans that Bay National Bank is expected to make. As of December 31, 2001, mortgage loans, all of which were held for sale totaled $682,000.

      Deposits.
      ---------

      Bay National Bank offers a wide range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.

      Other Banking and Financial Services.
      -------------------------------------

      Bay National Bank offers commercial customers cash management services such as sweep accounts, account reconciliation, lockbox services and wire transfers of funds. Additionally, Bay National Bank makes available telephone banking, ATM/debit cards, safe keeping boxes, after-hours deposit services, travelers checks, direct deposit of payroll and automatic drafts for various accounts. These services are provided either directly by Bay National Bank or through correspondent banking relationships. Bay National Bank does not have it's own network of ATM machines. In general, Bay National Bank waives fees on a predetermined number of ATM transactions per month, thereby allowing its customers to use any ATM machine.

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

      Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank. As of December 31, 2001, Bay National Bank had not entered in to any such fee arrangements. When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

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

      Many of Bay National Bank's competitors can finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and offer services, which Bay National Bank cannot offer or will not offer initially. Also, larger institutions have substantially higher lending limits than Bay National Bank. Some of Bay National Bank's competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

Employees

      As of March 26, 2002, Bay National Bank employed twenty-two individuals. Fifteen people operate from Bay National Bank's headquarters in North Baltimore and seven people from the Salisbury, Maryland branch. Bay National Corporation has no employees.

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

      Bay National Corporation.
      -------------------------

      Federal Bank Holding Company Regulation. Bay National Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision by the Federal Reserve Board. As a bank holding company, Bay National Corporation is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require by statute. The Federal Reserve Board may also examine Bay National Corporation and each of its subsidiaries.

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

      Bay National Bank.
      ------------------

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

      The GLBA authorizes expanded activities for national banks, but requires (with the exception of underwriting municipal revenue bonds and other state and local obligations) that any expanded activities be conducted in a new entity called a "financial subsidiary" that is a subsidiary of the bank rather than the bank itself. A financial subsidiary may engage in any activities in which a financial holding company or a financial holding company's non-bank subsidiaries can engage, except that a financial subsidiary may not underwrite most insurance, engage in real estate development or conduct merchant banking activities. A financial subsidiary may be established through acquisition or de novo.

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

      Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Bay National Bank is "well capitalized" as of December 31, 2001.

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

Factors Affecting Future Results

      Some of the information in this annual report includes "forward-looking statements." These statements use words such as "may," "will," "expect," "anticipate," "plan," "estimate" or similar words, and they discuss future expectations, projections of financial results or strategies that are subject to risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Bay National Corporation's actual results and the actual outcome of Bay National Corporation's expectations and strategies could be different from that described in this annual report because of these risks and uncertainties.

      Bay National Corporation has limited operating history upon which to evaluate future success, and Bay National Corporation does not expect to be profitable initially. Bay National Corporation and Bay National Bank commenced operations in May 2000, and their operating history is limited. Bay National Corporation's profitability depends on the results of operations of its principal asset, Bay National Bank. Management expects that Bay National Bank will incur operating losses during its initial years of operation and may not achieve profitability, if at all, for at least two to three years.

      In addition, management expects that additional capital may be required in the future to support growth of Bay National Bank. Any additional capital, if available at all, may be on terms which are not as favorable to the Company as that desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

      If Bay National Bank decides to open additional offices, that decision may further delay profitability because of the increased expenses of expansion and because the new offices may not enhance the results of operations as anticipated. Bay National Bank has no current plans to open additional offices.

      Bay National Corporation and Bay National Bank depend heavily on one key employee, Mr. Hugh W. Mohler, and business would suffer if something were to happen to Mr. Mohler. Mr. Mohler is the President and Chief Executive Officer of Bay National Bank. If he were to leave for any reason, Bay National Corporation's and Bay National Bank's business would suffer because he has banking experience and relationships with clients and potential clients that would not be easy to replace. In addition, because Bay National Bank's business is relationship driven, the loss of an employee who has primary contact with one or more of Bay National Bank's clients could cause Bay National Bank to lose those clients' business, possibly resulting in a decline in revenues.

      Bay National  Bank's lending  strategy  involves risks  resulting from the choice of loan portfolio. Bay National Bank's loan strategy emphasizes commercial business loans and commercial real estate loans. At December 31, 2001, such loans accounted for approximately 70% of the loan portfolio. Bay National Bank also offers construction loans, consumer loans and mortgage loans for owner-occupied residential properties, although most of the residential mortgage loans are sold in the secondary market. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

      Bay National Bank's lending limit may limit its growth and the growth of Bay National Corporation. Bay National Bank is limited in the amount it can loan to a single borrower by the amount of its capital.

Specifically, under current law, Bay National Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Furthermore, until Bay National Bank is profitable, Bay National Bank's capital will decrease which will result in a decrease to the lending limit. Bay National Bank's lending limit is significantly less than that of many of its competitors and may discourage potential borrowers who have credit needs in excess of Bay National Bank's lending limit from conducting business with Bay National Bank. Management is able to accommodate larger loans by selling participations in those loans to other financial institutions.

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

      Bay National Bank's ability to compete may suffer if it cannot take advantage of technology to provide banking services or if its customers fail to embrace that technology. Bay National Bank's business strategy relies less on customers' access to a large branch network and more on access to technology and personal relationships. Further, the market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking, telephone banking, debit cards and so-called "smart" cards. Bay National Bank's ability to compete successfully may depend on the extent to which Bay National Bank can take advantage of technological changes and the extent to which Bay National Bank's customers embrace technology to complete their banking transactions.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders of Bay National Corporation.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters


      As of March 26, 2002, the number of holders of record of Bay National Corporation's common stock was approximately 450. Bay National Corporation's common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BANI."

      Bay National Corporation completed an initial public offering of its common stock on April 30, 2000. Stock prices subsequent to the IPO are based upon limited trading on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                        2001                                     2000
                                  Bid Price Range                           Bid Price Range
      Quarter                  Low               High                  Low                  High
                            ----------------------------            ------------------------------
          1st               $   7.50            $   9.00            $    --              $    --
          2nd                   6.05                7.70                10.00                10.00
          3rd                   6.18                8.60                10.00                10.00
          4th                   7.00                7.33                 8.50                10.38

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

      This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Parent") and its national bank subsidiary, Bay National Bank ("Bank"), (collectively the "Company"), as of December 31, 2001 and 2000 and for the years then ended. Comparative discussion of the results of operations for the years ended December 31, 2001 and December 31, 2000 is limited by the fact that the Company had no operations other than organizational activity until May 2000. As such, comparisons may not provide accurate or meaningful information regarding the Company's results of operations during those periods.

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

      On May 12, 2000, the Parent became a bank holding company by purchasing all of the common stock issued by the Bank. The Bank opened its first office on May 12, 2000, and a second office on May 26, 2000. The Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

OVERVIEW

      On a consolidated basis, the Company recorded a net loss of $1,615,879 for the year ended December 31, 2001. This is a slight improvement over a net loss of $1,652,920 for the year ended December 31, 2000. Included in the loss for the year ended December 31, 2000 was $1,321,014 associated with Bank operations. The remainder of the loss was the result of organizational activities performed prior to the opening of the Bank.

      The losses for the years ended December 31, 2001 and 2000 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation.

      As of December 31, 2001, total assets of the Company were $47,025,826 as compared to total assets of $24,025,825 as of December 31, 2000. This represents growth of approximately $23 million since December 31, 2000. The growth in assets was a direct result of growth in deposits. Deposits at December 31, 2001 were $38,139,127 as compared to deposits of $13,656,640 at December 31, 2000. Deposit growth was attributable to the marketing efforts of officers and directors of the Bank. Management has set the interest rates paid on deposits to be competitive in the market and has continued to increase marketing activities throughout the year. The Company has no brokered funds.

      As of December 31, 2001, loans including loans held for sale (net of a $447,000 allowance for credit losses) totaled $35,415,055. This represents an increase of $29,836,734 or 535% from December 31, 2000. The composition of the loan portfolio as of December 31, 2001 was approximately $23.5 million of commercial loans, $2.1 million of consumer loans, and $10.3 million of real estate loans excluding $682,000 of mortgage loans held for sale. The composition of the loan portfolio as of December 31, 2000 was approximately $2.6 million of commercial loans, $738,000 of consumer loans, and $2.3 million of real estate loans. There were no mortgage loans held for sale as of December 31, 2000. Funds not extended in loans are held in cash and due from banks, federal funds sold and other overnight investments, and Federal Reserve Bank stock. At December 31, 2001, the Company had federal funds sold and other overnight investments, and investments in Federal Reserve Bank stock totaling $6,764,401 as compared to $16,863,218 as of December 31, 2000. Growth in the loan portfolio is a direct result of the marketing efforts of bank employees as well as members of the Board of Directors, and the Baltimore and Salisbury Advisory Boards. The mix of loans is consistent with the initial plans for the business.

      Total capital at December 31, 2001 was $8,602,152 as compared to $10,218,031 at December 31, 2000. The decrease in capital is a result of the losses incurred in 2001 and is consistent with the initial expectations of management. Management believes that this capital is adequate to support asset growth and losses in 2002 similar to those achieved in the year ended December 31, 2001. However, management expects that additional capital may be required in the future to support growth. Management and the Board of Directors regularly monitor capital levels, and will proactively evaluate various alternatives for raising capital in advance of the actual need. Any such capital raising alternatives, if available at all, may be on terms which are not as favorable to the Company as desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

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

      Interest income from loans and investments for the year ended December 31, 2001 was $1,881,987, compared to $782,590 for the same period in 2000. The 140.5% increase for the year 2001 is directly related to the 156.9% increase in average interest earning assets from $12,181,269 for the year ended December 31, 2000 to $31,295,125 for the year ended December 31, 2001. The increase in average earning assets was somewhat offset by a decline in average yields due to a declining interest rate environment. The yields on these assets declined from 6.42% for the year ended December 31, 2000 to 6.01% for the year ended December 31, 2001.

      Growth in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in an increase in average yields on interest-earning assets. This would occur because the yields on loans are normally higher than yields on investment securities. However, the significant loan growth in 2001 was partially offset by a reduction in investment yields as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 6.50% at December 31, 2000 to 1.75% at December 31, 2001.

For the year ended December 31, 2001, the average yield on the loan portfolio actually increased to 7.38% from 7.20% for the year ended December 31, 2000. The increase in average yield was the result of maintaining pricing discipline throughout 2001, as well as increasing the percentage of fixed rate loans in the loan portfolio. The average yield on the investment portfolio was 3.79% for the year ended December 31, 2001 as compared to 6.35% for the year ended December 31, 2000.

      As of December 31, 2001, the weighted average gross yield on the loans outstanding, excluding loans held for sale, was 6.68%; the weighted average yield on federal funds sold and other overnight investments held on December 31, 2001 was 1.69%. As of December 31, 2000, the weighted average gross yield on the loans outstanding was 9.75%; the weighted average yield on federal funds sold and other overnight investments held on December 31, 2000 was 6.28%.

      The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions, and seeks to be competitive within the market. The Company has chosen to selectively compete for jumbo certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. During the year ended December 31, 2001, the Company obtained approximately $4.7 million in new funds from the listing of certificate of deposit rates on an Internet based listing service. These certificates of deposit were issued with an average yield of 3.97% and an average term of 16 months. The average rate on interest bearing deposits was 3.70% for the year ended December 31, 2001, as compared to 5.25% for the year ended December 31, 2000. As of December 31, 2001, the Company's weighted average cost of interest-bearing deposits was 3.38% and weighted average cost of total deposits was 2.84%, as compared to weighted average cost of interest-bearing deposits of 5.62% and weighted average cost of total deposits was 4.68% as of December 31, 2000. It is anticipated that both the volume of deposits and the interest expense will continue to increase during the next twelve-month period based upon increased marketing activities.

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

                                                Year Ended December 31, 2001

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                       -------         --------          ----
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   3,570,447    $    240,646            6.74%
    Real Estate - Construction                                            618,755          40,392            6.53
    Commercial                                                         13,182,861         984,383            7.47
    Consumer                                                            1,394,337         106,320            7.63
    Loans held for sale                                                   628,646          59,289            9.43
                                                                     ------------     -----------
         Total Loans                                                   19,395,046       1,431,030            7.38
Investment Securities                                                     275,940          16,200            5.87
Federal funds sold and other overnight investments                     11,624,139         434,757            3.74
                                                                     ------------     -----------
         Total Earning Assets                                          31,295,125       1,881,987            6.01%
                                                                                      -----------
Less: Allowance for credit losses                                        (234,580)
Cash and due from banks                                                   769,649
Premises and equipment, net                                               889,748
Accrued interest receivable and other assets                              115,669
                                                                     ------------
         Total Assets                                               $  32,835,611
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  14,119,718         519,783            3.68%
Regular savings deposits                                                2,435,613          52,000            2.13
Time deposits                                                           3,993,259         188,155            4.71
                                                                     ------------     -----------
         Total interest-bearing liabilities                            20,548,590         759,938            3.70%
                                                                                      -----------     -----------
         Net interest income and spread                                              $  1,122,049            2.31%
                                                                                      ===========     ===========
Non-interest-bearing demand deposits                                    2,710,623
Accrued expenses and other liabilities                                    141,699
Stockholders' equity                                                    9,434,699
                                                                     ------------
         Total Liabilities and Stockholders' Equity                 $  32,835,611
                                                                     ============

Interest and fee income/earning assets                                       6.01 %
Interest expense/earning assets                                              2.43
                                                                     ------------
Net interest margin                                                          3.58 %
                                                                     ============

Return on Average Assets                                                    (4.92)%
                                                                     ============
Return on Average Equity                                                   (17.13)%
                                                                     ============
Average Equity to Average Assets                                            28.73 %
                                                                     ============

                                                Year Ended December 31, 2000

                                                                       Average                          Yield/
                                                                       Balance          Interest         Rate
                                                                       -------          --------         ----
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $     410,181     $    27,875            6.80%
    Real Estate - Construction                                              3,070             209            6.81
    Commercial                                                            441,235          33,498            7.59
    Consumer                                                              162,235          11,536            7.11
                                                                     ------------      ----------
         Total Loans                                                    1,016,721          73,118            7.19
Investment Securities                                                   1,292,289          79,600            6.16
Federal funds sold and other overnight investments                      9,872,259         629,872            6.38
                                                                     ------------      ----------
         Total Earning Assets                                          12,181,269         782,590            6.42%
                                                                     ------------      ----------
Less: Allowance for credit losses                                          (9,583)
Cash and due from banks                                                   240,876
Premises and equipment, net                                               547,483
Accrued interest receivable and other assets                               25,834
                                                                     ------------
         Total Assets                                               $  12,985,879
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $   3,310,811         170,684            5.16%
Regular savings deposits                                                   39,094             879            2.25
Time deposits                                                             518,329          31,457            6.07
                                                                     ------------      ----------
         Total interest-bearing liabilities                             3,868,234         203,020            5.25%
                                                                                       ----------     -----------
         Net interest income and spread                                               $   579,570            1.17%
                                                                                       ==========     ===========
Non-interest-bearing demand deposits                                      531,623
Accrued expenses and other liabilities                                    175,041
Stockholders' equity                                                    8,410,981
                                                                     ------------
         Total Liabilities and Stockholders' Equity                 $  12,985,879
                                                                     ============

Interest income/earning assets                                               6.42 %
Interest expense/earning assets                                              1.67
                                                                     ------------
Net interest margin                                                          4.75 %
                                                                     ============

Return on Average Assets                                                   (12.73)%
                                                                     ============
Return on Average Equity                                                   (19.65)%
                                                                     ============
Average Equity to Average Assets                                            64.77 %
                                                                     ============

RATE/VOLUME ANALYSIS

      A rate/volume analysis, which demonstrates changes in taxable-equivalent interest income and expense for significant assets and liabilities, appears below. The calculation of rate, volume and rate/volume variances is based on a procedure established for banks by the Securities and Exchange Commission. Rate, volume and rate/volume variances presented for each component may not total to the variances presented on totals of interest income and interest expense because of shifts from year to year in the relative mix of interest-earning assets and interest-bearing liabilities.

                                                                Year ended December 31,
                                         ----------------------------------------------------------------------
                                                                     2001 vs. 2000
                                                                  Due to variances in
                                            Total              Rates             Volumes          Rate/ Volume
                                         ----------------------------------------------------------------------
Interest earned on:
Loans:
    Real Estate - Home Equity Line of
    Credit                              $     212,771     $         (229)   $        214,765     $      (1,765)
    Real Estate - Construction                 40,183                 (9)             41,915            (1,723)
    Commercial                                950,885               (550)            967,328           (15,893)
    Consumer                                   94,784                835              87,611             6,338
    Loans held for sale                        59,289            -                  -                   59,289
Investment Securities                         (63,400)            (3,732)            (62,603)            2,935
Federal funds sold and other
overnight investments                        (195,115)          (260,638)            111,774           (46,251)
                                         ------------      -------------     ---------------      ------------
         Total interest income              1,099,397           (264,323)          1,360,790             2,930

Interest paid on:
Interest-bearing demand deposits              349,099            (48,804)            557,237          (159,334)
Regular savings deposits                       51,121                (44)             53,884            (2,719)
Time deposits                                 156,698             (7,034)            210,891           (47,159)
                                         ------------      -------------     ---------------      ------------
         Total interest expense               556,918            (55,882)            822,012          (209,212)
                                         ------------      -------------     ---------------      ------------

Net interest earned                     $     542,479     $     (208,441)   $        538,778     $     212,142
                                         ============      =============     ===============      ============


COMPOSITION OF LOAN PORTFOLIO

      As previously discussed, the yields on loans are normally higher than yields on investment securities. At December 31, 2001 and 2000, the weighted average yields on the loan portfolio were 4.99% and 3.47% higher than the weighted average yields on federal funds sold and the investment portfolio. This difference in yields makes it important for the Company to continue to increase the overall level of loans, as well as maintain a relatively high percentage of loans to total earning assets. Accomplishing this goal will ultimately result in increases in net interest margin. As of December 31, 2001 and 2000, loans represented 82.81% and 25.09% of total earning assets, respectively.

      The following table sets forth the composition of the principal balances of Company's loan portfolio as of December 31, 2001 and 2000, respectively.

                                                               2001                               2000
                                                               ----                               ----
      Real Estate - Home Equity Line of Credit   $    5,641,198        15.73%     $     2,230,613         39.49%
      Real Estate - Construction                      2,230,067         6.22              36,2500           .64
      Real Estate - Mortgage                          2,448,595         6.83                 -              -
      Commercial                                     23,488,566        65.50            2,642,972         46.79
      Consumer                                        2,053,629         5.72              738,486         13.08
                                                  --------------------------       ----------------------------
               Total loans                       $   35,862,055       100.00%     $     5,648,321        100.00%
                                                  ==========================       ============================

      The following table sets forth the maturity distribution for the Company's loan portfolio at December 31, 2001. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

                                                   Within one     One to three         Three to      Over five
                                                      year            years           five years       years
                                                      ----            -----           ----------       -----
      Real Estate - Home Equity Line of Credit   $    5,641,198  $      -         $      -         $     -
      Real Estate - Construction                      2,230,067         -                -               -
      Real Estate - Mortgage                          1,370,864         -               1,077,731        -
      Commercial                                     11,379,022       1,925,290         8,873,741      1,310,513
      Consumer                                        1,541,028         242,514           270,087        -
                                                  -------------   -------------    --------------   ------------
               Total                             $   22,162,179  $    2,167,804   $    10,221,559  $   1,310,513
                                                  =============   =============    ==============   ============

      Fixed interest rate                        $    1,953,532  $    2,167,804   $    10,221,559  $   1,310,513
      Variable interest rate                         20,208,647         -                 -              -
                                                  -------------   -------------    --------------   ------------
               Total                             $   22,162,179  $    2,167,804   $    10,221,559  $   1,310,513
                                                  =============   =============    ==============   ============


      The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

      The Company's loan portfolio composition as of December 31, 2001 reflects a 56.35% concentration in variable rate loans. Fixed rate loans total $15,653,408 or 43.65% of the Company's loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall, the interest earned would decline. See "- Liquidity and Interest Rate Sensitivity."

      The officers and directors of the Company have loans due to the Bank of $2,670,548 at December 31, 2001. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

CREDIT RISK MANAGEMENT

      The provision for credit losses represents an expense to fund the allowance for credit losses. This allowance is established to absorb credit losses in the current loan portfolio. The amount of the allowance is determined by management based on many factors including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes of the Company.

      Management uses a loan grading system where all loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for potential losses. Management also judgmentally establishes an additional unallocated reserve based upon the belief that the loan portfolio is not yet large and diversified enough to fully validate the assumptions used in the loan grading system.

      Based upon management's analysis of the loan portfolio as of December 31, 2001, management allocated $447,000 to the provision for credit losses as compared to $70,000 at December 31, 2000. The amount equates to 1.25% of outstanding loans, net of loans held for sale as of December 31, 2001, as compared to 1.24% at December 31, 2000. This allocation is an estimate based on limited historical information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors which may arise.

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

      The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above, along with the percentage of total loans in each category as of December 31, 2001. An allocation of the allowance for credit losses as of December 31, 2000 is not presented because such presentation was not considered meaningful.

                                                                             Amount              Loan Mix
       Real Estate - Home Equity Line of Credit                        $         30,987               15.73  %
       Real Estate - Construction                                                23,551                6.22
       Real Estate - Mortgage                                                    27,069                6.83
       Commercial                                                               244,308               65.50
       Consumer                                                                   8,811                5.72
       Unallocated                                                              112,274             -
                                                                          -------------        ------------
                Total Allowance                                        $        447,000              100.00  %
                                                                          =============        ============

      As of December 31, 2001, the Company has not charged off any loans. This is not unusual given that the Company opened for business in May 2000.

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

      Management performs reviews of all delinquent loans. Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on non-accrual loans only when received. As of December 31, 2001, the Company did not have any non-performing loans.

      Any property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for loan losses. Upon foreclosure, the Company generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2001, and December 31, 2000 the Company held no real estate acquired as a result of foreclosure.

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

      The Company had no impaired loans as of December 31, 2001, or December 31, 2000.

LIQUIDITY AND INTEREST RATE SENSITIVITY

      The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of December 31, 2001, the Company had $3,065,479 in cash and due from banks, and $6,488,461 in federal funds sold and other overnight investments. As of December 31, 2000, the Company had $561,237 in cash and due from banks, and $16,587,278 in federal funds sold and other overnight investments. The decrease in the overall level of liquid assets is the result of a shifting of the asset mix to the loan portfolio during the year ended December 31, 2001. Growth in the Company's loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

      The primary objective of asset/liability management is to ensure the steady growth of the Company's primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To minimize the risk associated with these rate swings, management works to structure the Company's balance sheet so that the ability exists to adjust pricing on interest-earning assets and interest-bearing liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitutes interest rate sensitivity.

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

      The following table sets forth the amount of the Company 's interest-earning assets and interest-bearing liabilities as of December 31, 2001, which are expected to mature or reprice in each of the time periods shown:

                                                                            Maturity or repricing within
                                                  Percent
                                                    of        0 to 3         4 to 12         1 to 5      Over 5
                                      Amount       Total      Months          Months          Years       Years
                                      ------       -----      ------          ------          -----       -----
Interest-earning assets
      Federal funds sold and
         other overnight
         investments               $ 6,488,461     14.98%   $ 6,488,461    $        --    $        --   $        --
      Loans held for sale              682,000      1.58        682,000             --             --            --
      Loans - Variable rate         20,208,647     46.66     20,208,647             --             --            --
      Loans - Fixed rate            15,653,408     36.14        386,493      1,567,039     12,389,363     1,310,513
      Other earning assets             275,940       .64             --             --             --       275,940
                                   -----------    ------    -----------    -----------    -----------   -----------
       Total interest-earning
          assets                   $43,308,456    100.00%   $27,765,601    $ 1,567,039    $12,389,363   $ 1,586,453
                                   ===========    ======    ===========    ===========    ===========   ===========

Interest-bearing liabilities
   Deposits - Variable rate        $22,232,487     69.23%   $22,232,487    $        --    $        --   $        --
   Deposits - Fixed rate             9,881,016     30.77      1,021,589      6,587,386      2,272,041            --
                                   -----------    ------    -----------    -----------    -----------   -----------
      Total interest-bearing
         liabilities               $32,113,503    100.00%   $23,254,076    $ 6,587,386    $ 2,272,041   $        --
                                   ===========    ======    ===========    ===========    ===========   ===========

Periodic repricing differences
   Periodic gap                                             $ 4,511,525    $(5,020,347)   $10,117,322   $ 1,586,453
                                                            ===========    ===========    ===========   ===========
   Cumulative gap                                           $ 4,511,525    $  (508,822)   $ 9,608,500   $11,194,953
                                                            ===========    ===========    ===========   ===========

Ratio of rate  sensitive  assets
    to rate sensitive
    liabilities                                                  119.40%         23.79%        545.30%          N/A

      As indicated by the table, the Company has 61.64% of its interest-earning assets, and 69.23% of its interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $10,117,322 in the category of items maturing or repricing within 1 to 5 years comprises the majority of the overall gap. This gap is generally reflective of the current market demand for fixed rate loans, and variable rate or short term fixed rate deposits. This analysis indicates that the Company generally will benefit from decreasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

INVESTMENT PORTFOLIO

      The Company has chosen to invest its available funds primarily in federal funds sold and other overnight investments. As a result, investment securities consist only of $275,940 of Federal Reserve Bank stock. Management has made the decision to maintain its available funds in highly liquid assets because it desires to ensure that funds are readily available to fund the growth of the loan portfolio, and because the yields available on other longer-term securities are not substantially better that those currently being earned on short-term investments. Management believes that this strategy will allow initial growth in the loan portfolio without the use of borrowed funds, or more aggressive pricing of deposit products.

SOURCES OF FUNDS

      Deposits and initial capital are the only current source of funds utilized by the Company for lending and investment activities, and other general business purposes.

      The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. As of December 31, 2001, the Company had not used brokers to obtain deposits.

      The following table sets forth the composition of the Company's deposits as of December 31, 2001 and December 31, 2000:

                                                              2001                               2000
                                                              ----                               ----
      Demand Deposits                            $    6,678,275        17.51%     $     2,515,089         18.42%
      Savings                                         2,728,594         7.15              401,795          2.94
      Money Market and sweep                         18,851,242        49.43            9,449,466         69.19
      Certificates of deposit                         9,881,016        25.91            1,290,290          9.45
                                                  -------------    ----------      --------------    -----------
               Total deposits                    $   38,139,127       100.00%     $    13,656,640        100.00%
                                                  =============    ==========      ==============    ===========

      The following table sets forth the maturity distribution for the Company's deposits at December 31, 2001. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

                                      Within one      One to three          Three to        Over five
                                         year             years            five years         years
                                         ----             -----            ----------         -----
      Demand deposits                $ 6,678,275        $      --          $      --          $  --
      Savings                          2,728,594               --                 --             --
      Money Market and sweep          18,851,242               --                 --             --
      Certificates of deposit          7,608,975          1,404,303            867,738           --
                                     -----------        -----------        -----------        -------
               Total                 $35,867,086        $ 1,404,303        $   867,738        $  --
                                     ===========        ===========        ===========        =======

      Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31, 2001 are as follows:

                                                       2001
                                                       ----
      Three months or less                         $  643,254
      Over three months through six months          1,343,447
      Over six months through twelve months         1,138,179
      Over twelve months                              901,499
                                                   ----------
           Total                                   $4,026,379
                                                   ==========

      Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than the remainder of the Company's deposits. Management will selectively pursue such deposits in order to mitigate interest rate risk on fixed rate loans. Aggressively pricing certificates of deposit and advertising the rates in the newspaper or on the Internet has facilitated the acquisition of these deposits.

NON-INTEREST INCOME

      Non-interest income consists primarily of gains on the sale of mortgage loans, mortgage origination fees, deposit account service charges, and cash management fees. For the year ended December 31, 2001, the Company realized non-interest income in the amount of $270,779 as compared to $14,832 for the year ended December 31, 2000. Gain on the sale of mortgage loans of $204,598 is the most significant element of non-interest income, comprising 75.6% of the total. Cash management fees totaled $24,285 and mortgage origination fees totaled $8,070 for the year ended December 31, 2001. Cash management fees and mortgage origination fees are included in other income. Cash management fees totaled $7,214 for the year ended December 31, 2000. There were no gains on the sale of mortgage loans or mortgage origination fees earned during the year ended December 31, 2000 because the Bank began originating mortgages for sale to investors in February 2001. The declining interest rate environment of 2001, combined with a strong housing market created an exceptional market for mortgage products. An increase in interest rates or a slow down in the housing market could negatively impact the Bank's ability to maintain the same level of income associated with mortgage loan production.

      Service charges on deposit accounts totaled $26,630 for the year ended December 31, 2001 as compared to $3,017 for the year ended December 31, 2000. This increase as well as the increase in other income from $11,815 to $39,551, a 235% increase, can be directly attributed to the growth in the Company's loan and deposit portfolios, and the addition of the mortgage origination capabilities.

      The Company will continue to seek ways to expand its sources of non-interest income. The Company is currently expanding its ability to offer cash management services to commercial customers in order to generate additional deposits or increase cash management fee income. In the future, the Company may also enter into fee arrangements with strategic partners that offer mutual fund investment products, investment advisory services, and insurance products. No assurance can be given that such fee arrangements will be obtained or maintained.

NON-INTEREST EXPENSE

      Non-interest expense for the year ended December 31, 2001, totaled $2,631,707. This compares to non-interest expense for the year ended December 31, 2000 of $2,177,322. The increase of $454,385 for the period resulted from an increase in salaries and benefits of $282,282 related to increasing staff levels upon opening the Bank, increased occupancy, furniture and equipment costs of $23,805 resulting from the opening and operation of two branch offices, increased outside services (primarily data and item processing) of $107,539 primarily related to the development and servicing of the Bank's customer base, and increases in other expenses of $40,759 related to the increased size and complexity of the Bank's operations.

      Non-interest expense for the three-month period ended December 31, 2001 decreased by $47,512 as compared to the same period for the prior year. The decrease of 6.6% is significant in that it indicates that the Company has been able to significantly grow its loan and deposit portfolio without proportionally growing its cost structure. Management believes that further growth in the Company's customer base can be accommodated without significant increases in these costs.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had stockholders' equity at December 31, 2001 of $8,602,152 as compared to $10,218,031 at December 31, 2000. The decrease in capital is a result of the losses incurred in 2001 and is consistent with the initial expectations of management. The Company has declared no cash dividends since its inception.

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

      Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends, that exceed the Bank's net profits for the current year plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2001.

      Management believes that its capital is adequate to support asset growth and losses in 2002 similar to those achieved in the year ended December 31, 2001. However, management expects that additional capital may be required in future years to support growth. Management and the Board of Directors regularly monitor capital levels, and will proactively evaluate various alternatives for raising capital in advance of the actual need. Any such capital raising alternatives, if available at all, may be on terms which are not as favorable to the Company as those desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

      Cash and due from banks, and federal funds sold and other overnight investments provide the Company's liquidity. The levels of such assets are dependent upon the Company's operating, financing and investment activities at any given time. Variations in levels of cash and cash equivalents are mostly influenced by deposit flows and loan activity.

      The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2001, and 2000. For a discussion of these capital requirements, see "Item 1 Description of Business - Supervision and Regulation - Capital Adequacy Guidelines."

                                                          December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     To Be Well
                                                                                                                  Capitalized Under
                                                                                       For Capital                Prompt Corrective
                                                             Actual                  Adequacy Purpose             Action Provisions
                                                        Amount      Ratio           Amount        Ratio           Amount       Ratio
                                                        ------      -----           ------        -----           ------       -----
     Total Capital (to Risk Weighted Assets):         $6,417,511    15.26%        $3,365,357      8.00%        $4,205,446     10.00%
     Tier I Capital (to Risk Weighted Assets):         5,970,511    14.19%         1,683,019      4.00%         2,524,529      6.00%
     Tier I Capital (to Average Assets):               5,970,511    14.87%         1,204,542      3.00%         2,007,569      5.00%


                                                          December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     To Be Well
                                                                                                                 Capitalized Under
                                                                                        For Capital              Prompt Corrective
                                                              Actual                 Adequacy Purpose            Action Provisions
                                                         Amount     Ratio           Amount       Ratio           Amount       Ratio
                                                        ------      -----           ------        -----           ------       -----
    Total Capital (to Risk Weighted Assets):          $7,748,986    62.63%        $  989,832      8.00%        $1,237,290     10.00%
    Tier I Capital (to Risk Weighted Assets):          7,678,986    62.06%           494,916      4.00%           742,374      6.00%
    Tier I Capital (to Average Assets):                7,678,986    39.29%           371,187      3.00%           618,645      5.00%


IMPACT OF INFLATION AND CHANGING PRICES

      The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Item 7.  Financial Statements

         The following consolidated financial statements are filed with this report:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2001 and 2000

         Consolidated Statements of Operations - For the years ended December 31, 2001 and 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

         Consolidated Statements of Changes in Stockholders' Equity - For the years ended December 31, 2001 and 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

         Consolidated Statements of Cash Flows - For the year ended December 31, 2001 and 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bay National Corporation

           We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years ended December 31, 2001 and 2000 and for the period from June 3, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
January 31, 2002

                            BAY NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           December 31, 2001 and 2000

                                                                                      2001                 2000
                                                                                  ------------         ------------

           Cash and due from banks                                                $  3,065,479         $    561,237
           Federal funds sold and other overnight investments                        6,488,461           16,587,278
             Loans held for sale                                                       682,000                 --
           Federal Reserve Bank stock                                                  275,940              275,940
           Loans, net of unearned fees                                              35,862,055            5,648,321
               Less: Allowance for credit losses                                      (447,000)             (70,000)
                                                                                  ------------         ------------
                    Loans, net                                                      35,415,055            5,578,321
           Premises and equipment, net                                                 830,626              939,504
           Accrued interest receivable and other assets                                268,265               83,545
                                                                                  ------------         ------------

                    Total Assets                                                  $ 47,025,826         $ 24,025,825
                                                                                  ============         ============


      LIABILITIES

           Non-interest-bearing deposits                                          $  6,025,624         $  2,515,089
           Interest-bearing deposits                                                32,113,503           11,141,551
                                                                                  ------------         ------------
               Total deposits                                                       38,139,127           13,656,640

           Accrued expenses and other liabilities                                      284,547              151,154
                                                                                  ------------         ------------

                    Total Liabilities                                               38,423,674           13,807,794
                                                                                  ------------         ------------


      STOCKHOLDERS' EQUITY

           Common stock - $.01 par value, authorized:
               9,000,000 shares authorized, 1,242,020 issued and
               outstanding as of December 31, 2001 and 2000, respectively:              12,420               12,420
           Surplus                                                                  12,407,780           12,407,780
           Accumulated deficit                                                      (3,818,048)          (2,202,169)
                                                                                  ------------         ------------

                    Total stockholders' equity                                       8,602,152           10,218,031
                                                                                  ------------         ------------

                    Total Liabilities and Stockholders' Equity                    $ 47,025,826         $ 24,025,825
                                                                                  ============         ============

         See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
     For the years ended December 31, 2001 and 2000, and for the period from June 3, 1999 (date of inception) to December 31, 1999

                                                                            2001               2000                1999
                                                                        -----------         -----------         -----------
      INTEREST INCOME:
         Interest and fees on loans                                     $ 1,431,030         $    73,118         $      --
         Interest on federal funds sold and other overnight
              investments                                                   434,757             629,872                --
         Taxable interest and dividends on investment securities             16,200              79,600              14,996
                                                                        -----------         -----------         -----------
         Total interest income                                            1,881,987             782,590              14,996

      INTEREST EXPENSE ON DEPOSITS:                                         759,938             203,020                --
                                                                        -----------         -----------         -----------

      Net interest income                                                 1,122,049             579,570              14,996

      Provision for credit losses                                           377,000              70,000                --
                                                                        -----------         -----------         -----------

      Net interest income after provision for credit losses                 745,049             509,570              14,996
                                                                        -----------         -----------         -----------

      NON-INTEREST INCOME:
         Service charges on deposit accounts                                 26,630               3,017                --
         Gain on sale of mortgage loans                                     204,598                --
         Other income                                                        39,551              11,815                --
                                                                        -----------         -----------         -----------
           Total non-interest income                                        270,779              14,832                --
                                                                        -----------         -----------         -----------

      NON-INTEREST EXPENSE:
         Salaries and employee benefits                                   1,492,271           1,209,989             159,829
         Occupancy expenses                                                 191,848             210,237              27,599
         Furniture and equipment expenses                                   175,376             133,182                --
         Legal and professional fees                                        129,588             100,770             241,138
         Data processing and other outside services                         300,183             192,644                --
         Other expenses                                                     342,441             330,500             135,679
                                                                        -----------         -----------         -----------
           Total non-interest expenses                                    2,631,707           2,177,322             564,245
                                                                        -----------         -----------         -----------

      Loss before income taxes                                           (1,615,879)         (1,652,920)           (549,249)
      Income tax benefit                                                       --                  --                  --
                                                                        -----------         -----------         -----------
      Net Loss                                                          $(1,615,879)        $(1,652,920)        $  (549,249)
                                                                        ===========         ===========         ===========


      Per Share Data:
         Net Loss (Basic and Diluted)                                   $     (1.30)        $     (1.98)        $     (4.88)

         Average Shares Outstanding (Basic and Diluted)                   1,242,020             834,652             112,500


          See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               ----------------------------------------------------------

     For the years ended December 31, 2001 and 2000, and for the period from June 3, 1999 (date of inception) to December 31, 1999


                                             Common                                Accumulated
                                              Stock               Surplus             Deficit              Total
                                           ------------        ------------        ------------         ------------
      Balances at June 3, 1999             $       --          $       --          $       --           $       --

      Issuance of Common Stock                    1,125           1,123,875                --              1,125,000

      Net Loss                                     --                  --              (549,249)            (549,249)

                                           ------------        ------------        ------------         ------------
      Balances at December 31, 1999               1,125           1,123,875            (549,249)             575,751

      Issuance of Common Stock                   11,295          11,283,905                --             11,295,200

      Net Loss                                     --                  --            (1,652,920)          (1,652,920)

                                           ------------        ------------        ------------         ------------
      Balances at December 31, 2000              12,420          12,407,780          (2,202,169)          10,218,031

      Net Loss                                     --                  --            (1,615,879)          (1,615,879)

                                           ------------        ------------        ------------         ------------
      Balances at December 31, 2001        $     12,420        $ 12,407,780        $ (3,818,048)        $ (8,602,152)
                                           ============        ============        ============         ============

          See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

     For the years ended December 31, 2001 and 2000, and for the period from June 3, 1999 (date of inception) to December 31, 1999


                                                                        2001                2000                 1999
                                                                   ------------         ------------         ------------
Cash Flows From Operating Activities:
   Net loss                                                        $ (1,615,879)        $ (1,652,920)        $   (549,249)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                     179,736              102,031                2,768
       Amortization of investment (discounts) premiums, net
                                                                           --                (63,400)                --
       Provision for credit losses                                      377,000               70,000                 --
          Gain on sale of loans                                        (204,598)                --                   --
          Origination of loans held for sale                        (13,710,790)                --                   --
          Proceeds from sale of loans                                13,233,388                 --                   --
       Net increase in accrued interest
              receivable and other assets                              (184,720)             (33,886)             (49,659)
       Net (decrease) increase in accrued
                 expenses and other liabilities                         133,393             (109,479)             260,633
                                                                   ------------         ------------         ------------

            Net cash used by operating activities                    (1,792,470)          (1,687,654)            (335,507)
                                                                   ------------         ------------         ------------

Cash Flows From Investing Activities:
   Purchases of investment securities                                      --             (3,212,540)                --
   Maturities of investment securities                                     --              3,000,000                 --
   Net increase in loans                                            (30,213,734)          (5,648,321)                --
   Capital expenditures                                                 (70,858)          (1,018,767)             (25,536)
                                                                   ------------         ------------         ------------
            Net cash used by investing activities                   (30,284,592)          (6,879,628)             (25,536)
                                                                   ------------         ------------         ------------

Cash Flows From Financing Activities:
   Net increase in deposits                                          24,482,487           13,656,640                 --
   Issuance of common stock                                                --             11,295,200            1,125,000
                                                                   ------------         ------------         ------------
            Net cash provided by financing activities                24,482,487           24,951,840            1,125,000
                                                                   ------------         ------------         ------------

Net increase in cash and cash equivalents                            (7,594,575)          16,384,558              763,957
Cash and cash equivalents at beginning of year                       17,148,515              763,957                 --
                                                                   ------------         ------------         ------------

Cash and cash equivalents at end of period                         $  9,553,940         $ 17,148,515         $    763,957
                                                                   ============         ============         ============

Cash paid for:
   Interest                                                        $    731,603         $    182,362         $       --
                                                                   ============         ============         ============
   Income taxes                                                    $       --           $       --           $       --
                                                                   ============         ============         ============


          See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Bay National Corporation and its subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on the parent's books on the basis of its equity in the net assets. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry.

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

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------

         The Company has included cash and due from banks, and federal funds sold and other overnight investments as cash and cash equivalents for the purpose of reporting cash flows.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

         Investment Securities
         ---------------------

         Investment securities may be classified into three categories: trading, held-to-maturity, and available-for-sale. Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. Their unrealized gains and losses are included in non-interest income. The Company held no securities classified as trading during 2001 and 2000. Securities classified as held-to-maturity are reported at amortized cost, and require the Company to have both the positive intent and the ability to hold those securities to maturity. Securities not classified as either trading or held-to-maturity are considered to be available-for-sale. Unrealized holding gains or losses on available-for-sale securities are excluded from earnings and reported, net of any deferred taxes, as accumulated other comprehensive income, a separate component of stockholders' equity. Realized gains or losses on the sale of investment securities are recognized at the time of the sale using the specific identification method, and are classified as non-interest income in the accompanying consolidated statements of operations.

         The Company invests in Federal Reserve Bank stock, which is considered restricted as to marketability.

         Loans Held for Sale
         -------------------

         The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of non-interest income in the accompanying consolidated statements of operations.

         Loans
         -----

         Loans are stated at the principal amount outstanding net of any deferred fees and cost. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Fees charged and costs capitalized for originating certain loans are being amortized on the interest method over the term of the loan.

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

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

         Allowance for Credit Losses
         ---------------------------

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

         The allowance for loan losses represents an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The Company uses a loan grading system where loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading is applied to the loan balance to reserve for potential
losses.  In  addition,   management   judgmentally   establishes  an  additional
unallocated reserve based upon the belief that the loan portfolio is not yet large and diversified enough to fully validate the assumptions used in the loan grading system.

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

         Costs Associated with Start-Up Activities
         -----------------------------------------

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

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

         Earnings Per Share
         ------------------

         Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. No consideration was given to the outstanding options and warrants because of their anti-dilutive effect.

         New Accounting Standards
         ------------------------

         In July 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 summarizes certain SEC views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses.

         SAB 102 provides parallel guidance to the federal banking agencies guidance issued through the Federal Financial Institutions Examination Council as interagency guidance, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions". Management believes the Company is in compliance with the provision of SAB 102.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS No. 141 effective June 30, 2001 and SFAS No. 142 effective January 1, 2002 had no impact on the financial position or results of operations of the Company.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption is not expected to affect the financial position or results of operations of the Company.

         Reclassifications
         -----------------

         Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

2.    INVESTMENT SECURITIES

         At December 31, 2001 and 2000, the Company's investment securities consisted of Federal Reserve Bank stock totaling $275,940. All other available funds at December 31, 2001 and 2000 were held in cash and due from banks, and federal funds sold and other overnight investments. There were no sales of other investment securities during 2001, 2000 and 1999.

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

         Major loan categories at December 31 are presented below:

                                                           2001                 2000
                                                      ------------         ------------
      Real Estate - Home Equity Line of Credit        $  5,641,198         $  2,230,613
      Real Estate - Construction                         2,230,067
                                                                                 36,250
      Real Estate - Mortgage                             2,448,595                 --
      Commercial                                        23,488,566
                                                                              2,642,972
      Consumer                                           2,053,629
                                                                                738,486
                                                      ------------         ------------
           Total Loans                                  35,862,055
                                                                              5,648,321
      Less: Allowance for credit losses                   (447,000)             (70,000)
                                                      ------------         ------------
           Net Loans                                  $ 35,415,055         $  5,578,321
                                                      ============         ============

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

         Activity in the allowance for credit losses for the year ended December 31, 2001 and 2000 is shown below:

                                             2001            2000
                                          --------        --------
      Balance at beginning of year        $ 70,000        $   --
      Provision for credit losses          377,000          70,000
      Loan charge-offs                        --              --
      Loan recoveries                         --              --
      Net charge-offs                         --              --
                                          --------        --------
      Balance at end of year              $447,000        $ 70,000
                                          ========        ========

         At December 31, 2001, there were no loans that were considered impaired under SFAS No. 114.

4.   PREMISES AND EQUIPMENT

         Premises and equipment at December 31 include the following:

                                                   2001                2000
                                              -----------         -----------
      Furniture and equipment                 $   315,645         $   303,194
      Computer hardware and software              505,542             465,196
      Leasehold improvements                      293,974             275,913
                                              -----------         -----------
                                                1,115,161           1,044,303
         Less accumulated depreciation           (284,535)           (104,799)
                                              -----------         -----------

           Net premises and equipment         $   830,626         $   939,504
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

         Rent expense applicable to operating leases for the periods ended December 31, was as follows:

                                       2001              2000              1999
                                    ---------         ---------         ---------
      Minimum rentals               $ 181,021         $ 143,897         $  17,420
      Less: Sublease rentals          (39,215)          (28,555)             --
                                    ---------         ---------         ---------
         Net rent expense           $ 141,806         $ 115,342         $  17,420
                                    =========         =========         =========

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

         At  December  31,   2001,   future   minimum   lease   payments   under
non-cancelable operating leases having an initial term in excess of one year are as follows:

        Years ending December 31:
                 2002                                       $    187,312
                 2003                                            193,854
                 2004                                            181,179
                 2005                                             37,809
                 2006                                              -
                                                             -----------
                 Total minimum lease payments               $    600,154
                                                             ===========

         Total minimum future rental payments have not been reduced by $40,784 and $10,295 of sublease rentals expected to be received in 2002 and 2003, respectively, under a non-cancelable sublease expiring in March 2003.

5.    DEPOSITS

         Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

                                                       2001              2000
                                                       ----              ----
      Three months or less                         $  643,254        $  200,000
      Over three months through six months          1,343,447              --
      Over six months through twelve months         1,138,179           404,864
      Over twelve months                              901,499           103,103
                                                   ----------        ----------
           Total                                   $4,026,379        $  707,967
                                                   ==========        ==========


         Interest expense on deposits for the period ended December 31 is as follows:

                                                2001            2000
                                                ----            ----
      Interest-bearing transaction           $  8,753        $  2,211
      Savings and money market                563,030         169,352
      Time, $100,000 or more                   82,990          17,410
      Other time                              105,165          14,047
                                             --------        --------
           Total interest on deposits        $759,938        $203,020
                                             ========        ========

6.   ISSUANCE OF COMMON STOCK

         During 1999, the Company offered and sold 112,500 shares of its common stock, $0.01 par value per share, in a private placement organizational offering for a price of $10 per share and received aggregate consideration of $1,125,000.

         On April 30, 2000, the Company completed its initial public offering and sold 1,129,520 shares

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

of its common stock, $0.01 par value per share, for a price of $10 per share and received aggregate consideration of $11,295,200.

7.   OPTIONS AND WARRANTS

         On August 31, 1999, the Board of Directors of the Company authorized the issuance on September 10, 1999, to each stockholder of record of the Company on August 31, 1999, a warrant to purchase one share of common stock at $10 per share for every two shares that the stockholder purchased in the organizational offering. As a result, the Company issued warrants to purchase 56,250 shares. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants became exercisable on April 30, 2001 and are exercisable in whole or in part until November 16, 2004. No warrants have been exercised as of December 31, 2001.

         The Company's 2001 Stock Option Plan ("Option Plan") provides for the granting of incentive and non-qualifying stock options to the Company's directors and to selected employees on a periodic basis at the discretion of the Board of Directors. The Option Plan authorizes the issuance of up to 200,000 shares of common stock, has a term of ten years, and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least two non-employee directors appointed by the Board of Directors. In general, the options have an exercise price, which may not be less than 100% of the fair market value on the date of the grant, must be exercised within eight years and vest over a period of six years.

         The following is a summary of changes in shares under options for the year ended December 31, 2001.

                                                                          Weighted
                                                                          Average
                                                           Number of      Exercise
                                                             Shares        Price
                                                            -------       -------
      Balance, beginning of year                               --          $ --
      Granted                                               141,533         7.58
      Cancelled                                                --            --
      Exercised                                                --            --
                                                            -------        -----

           Balance, end of year                             141,533        $7.58
                                                            =======        =====

      Weighted average fair value of options granted
           during the year                                  $  3.05
                                                            =======

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         The following table summarizes information about options outstanding at December 31, 2001:

             Range of Exercise
                   Price                         Options Outstanding              Options Exercisable
           ------------------------------------------------------------------------------------------
                                             Weighted
                                             Average
                                            Remaining         Weighted                       Weighted
                                           Contractual        Average                        Average
                                               Life          Exercise                       Exercise
            Price         Number            (in years)         Price          Number          Price
           ------------------------------------------------------------------------------------------
           $  7.58        141,533               8            $   7.58            -           $    -

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2001:

                                                                    2001
                                                                  ----------
           Dividend yield                                             -
           Expected volatility                                        20.00  %
           Risk-free interest rate                                     5.23  %
           Expected lives (in years)                                      8

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation expenses related to the Company's stock option plans was recorded during the year ended December 31, 2001. The options granted during 2001 have a 4-year vesting schedule beginning in 2003. Accordingly, no pro forma income adjustment under SFAS No. 123 is necessary for the year ended December 31, 2001.

8.    RETIREMENT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 25% of employee contributions of up to 3% of compensation as defined under the plan. The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan. The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management. Expense under this plan totaled $32,069 and $29,445 for the years ended December 31, 2001 and 2000, respectively. There were no costs associated with the plan in 1999.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

9.   INCOME TAXES

         Federal and state income tax expense (benefit) consists of the following for the periods ended December 31:

                                                             2001             2000
                                                           ---------        ---------
      Current federal income tax                           $    --          $    --
      Current state income tax                                  --               --
      Deferred federal income tax expense (benefit)             --               --
      Deferred state income tax expense (benefit)               --               --
                                                           ---------        ---------

      Total income tax expense (benefit)                   $    --          $    --
                                                           =========        =========

         The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

      Deferred tax assets:                                                2001                2000
                                                                      -----------         -----------
           Net operating loss carryforwards                           $ 1,360,000         $   800,000
           Other                                                            1,000                --
           Allowance for credit losses                                     98,000              16,000
                                                                      -----------         -----------
               Total deferred tax assets                                1,459,000             816,000
              Less valuation allowance                                 (1,377,000)           (797,000)
                                                                      -----------         -----------
               Deferred tax assets, net of valuation allowance             82,000              19,000
                                                                      -----------         -----------
      Deferred tax liabilities:
              Depreciation and amortization                               (82,000)            (19,000)
                                                                      ===========         ===========
      Net deferred tax assets (liabilities)                           $      --           $      --
                                                                      ===========         ===========

         No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not".

         At December 31, 2001 the Company had approximately $3.5 million in tax loss carryforwards, which expire between 2019 and 2021. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward periods. The amount of loss carryforward available for any one year may be limited if the Company is subject to the alternative minimum tax.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


10.  RELATED PARTY TRANSACTIONS

         Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2001 and 2000.

                                                 2001                2000
                                            -----------         -----------
      Balance at beginning of period        $   618,500         $      --
      Additions                               3,479,790             622,131
      Repayments                             (1,427,742)             (3,631)
                                            -----------         -----------
      Balance at December 31                $ 2,670,548         $   618,500
                                            ===========         ===========

         An individual who is a director of the Company owns a 50% interest in a partnership, which leases an office facility to the Company. The lease term commenced September 1, 1999 and is for a term of five years and contains renewal options for three additional five-year terms. Rent expense under this agreement was $23,756 for each of the periods ended December 31, 2001 and 2000, respectively, and $9,900 for the period ending December 31, 1999. Management believes that the services provided and the terms of the foregoing lease are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

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

         Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

                                       2001              2000
                                    ----------        ----------
      Loan commitments              $2,558,598        $  235,886
      Unused lines of credit         9,882,798         3,667,229
      Letters of credit                348,358           100,000

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

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

         Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

12.   REGULATORY MATTERS

         As of December 31, 2001 and 2000, the Company was not required to maintain non-interest-bearing deposits with the Federal Reserve Bank. The actual balance maintained with the Federal Reserve Bank at December 31, 2001 and 2000 were $2,950,896 and $82,763, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank met all capital adequacy requirements to which it is subject.

         The Bank has been categorized as "well capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events that management believes would prevent the Bank from continuing to be categorized as well capitalized.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         The Bank's actual capital amounts and ratios as of December 31, 2001 and 2000 are presented in the following table:

                                                          December 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   To Be Well
                                                                                                                Capitalized Under
                                                                                       For Capital              Prompt Corrective
                                                              Actual                 Adequacy Purpose            Action Provisions
                                                        Amount       Ratio         Amount        Ratio        Amount        Ratio
                                                        ------       -----         ------        -----        ------        -----
      Total Capital (to Risk Weighted Assets):       $6,417,511      15.26%      $3,365,357       8.00%     $4,205,446      10.00%
      Tier I Capital (to Risk Weighted Assets):       5,970,511      14.19%       1,683,019       4.00%      2,524,529       6.00%
      Tier I Capital (to Average Assets):             5,970,511      14.87%       1,204,542       3.00%      2,007,569       5.00%

                                                          December 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   To Be Well
                                                                                                                Capitalized Under
                                                                                       For Capital              Prompt Corrective
                                                              Actual                 Adequacy Purpose            Action Provisions
                                                        Amount       Ratio         Amount        Ratio        Amount        Ratio
                                                        ------       -----         ------        -----        ------        -----
      Total Capital (to Risk Weighted Assets):       $7,748,986      62.63%      $  989,832       8.00%     $1,237,290      10.00%
      Tier I Capital (to Risk Weighted Assets):       7,678,986      62.06%         494,916       4.00%        742,374       6.00%
      Tier I Capital (to Average Assets):             7,678,986      39.29%         371,187       3.00%        618,645       5.00%


         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year, plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2001.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

13.   PARENT COMPANY FINANCIAL INFORMATION

         Condensed  financial  information for Bay National  Corporation (Parent
Only) is as follows:

                            CONDENSED BALANCE SHEETS
                            ------------------------
                           December 31, 2001 and 2000

                                                                                  2001                 2000
                                                                             ------------         ------------

      ASSETS
           Cash and cash equivalents                                         $  2,631,692         $  2,733,482
           Investment in subsidiary                                             5,970,512            7,678,986
                                                                             ------------         ------------

                    Total Assets                                             $  8,602,204         $ 10,412,468
                                                                             ============         ============


      LIABILITIES
           Due to subsidiary                                                 $       --           $    169,415
           Accrued expenses and other liabilities                                      52               25,022
                                                                             ------------         ------------

                    Total Liabilities                                                  52              194,437
                                                                             ------------         ------------

      STOCKHOLDERS' EQUITY

           Common stock - $.01 par value, authorized:
               9,000,000 shares authorized, 1,242,020 and outstanding
               as of December 31, 2001 and 2000, respectively:                     12,420               12,420
           Surplus                                                             12,407,780           12,407,780
           Accumulated Deficit                                                 (3,818,048)          (2,202,169)
                                                                             ------------         ------------

                    Total Stockholders' Equity                                  8,602,152           10,218,031
                                                                             ------------         ------------

                    Total Liabilities and Stockholders' Equity               $  8,602,204         $ 10,412,468
                                                                             ============         ============

                            BAY NATIONAL CORPORATION


                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------

For the years ended December 31, 2001 and 2000, and for the period from June 3,
                 1999 (date of inception) to December 31, 1999


                                                                                  2001                2000                1999
                                                                              -----------         -----------         -----------

      Interest and dividends on investment securities                         $    98,610         $   218,267         $    14,996
      Non-interest expense                                                          6,015             550,173             564,245
                                                                              -----------         -----------         -----------
         Income (loss) before income taxes and equity in undistributed             92,595            (331,906)           (549,249)
         losses of subsidiary
      Income tax expense (benefit)                                                   --                  --                  --
                                                                              -----------         -----------         -----------
         Loss before equity in undistributed losses of subsidiary                  92,595            (331,906)           (549,249)
      Equity in undistributed losses of subsidiary                             (1,708,474)         (1,321,014)               --
                                                                              -----------         -----------         -----------
         Net Loss                                                             $(1,615,879)        $(1,652,920)        $  (549,249)
                                                                              ===========         ===========         ===========


                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------

     For the years ended December 31, 2001 and 2000, and for the period from June 3, 1999 (date of inception) to December 31, 1999

                                                                           2001                 2000                 1999
                                                                      ------------         ------------         ------------
      Cash Flows From Operating Activities
         Net Loss                                                     $ (1,615,879)        $ (1,652,920)        $   (549,249)
         Adjustments to reconcile net loss to net cash used by
           operating activities:
             Equity in undistributed earnings of subsidiary              1,708,474            1,321,014                 --
             Net decrease (increase) other assets                             --                 72,427              (72,427)
             Net (decrease) increase in other liabilities                 (194,385)             (66,196)             260,633
                                                                      ------------         ------------         ------------

                  Net cash used by operating activities                   (101,790)            (325,675)            (361,043)
                                                                      ------------         ------------         ------------

      Cash Flows From Investing Activities
         Investment in subsidiary                                             --             (9,000,000)                --
                                                                      ------------         ------------         ------------
                  Net cash used by investing activities                       --             (9,000,000)                --
                                                                      ------------         ------------         ------------

      Cash Flows From Financing Activities
         Issuance of common stock                                             --             11,295,200            1,125,000
                                                                      ------------         ------------         ------------
                  Net cash provided by financing activities                   --             11,295,200            1,125,000
                                                                      ------------         ------------         ------------

      Net (decrease) increase in cash and cash equivalents                (101,790)           1,969,525              763,957
      Cash and cash equivalents at beginning of year                     2,733,482              763,957                 --
                                                                      ------------         ------------         ------------

      Cash and cash equivalents at end of period                      $  2,631,692         $  2,733,482         $    763,957
                                                                      ============         ============         ============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no occurrence requiring a response to this Item.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

        The directors of Bay National Corporation, their ages, the years in which their terms expire and the year in which they became directors are as follows:

              Name                   Age               Term to Expire (1)                   Director Since
              ----                   ---               ------------------                  ---------------
Hugh W. Mohler                       56               2003 Annual Meeting                     June 1999
Carroll A. Bodie                     56               2002 Annual Meeting                     June 1999
Charles E. Bounds                    83               2002 Annual Meeting                     June 1999
John R. Lerch                        57               2002 Annual Meeting                     June 1999
Donald G. McClure, Jr.               58               2003 Annual Meeting                     April 2000
Robert L. Moore                      48               2003 Annual Meeting                   February 2001
H. Victor Rieger, Jr.                64               2003 Annual Meeting                     June 1999
Margaret Knott Riehl                 68               2003 Annual Meeting                     June 1999
William B. Rinnier                   60               2004 Annual Meeting                    August 1999
Edwin A. Rommel, III                 52               2004 Annual Meeting                     June 1999
Henry H. Stansbury                   62               2004 Annual Meeting                     June 1999
Kenneth H. Trout                     53               2004 Annual Meeting                    October 1999
Eugene M. Waldron, Jr.               58               2004 Annual Meeting                     June 1999

(1) All of the directors with terms to expire in 2002 have been nominated to serve on the Board of Directors for an additional three (3) year term. Elections for these directors will take place at the 2002 Annual Meeting of Stockholders to be held in May 2002.

Biographical information concerning the directors is set forth below.

         Hugh W. Mohler serves as president, chief executive officer, and has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Mohler has more than 25 years' experience in the financial services industry, holding positions in executive management, commercial lending and business development. From 1977 to 1999, Mr. Mohler was affiliated with Mercantile Bankshares Corporation, which is headquartered in Baltimore, Maryland, most recently serving as executive vice president with responsibility for 20 community banks in a three-state area. For 17 years, from 1978 to 1994, he was president of Mercantile's Salisbury, Maryland-based affiliate, Peninsula Bank, the largest financial institution on Maryland's Eastern Shore. Earlier he was a vice president in commercial lending at First National Bank of Maryland.

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

         Carroll A. Bodie has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Bodie is vice president, general counsel and secretary of Noxell Corporation, a Hunt Valley, Maryland-based subsidiary of Procter & Gamble Company for which he also serves as associate general counsel. Mr. Bodie has served in that capacity since 1987. Prior to joining Noxell, Mr. Bodie spent more than two decades in the brewing industry, his most recent position being with the Miller Brewing Company subsidiary of Philip Morris Companies, Inc.

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

         Charles E. Bounds has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Bounds is a retired executive who served from 1944 to 1969 as director of purchases and inventory for Symington Wayne Corporation, an international conglomerate headquartered in Salisbury, Maryland, which operated businesses in the United States and seven foreign countries. From 1969 to 1999, he was a vice president-investments for Morgan Stanley Dean Witter, working in the Salisbury, Maryland office of the investment banking firm.

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

         John R. Lerch has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Since January 1999, Mr. Lerch has been self-employed as a private investor trading as the Chesapeake Venture Group. From 1973 to January 1999, Mr. Lerch was president of Chesapeake Insurance-The Harris Riggin Agency, an independent insurance agency based in Salisbury, Maryland. Mr. Lerch began his business career in the securities industry, serving as a stockbroker at firms in Washington, D.C. and Salisbury, Maryland. Mr. Lerch is a past director of the Independent Insurance Agents of Maryland.

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

         Donald G. McClure, Jr. has been a director of Bay National Corporation and Bay National Bank since April 2000. Mr. McClure is a principal in the McClure Group, Inc, a Baltimore-based private equity investment firm originated in 1979. He is the former Chairman and Co-Chief Executive of Americom Wireless Services, Inc., which merged with a Fortune 200 company in 2000.

         Mr.  McClure  serves  on  several  private  company  boards  as well as
devoting   substantial  time  to  various  civic,   charitable  and  educational
organizations here and in other states.

         Robert L. Moore has been a director of Bay National Corporation since February 2001 and Bay National Bank since June 2001. Mr. Moore is a certified public accountant. He received his CPA designation twenty-two years ago, and has practiced with the Salisbury, Maryland accounting firm of Twilley, Rommel & Moore for the last seventeen years where he is a partner/owner. His professional concentration is income tax and business consulting.

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

         H. Victor Rieger, Jr. has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Rieger retired from Signet Banking Corporation, successor to Union Trust Company of Maryland, in December 1997 after nearly four decades of service. Mr. Rieger served in numerous capacities for Signet, including regional executive vice president of international banking and as part of Signet's Maryland commercial banking group. Mr. Rieger has extensive experience in commercial relationship banking, credit administration and loan policy.

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

         Margaret K. Riehl has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mrs. Riehl is a retired nurse and civic volunteer. She is currently a trustee of the Marion I. and Henry J. Knott Foundation, a Baltimore, Maryland-based philanthropic organization and has served in that capacity from 1978 to 1985 and again from 1993 to present. She serves as chair of the board of trustees of Baltimore's Associated Catholic Charities, Inc., and as a trustee of St. Mary's Seminary & University, also in Baltimore. Mrs. Riehl is a former trustee of the Community Foundation of Baltimore, Mercy Medical Center, the Institute of Notre Dame and St. Paul's School for Girls. A Baltimore native, Mrs. Riehl is an alumna of the Mercy Hospital School of Nursing.

         William B. Rinnier has been a director of Bay National Corporation since August 1999, and a director of Bay National Bank since April 2000. Mr. Rinnier is the owner and president of Rinnier Development Company, a Salisbury, Maryland based real estate development company, which specializes in the development and sale or management of resort condominiums, multi-family apartments, and commercial and industrial buildings. He joined Rinnier Development Company nearly three decades ago after his honorable discharge from the U.S. Navy.

         A native of Salisbury, Maryland, Mr. Rinnier earned a degree in aerospace engineering from the Georgia Institute of Technology and attended the Graduate School of Business at the University of Virginia. He is a board member of the Greater Salisbury Committee and is past president of the Salisbury-Wicomico Economic Development Corporation and the Coastal Board of Realtors.

         Edwin A. Rommel III has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Rommel is a certified public accountant that, since 1974, has been a partner in the Salisbury, Maryland, accounting firm of Twilley, Rommel & Moore, P.A. Mr. Rommel has been certified as a valuation analyst and accredited in business evaluation by the American Institute of Certified Public Accountants.

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

Francis de Sales Board of Trustees and past member of the Wicomico County Democratic Central Committee.

         Henry H. Stansbury has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Since 1975, Mr. Stansbury has been the chief executive officer of Agency Services, Inc., an independently owned premium finance company. Since 1989, Mr. Stansbury has been the chief executive officer of Agency Insurance Company of Maryland, Inc., a privately owned multi-line property/casualty insurance company. Mr. Stansbury is a past president of the Maryland Association of Premium Finance Companies and is a past president of the National Association of Premium Finance Companies.

         Mr. Stansbury is a vice president and trustee of the Maryland Historical Society, and a trustee of the Ward Museum of Wildfowl Art. He served as director and chairman of the museum committee for the Lacrosse Hall of Fame at the Johns Hopkins University and is vice president and a trustee of the St. Paul's School for Boys. He is also past president of ReVisions, Inc., a nonprofit organization that serves the mentally ill. Mr. Stansbury is a graduate of Leadership Maryland and a director of Leadership Baltimore County. He is the author of LLOYD J. TYLER: FOLK ARTIST AND DECOY MAKER and a contributing writer for Decoy Magazine. Mr. Stansbury is an alumnus of the University of Maryland and holds a master of business administration degree from George Washington University.

         Kenneth H. Trout has been a director of Bay National Corporation since October 1999, and a director of Bay National Bank since April 2000. Since
January 1999, Mr. Trout has served as the executive vice president and chief operating officer of Rosemore, Inc., a Baltimore-based privately held investment company primarily engaged in the business of oil and gas exploration and production. He also serves as a director of Rosemore Holdings, Inc., Rosemore Calvert, Inc., Tema Oil and Gas Company and Gateway Gathering and Marketing Company, which are all subsidiaries of Rosemore, Inc. He is also a director of KCI Technologies, Inc. and executive chairman of CS-Able. From 1970 to November 1997, Mr. Trout was employed by Signet Banking Corporation. During his last five years of tenure with Signet, he served as senior executive vice president-commercial banking and as president and chief executive officer of Signet Bank-Maryland. Mr. Trout was retired from December 1997 to December 1998.

         A Bridgeton, New Jersey native, Mr. Trout received his undergraduate degree in economics and business administration from Methodist College in North Carolina. He is vice chairman of the Board of Trustees of The College of Notre Dame of Maryland.

         Eugene M. Waldron, Jr. has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Waldron is a chartered financial analyst and since September 1998 has been a senior vice president in the Washington, D.C., office of Capital Guardian Trust Company, an employee-owned firm based in Los Angeles dedicated to international investing. From March 1994 to August 1998, Mr. Waldron was employed by Loomis, Sayles & Company, an investment management firm. Mr. Waldron's more than three decades of investment experience include employment at CS First Boston Asset Management, Fidelity Management Trust Company, T. Rowe Price Associates and Baker, Watts & Company.

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

         The one executive officer and significant employee of Bay National Corporation and Bay National Bank that does not serve on the Board of Directors of Bay National Corporation is Mark A. Semanie.

         Mr. Semanie, age 38, serves as Vice President and Chief Financial Officer, Treasurer and Secretary of Bay National Corporation and Vice President and Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Bay National Bank. Mr. Semanie is a Certified Public Accountant. Mr. Semanie worked in the insurance industry for over 7 years. From July 1996 to October 2000, he served as Executive Vice President and Chief Financial Officer for Agency Holding Company of Maryland, Inc., parent company of Baltimore-based Agency Services, Inc., an independently owned premium finance company, and Agency Insurance Company of Maryland, Inc., a privately owned multi-line property/casualty insurance company. From March 1993 to July 1996, he was associated with USF&G Corporation where he served in various capacities, including Manager of SEC and External Reporting. From August 1985 to March 1993, Mr. Semanie worked in the Boston and Baltimore offices of the international accounting firm of KPMG LLP. He last served as a Senior Manager in the Audit practice with the firm. His background includes experience in financial planning and reporting, backroom operations, human resources and compliance issues.

         A native of Connecticut, Mr. Semanie earned a Bachelor of Science degree in accounting from Bentley College. He currently serves on the board of directors of Agency Insurance Company of Maryland, Inc. He is also a member of the American Institute of Certified Public Accountants, the American Institute of Chartered Property Casualty Underwriters, and Financial Executives International.

         Bay National Corporation's charter and bylaws provide that Bay National Corporation shall have at least three (3) directors, and that the number of directors may be increased or decreased by the board of directors. As of March 25, 2002, the number of directors has been fixed at 14 with 13 positions filled, and one position vacant. Pursuant to Bay National Corporation's charter and bylaws, the Board of Directors is divided into three classes, with each class serving a three-year term, and the term of one class expiring each year. A director may only be removed by the affirmative vote of at least 80% of the votes entitled to be cast on the matter and only for cause.

         Bay National Corporation's officers are appointed by the board of directors and hold office at the will of the board or as otherwise provided in an employment agreement between an officer and Bay National Corporation.

         As Bay National Corporation is the sole stockholder of Bay National Bank, each director of Bay National Bank is elected by the Board of Directors of Bay National Corporation. Directors of Bay National Bank serve for a term of one year and are elected each year at Bay National Bank's annual meeting of stockholders. Bay National Bank's officers are appointed by its board of directors and hold office at the will of the board.

         Bay National Corporation has established an advisory board of directors, which is comprised of professionals and business persons, who provide advice to Bay National Corporation's and Bay National Bank's board of directors and who promote the interests of Bay National Corporation and Bay National Bank. An advisory board of directors is not required by any Maryland or federal law or regulation and advisory directors are not subject to regulatory approval or supervision. The advisory directors do not have the power to vote on any matter considered by the board of directors and they serve at the pleasure of the board.

Compliance with Section 16(a) of the Exchange Act

         The Company did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at any time during the Company's fiscal year ended December 31, 2001. Accordingly, there is no requirement upon the Company's officers, directors and 10% or greater shareholders to file any reports required pursuant to Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

Director Compensation

         Except for discretionary grants of options to purchase shares of common stock as described below and discretionary payments based on special circumstances, the directors of Bay National Corporation and Bay National Bank are not compensated for their attendance at regularly scheduled or special board meetings or for other services. Bay National Corporation does not intend to pay directors fees until Bay National Bank is profitable. However, Bay National Corporation reserves the right to pay directors' fees at any time. Directors are reimbursed for reasonable expenses incurred on behalf of Bay National Corporation.

         In October 2001, the Board of Directors of Bay National Corporation authorized a special one-time payment of $10,000 to Mr. H. Victor Rieger, Jr., a director of Bay National Corporation and Bay National Bank. This payment was authorized in recognition of Mr. Rieger's outstanding service as a key member of the Bay National Bank Loan Committee. This amount was paid in December 2001.

         In November 2001, each director of Bay National Corporation was granted options to purchase 3,000 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the individual directors appointment to the Board of Directors of Bay National Corporation. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. As of December 31, 2001, no options were exercisable. The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

Executive Compensation

Summary Compensation Table

         The following table sets forth the compensation paid by the Company and the Bank to the Chief Executive Officer of the Company and the Bank and to any other executive officer of the Company or the Bank who received compensation in excess of $100,000 during 2001. Other than the grant of options, all compensation below was paid by the Bank.

                           Summary Compensation Table
                           --------------------------
                                                                         Long Term Compensation
                                                                   -----------------------------------
                                       Annual Compensation                 Awards            Payouts
                                ---------------------------------- ------------------------ ----------
Name and Principal              Salary    Bonus        Other                    Securities
                                                      Annual       Restricted   Underlying  LTIP         All Other
                                                    Compensation      Stock      Options/   Payouts    Compensation
Position                 Year     ($)       ($)          ($)       Award(s) ($)  SARs (#)      ($)          ($)
------------------------ ------ --------- --------- -------------- ------------- ---------- ---------- --------------
Hugh W. Mohler
President and Chief      2001   $154,000     -            -             -           40,261      -           $  6,189
Executive Officer (1)    2000   $ 96,318     -            -             -            -          -           $  8,518

Mark A. Semanie
Vice President (2)       2001   $125,000     -            -             -           18,630      -           $  5,233
                         2000   $ 19,232     -            -             -            -          -           $     72

         (1) Mr. Mohler voluntarily declined any and all compensation during the Company's formative stage (June, 1999 through May, 2000). Other compensation includes $5,775 and $3,510 of contributions to the Company's 401(k) retirement plan for 2001 and 2000, respectively, and $414 and $5,008 of term life insurance premiums paid by the Bank on Mr. Mohler's behalf for 2001 and 2000, respectively.

         (2) Mr. Semanie joined the Company in October 2000. Other compensation includes $4,543 of contributions to the Company's 401(k) retirement plan for 2001, and $690 and $72 of term life insurance premiums paid by the Bank on Mr. Semanie's behalf for 2001 and 2000, respectively.


OPTION GRANTS IN 2001

The following table contains information concerning the grant of stock options under the Bay National Corporation Stock Option Plan to Mr. Mohler and Mr. Semanie.

                                                            Individual Grants
                                           Options    % of Total         Exercise
                                           Granted     Options           or Base
                                           (Number    Granted to         Price
                                           of         Employees          ($ per      Expiration
                    Name                   Shares)     in Year           Share) (3)     Date
---------------------------------------------------------------------------------------------------
Hugh W. Mohler (1)                         40,261         28.45%       $  7.58       11/19/2009
Mark A. Semanie (2)                        18,630         13.16%       $  7.58       11/19/2009

(1) Mr. Mohler received options to purchase 37,261 shares of common stock pursuant to the terms of his employment agreement. Mr. Mohler received options to purchase 3,000 shares of common stock for his service as a director of Bay National Corporation. Options granted during 2001 for Mr. Mohler's service as a director of Bay National Corporation are exercisable as follows: one-fourth on June 3, 2002, one-fourth on June 3, 2003, one-fourth on June 3, 2004, and one-fourth on June 3, 2005. Options granted during 2001 under Mr. Mohler's employment agreement are exercisable as follows: one-fourth on May 24, 2003, one-fourth on May 24, 2004, one-fourth on May 24, 2005, and one-fourth on May 24, 2006.

(2) Options granted during 2001 are exercisable as follows: one-fourth on October 30, 2003, one-fourth on October 30, 2004, one-fourth on October 30, 2005, and one-fourth on October 30, 2006.

(3) In each case, the exercise price is equal to the fair market value of the Common Stock on the date of grant.

Aggregate Options Table

         The following table sets forth information on the aggregate number of shares of common stock underlying unexercised options held as of December 31, 2001 by Mr. Mohler and Mr. Semanie and the aggregate dollar value of in-the-money unexercised options held as of December 31, 2001 by Mr. Mohler and Mr. Semanie.


                                            Number of Securities
                                            Underlying Unexercised        Value of Unexercised
                                                  Options at             in-the-Money Options at
                 Name                         December 31, 2001             December 31, 2001
---------------------------------------------------------------------------------------------------
                                         Exercisable Unexercisable        Exercisable Unexercisable
                                         ----------- -------------        ----------- -------------
Hugh W. Mohler                               -             40,261             -            -
Mark A. Semanie                              -             18,630             -            -

         The exercise price of these options is $7.58 per share.

Employment Arrangements

         Bay National Bank has entered into a written employment agreement with Mr. Mohler effective as of May 12, 2000. Under this agreement, Mr. Mohler serves as the president of Bay National Bank at an initial annual base salary of $154,000, subject to annual review. However, pursuant to Mr. Mohler's agreement, Mr. Mohler did not receive any compensation until May 2000. The agreement has an initial term of three years, automatically renewable for one-year terms unless written notice is provided by either party 90 days before expiration of a term.

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

         In addition, pursuant to the employment agreement, upon adoption of a stock option plan by Bay National Corporation's board of directors, Mr. Mohler was entitled to options to purchase 3% of the shares of common stock outstanding after the offering. Accordingly, options to purchase 37,261 shares of common stock were granted to Mr. Mohler in November 2001. These options are exercisable at $7.58 per share.

         Bay National Bank has purchased "key man" life insurance on Mr. Mohler.

         Bay National Bank and Bay National Corporation have not entered into written employment agreements with any other employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the beneficial ownership of Bay National Corporation's common stock as of March 26, 2002 by its directors, executive officers named in the Summary Compensation Table in Item 10 above, directors and officers as a group and persons believed by management to beneficially own more than five percent (5%) of the common stock. The table includes warrants and options beneficially owned by these persons. Unless otherwise noted below, management believes that each person named in the table has the sole voting and sole investment power with respect to each of the shares of common stock reported as beneficially owned by such person.

Name and Address
of Beneficial Owner                                    Number of Shares   Percentage
(16)                                                         (16)          of Class
-----------------------------------------------------------------------------------------
Carroll A. Bodie (1)
4005 Greenway
Baltimore, MD 21218                                         12,500            1.01%

Charles E. Bounds (2)
1707 Upper Millstone Lane
Salisbury, MD 21801                                          3,750             .30%

Citizens, Inc. (3)
P.O. Box 1550
Butler, PA 16003                                           112,500            9.06%

John R. Lerch (4)
618 Indian Lane
Salisbury, MD 21801                                         25,000            2.01%

Donald G. McClure, Jr. (5)
11520 Pebble Creek Drive
Lutherville, MD 21093                                       10,000             .81%

Hugh W. Mohler (6)
23 Buchanan Road
Baltimore, MD 21212                                         40,000            3.22%

Robert L. Moore (7)
5673 N. Nithsdale Drive
Salisbury, MD 21801                                          7,500             .60%

H. Victor Rieger, Jr. (8)
1015 Ivy Hill Road
Cockeysville, MD 21030                                      17,000            1.37%





Margaret K. Riehl (9)
6200 Gentry Lane
Baltimore, MD 21210                                         13,500            1.09%

William B. Rinnier (10)
616 Manor Drive
Salisbury, MD 21801                                         12,500            1.01%

Edwin A. Rommel, III (11)
5281 Silver Run Lane
Salisbury, MD 21801                                         19,500            1.57%

Mark A. Semanie (12)
1200 Corinthian Court
Bel Air, MD 21014                                              300             .02%

Henry H. Stansbury (13)
6200 Foxhall Farm Road
Catonsville, MD 21228                                       25,000            2.01%

Kenneth H. Trout (14)
804 Hillstead Drive
Lutherville, MD 21093                                        1,000             .08%

Eugene M. Waldron, Jr. (15)
5309 Woodlawn Avenue
Chevy Chase, MD 20815                                       30,000            2.42%

All directors and executive officers as a group:
Fourteen persons                                           191,050           15.38%


         (1) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in June 2002.

         (2) Includes 1,250 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in June 2002.

         (3) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date.

         (4) Includes 4,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in June 2002. Includes 6,000 shares held by LFI partnership, of which Mr. Lerch is a general partner;



and 2,000 shares held by Mr. Lerch's spouse, and 1,000 shares issuable upon the exercise of warrants by Mrs. Lerch that are exercisable within 60 days of the record date. Mr. Lerch disclaims beneficial ownership as to the shares and warrants held by his spouse.

         (5) Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in April 2003. Includes 9,000 shares held in trust for the benefit of Mr. McClure's children for which Mr. McClure is a co-trustee.

         (6) Includes 5,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 40,261 shares issuable upon the exercise of options that are exercisable starting in June 2002. Includes 1,000 shares held by Mr. Mohler's spouse. Mr. Mohler disclaims beneficial ownership as to the shares held by his spouse.

         (7) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in February 2004.

         (8) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in June 2002. Includes 1,000 shares held by Mr. Rieger's spouse. Mr. Rieger disclaims beneficial ownership as to the shares held by his spouse.

         (9) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in June 2002. Includes 1,000 shares held by Mrs. Riehl's spouse. Mrs. Riehl disclaims beneficial ownership as to the shares held by her spouse.

         (10) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in August 2002. Includes 3,000 shares held by Mr. Rinnier's spouse, and 2,000 shares held by Mr. Rinnier's children. Mr. Rinnier disclaims beneficial ownership as to the shares held by his spouse and his children.

         (11) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in June 2002.

         (12) Excludes 18,630 shares issuable upon the exercise of options that are exercisable starting in October 2003.

         (13) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in June 2002. Includes 10,000 shares held by Mr. Stansbury's spouse, and 2,500 shares issuable upon the exercise of warrants by Mrs. Stansbury that are exercisable within 60 days of the record date. Mr. Stansbury disclaims beneficial ownership as to the shares and warrants held by his spouse.



         (14) Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in October 2002.

         (15) Includes 5,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in June 2002. Includes 3,000 shares held by Mr. Waldron's children. Mr. Waldron disclaims beneficial ownership as to the shares held by his children.

         (16) All of the named individuals, other than Mr. Semanie, are directors of Bay National Corporation. Mr. Mohler is a director and executive officer of Bay National Corporation.

         The number of shares beneficially owned includes shares of common stock subject to options or warrants held by the named persons that are exercisable as of, or within 60 days of, March 26, 2002. Such shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

         Bay National Corporation issued warrants to purchase 56,250 shares of common stock on September 10, 1999 to purchasers of Bay National Corporation's organizational offering. The warrants were issued in recognition of the financial and organizational risks undertaken by those investors. The warrants became exercisable on April 30, 2001, and they expire on November 16, 2004. Investors were given one warrant for every two shares purchased in the organizational offering. The warrants are exercisable at $10 per share. None of the warrants have been exercised.

         In November 2001, each director of Bay National Corporation was granted options to purchase 3,000 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. None of these options to purchase shares were exercisable as of, or within 60 days of, March 26, 2002. The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

         In November 2001, Mr. Mohler was granted options to purchase 37,261 shares of Bay National Corporation common stock, and Mr. Semanie was granted options to purchase 18,630 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the officer's date of employment with Bay National Bank. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual officer's date of employment with Bay National Bank. None of these options to purchase shares were exercisable as of, or within 60 days of, March 26, 2002.The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

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

         In recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering, on September 10, 1999, the purchasers in the organizational offering received, for no additional consideration, a warrant to purchase one share of common stock at $10.00 per share for every two shares that they purchased in the organizational offering. As a result, Bay National Corporation issued warrants to purchase an aggregate of 56,250 shares of common stock to the purchasers in the organizational offering.

         The warrants became exercisable on April 30, 2001 and are exercisable in whole or in part until November 16, 2004. The warrants and the shares of common stock issuable upon the exercise of the warrants are transferable subject to compliance with applicable securities laws. Among other requirements, if the OCC issues a capital directive or other order requiring Bay National Bank to obtain additional capital, the warrants are forfeited if not immediately exercised.

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

         The officers and directors of the Company have loans due to the Bank of $2,670,548 at December 31, 2001. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit
No.               Description of Exhibit
---               ----------------------

3.1*              Articles of Incorporation of Bay National Corporation
3.2*              Bylaws of Bay National Corporation
4.1*              Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*              Form of Common Stock Certificate
4.3*              Form of Warrant
10.1*             Form of Employment Agreement between Bay National Corporation and Hugh W. Mohler
10.2*             Form of Employment Agreement between Bay National Bank and Hugh W. Mohler
10.3*             Office Lease  Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II
                  Limited Partnership
10.4*             Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II
                  Limited Partnership
10.5*             Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and
                  Thomas C. Thompson
10.6#             Bay National Corporation Stock Option Plan
21.1*             Subsidiaries of Bay National Corporation


         The exhibits which are denominated with an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation's Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

         The exhibit which are denominated by the number sign (#) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation's Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428.

         (b) Reports of Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BAY NATIONAL CORPORATION

Date:  March 25, 2002                       By: /s/ Hugh W. Mohler
                                                --------------------------------
                                                Hugh W. Mohler,
                                                President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



             Name                         Position                                Date
             ----                         --------                                ----

                                         Director and President
/s/ Hugh W. Mohler                       (Principal Executive Officer)      March 25, 2002
--------------------------------
Hugh W. Mohler
                                          Treasurer
/s/ Mark A. Semanie                      (Principal Accounting and          March 25, 2002
--------------------------------         Financial Officer)
Mark A. Semanie

/s/ Carroll A. Bodie                     Director                           March 22, 2002
--------------------------------
Carrol1 A. Bodie

/s/ Charles E. Bounds                    Director                           March 26, 2002
--------------------------------
Charles E. Bounds

/s/ John R. Lerch                        Director                           March 25, 2002
--------------------------------
John R. Lerch

                                         Director                           March __, 2002
--------------------------------
Donald G. McClure, Jr.

/s/ Robert L. Moore                      Director                           March 21, 2002
--------------------------------

Robert L. Moore

/s/ H. Victor Rieger                     Director                           March 25, 2002
--------------------------------
H. Victor Rieger, Jr.

/s/ Margaret Knott Riehl                 Director                           March 28, 2002
--------------------------------
Margaret Knott Riehl





                                         Director                           March __, 2002
--------------------------------
William B. Rinnier

/s/ Edwin A. Rommel, III                 Director                           March 27, 2002
--------------------------------
Edwin A. Rommel, III

/s/ Henry H. Stansbury                   Director                           March 21, 2002
--------------------------------
Henry H. Stansbury

/s/ Kenneth H. Trout                     Director                           March 28, 2002
--------------------------------
Kenneth H. Trout

/s/ Eugene M. Waldron, Jr.               Director                           March 27, 2002
--------------------------------
Eugene M. Waldron, Jr.

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


                                  EXHIBIT INDEX


Exhibit
No.               Description of Exhibit
---               ----------------------

3.1*              Articles of Incorporation of Bay National Corporation
3.2*              Bylaws of Bay National Corporation
4.1*              Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*              Form of Common Stock Certificate
4.3*              Form of Warrant
10.1*             Form of Employment Agreement between Bay National Corporation and Hugh W. Mohler
10.2*             Form of Employment Agreement between Bay National Bank and Hugh W. Mohler
10.3*             Office   Lease  Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green
                  II Limited Partnership
10.4*             Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II
                  Limited Partnership
10.5*             Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and
                  Thomas C. Thompson
10.6#             Bay National Corporation Stock Option Plan
21.1*             Subsidiaries of Bay National Corporation


*  Previously  filed  by Bay  National  Corporation  as a part  of Bay  National
Corporation's Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781

#  Previously  filed  by Bay  National  Corporation  as a part  of Bay  National
Corporation's Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428