Form 10QSB
period 2002-03-31
BAY NATIONAL CORP
filed 2002-05-13
CIK 1089787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2002.

                        Commission file number: 333-87781



                            Bay National Corporation
             (Exact name of Registrant as specified in its charter)

                 Maryland                                   52-2176710
-----------------------------------------            ------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

   2328 West Joppa Road, Lutherville, MD                      21093
-----------------------------------------            ------------------------
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


The number of shares outstanding of the registrant's common stock on May 13, 2002:

         $.01 Par Value - 1,242,020

PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements

                                               BAY NATIONAL CORPORATION

                                             CONSOLIDATED BALANCE SHEETS
                                      As of March 31, 2002 and December 31, 2001

                                                                                    March 31,         December 31,
                                                                                      2002                2001
                                                                                 ---------------      ---------------
ASSETS                                                                            (Unaudited)

     Cash and due from banks                                                    $       252,110      $     3,065,479
     Federal funds sold and other overnight investments                               8,535,081            6,488,461
       Loans held for sale                                                              725,175              682,000
     Federal Reserve Bank stock                                                         275,940              275,940
     Loans, net of unearned fees                                                     40,352,194           35,862,055
         Less: Allowance for credit losses                                             (505,000)            (447,000)
                                                                                 ---------------      ---------------
              Loans, net                                                             39,847,194           35,415,055
     Premises and equipment, net                                                        790,632              830,626
     Accrued interest receivable and other assets                                       305,280              268,265
                                                                                 ---------------      ---------------

              Total Assets                                                      $    50,731,412      $    47,025,826
                                                                                 ===============      ===============


LIABILITIES

     Non-interest-bearing deposits                                              $     5,101,992      $     6,025,624
     Interest-bearing deposits                                                       37,159,177           32,113,503
                                                                                 ---------------      ---------------
         Total deposits                                                              42,261,169           38,139,127

     Accrued expenses and other liabilities                                             159,174              284,547
                                                                                 ---------------      ---------------

              Total Liabilities                                                      42,420,343           38,423,674
                                                                                 ---------------      ---------------


STOCKHOLDERS' EQUITY

     Common stock - $.01 par value,  authorized:
         9,000,000 shares authorized, 1,242,020 issued and
         outstanding as of March 31, 2002 and December 31, 2001,
         respectively:                                                                   12,420               12,420
     Surplus                                                                         12,407,780           12,407,780
     Accumulated deficit                                                             (4,109,131)          (3,818,048)
                                                                                 ---------------      ---------------

              Total stockholders' equity                                              8,311,069            8,602,152
                                                                                 ---------------      ---------------

              Total Liabilities and Stockholders' Equity                        $    50,731,412      $    47,025,826
                                                                                 ===============      ===============




                             See accompanying notes to consolidated financial statements.


                                                BAY NATIONAL CORPORATION

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                   For the three months ended March 31, 2002 and 2001
                                                       (Unaudited)

                                                                                       2002                 2001
                                                                                  ---------------      ---------------

INTEREST INCOME:
   Interest and fees on loans                                                   $        624,789      $       151,615
   Interest on federal funds sold and other overnight
        investments                                                                       31,190              204,245
                                                                                  ---------------      ---------------
   Total interest income                                                                 655,979              355,860

INTEREST EXPENSE ON DEPOSITS:                                                            288,616              149,300
                                                                                  ---------------      ---------------

Net interest income                                                                      367,363              206,560

Provision for credit losses                                                               58,000               47,500
                                                                                  ---------------      ---------------

Net interest income after provision for credit losses                                    309,363              159,060
                                                                                  ---------------      ---------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                                    18,398                3,090
   Gain on sale of mortgage loans                                                        117,693               10,692
   Other income                                                                            8,206                3,014
                                                                                  ---------------      ---------------
     Total non-interest income                                                           144,297               16,796
                                                                                  ---------------      ---------------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                                        447,981              340,604
   Occupancy expenses                                                                     52,955               44,135
   Furniture and equipment expenses                                                       49,075               46,966
   Legal and professional fees                                                            29,100               35,474
   Data processing and other outside services                                             66,044               67,592
   Other expenses                                                                         99,588               63,742
                                                                                  ---------------      ---------------
     Total non-interest expenses                                                         744,743              598,513
                                                                                  ---------------      ---------------

Loss before income taxes                                                                (291,083)            (422,657)
Income tax benefit                                                                             -                    -
                                                                                  ---------------      ---------------
Net Loss                                                                        $       (291,083)     $      (422,657)
                                                                                  ===============      ===============


Per Share Data:
   Net Loss (Basic and Diluted)                                                 $           (.23)     $          (.34)

   Average Shares Outstanding (Basic and Diluted)                                      1,242,020            1,242,020



                              See accompanying notes to consolidated financial statements.

                                              BAY NATIONAL CORPORATION

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                 For the three months ended March 31, 2002 and 2001
                                                    (Unaudited)

                                                                                  2002                  2001
                                                                             ----------------       --------------

Cash Flows From Operating Activities
   Net loss                                                                 $       (291,083)      $     (422,657)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                                   46,344               45,217
       Provision for credit losses                                                    58,000               47,500
       Gain on sale of loans                                                        (117,693)             (10,692)
       Origination of loans held for sale                                         (6,202,016)          (1,867,550)
       Proceeds from sale of loans                                                 6,276,534              701,642
       Net increase in accrued interest receivable and other assets                  (37,015)             (39,789)
       Net decrease in accrued expenses and other liabilities                       (125,373)              (8,928)
                                                                             ----------------       --------------
            Net cash used by operating activities                                   (392,302)          (1,555,257)
                                                                             ----------------       --------------

Cash Flows From Investing Activities
   Net increase in loans                                                          (4,490,139)          (3,838,538)
   Capital expenditures                                                               (6,350)             (29,813)
                                                                             ----------------       --------------
            Net cash used by investing activities                                 (4,496,489)          (3,868,351)
                                                                             ----------------       --------------

Cash Flows From Financing Activities
   Net increase in deposits                                                        4,122,042            4,208,619
                                                                             ----------------       --------------
            Net cash provided by financing activities                              4,122,042            4,208,619
                                                                             ----------------       --------------

Net decrease in cash and cash equivalents                                           (766,749)          (1,214,989)
Cash and cash equivalents at beginning of year                                     9,553,940           17,148,515
                                                                             ----------------       --------------

Cash and cash equivalents at end of period                                  $      8,787,191       $   15,933,526
                                                                             ================       ==============



















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

         The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National
Corporation's 2001 Annual Report on Form 10-KSB. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2002.

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States.

         Reclassifications

         Certain reclassifications have been made to amounts previously reported to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 2002, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of March 31, 2002 and 2001 and for the three month periods then ended.

General

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000, and a second office on May 26, 2000.

         The Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

Financial Condition

         As of March 31, 2002, total assets were $50,731,412. This represents growth of $3,705,586 or 7.88% since December 31, 2001. The growth in assets was attributable to deposit growth of $4,122,042 or 10.81% during the three months ended March 31, 2002. Deposits at March 31, 2002 were $42,261,169. Deposit growth resulted from various marketing efforts including direct marketing by officers and directors, direct mail campaigns, and listing of money market and certificate of deposit rates in print publications and on the Internet. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits.

         While the Bank does not rely on or solicit brokered deposits, regulatory rules require that approximately $3.7 million of deposits at March 31, 2002, and $700,000 of deposits at December 31, 2001 be classified as brokered deposits. These deposits were obtained through the listing of certificate of deposit rates on Internet based listing services. These deposits were obtained at rates competitive with the prevailing market rate for similar deposits in the Company's local markets. Management expects that it will continue to use this service as a complimentary source of readily available funds whenever the rates are competitive with local sources of funding. The Company has not paid broker fees for deposits as of March 31, 2002.

         As of March 31, 2002, loans excluding loans held for sale (net of a $505,000 allowance for credit losses) totaled $39,847,194. This represents an increase of $4,432,139 or 12.51% from December 31, 2001. The composition of the loan portfolio as of March 31, 2002 was approximately $27.5 million of commercial loans, $1.5 million of consumer loans, and $11.4 million of real estate loans. The composition of the loan portfolio as of December 31, 2001 was approximately $23.5 million of commercial loans, $2.1 million of consumer loans, and $10.3 million of real estate loans. There were $725,175 and $682,000 of mortgage loans held for sale as of March 31, 2002 and December 31, 2001, respectively. Funds not extended in loans are held in cash and due from banks, federal funds sold and other overnight investments, and Federal Reserve Bank stock. At March 31, 2002, the Company had federal funds sold and other overnight investments, and investments in Federal Reserve Bank stock totaling $8,811,021 as compared to $6,764,401 as of December 31, 2001. Growth in the loan portfolio is a direct result of the marketing efforts of bank employees as well as members of the Board of Directors, and the Baltimore and Salisbury Advisory Boards. The mix of loans is consistent with the initial plans for the business.

         Total capital at March 31, 2002 was $8,311,069 as compared to $8,602,152 at December 31, 2001. The decrease in capital is a result of the losses incurred in 2002 and is consistent with the initial expectations of management. Management believes that this capital is adequate to support asset growth and losses in 2002 similar to those achieved in the year ended December 31, 2001. However, management expects that additional capital may be required in the future to support growth. Management and the Board of Directors regularly monitor capital levels, and will proactively evaluate various alternatives for raising capital in advance of the actual need. Any such capital raising alternatives, if available at all, may be on terms which are not as favorable to the Company as desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

Results of Operations

         On a consolidated basis, the Company recorded a net loss of $291,083 for the three-month period ended March 31, 2002 as compared to a loss of $422,657 for the three-month period ended March 31, 2001. Operating results for subsequent periods in 2002 and for the year ending December 31, 2002 are also projected to reflect losses. The losses for the periods ended March 31, 2002 and 2001 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation.

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

         Net interest income for the three-month period ended March 31, 2002 was $367,363, compared to $206,560 for the same period in 2001. The 77.85% increase from the prior year is directly related to the 100.62% increase in average earning assets from $24,036,671 for the three-months ended March 31, 2001 to $48,221,773 for the three-months ended March 31, 2002. The increase in average earning assets was somewhat offset by a decline in average yields due to a declining interest rate environment. The average yields on these assets declined from 5.92% for the three-months ended March 31, 2001 to 5.44% for the three-months ended March 31, 2002.

         The percentage of average earning assets represented by loans increased from 31.12% for the three-month period ended March 31, 2001, to 79.32% for the three-month period ended March 31, 2002. Growth in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in an increase in average yields on earning assets. This would occur because the yields on loans are normally higher than yields on investment securities. However, the Bank's significant loan growth was partially offset by a reduction in investment yields as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 6.50% at December 31, 2000 to 5.00% at March 31, 2001 to 1.75% at March 31, 2002.

         For the three-month period ended March 31, 2002, the average yield on the loan portfolio decreased to 6.53% from 8.11% for the same period in 2001. The decrease in average yield was the result of the declining rate environment discussed above. The decline of 1.58% is significantly less than the 3.25% reduction in the target for the federal funds rate since March 31, 2001. Management was able to manage this decline by maintaining pricing discipline throughout 2001, as well as increasing the percentage of fixed rate loans in the loan portfolio. The average yield on the investment portfolio was 1.29% for the three-months ended March 31, 2002 as compared to 5.02% for the comparable period in 2001. The reduction in investment yields is entirely related to the declining rate environment.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions, and seeks to be competitive within the market. The Company has chosen to selectively compete for jumbo certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. During the three-month period ended March 31, 2002, the Company obtained approximately $3.7 million in new funds from the listing of certificate of deposit rates on Internet based listing services. These certificates of deposit were issued with an average interest rate of 3.06% and an average term of 13.22 months.

         The average rate on interest bearing deposits was 3.19% for the three-month period ended March 31, 2002, as compared to 4.50% for the same period in 2001. The decrease in average yield was the result of the declining rate environment discussed above. It is anticipated that both the volume of deposits and the interest expense will continue to increase during the remainder of 2002 based upon increased marketing activities.

         Comparing the three-month periods ended March 31, 2002 and 2001, the net interest margin decreased by 39 basis points, to 3.05% in 2002, from 3.44% in 2001, reflecting the impact of declining yields in the loan and investment portfolios which were not completely offset by corresponding declines in the rates paid on deposits.

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


                                                 Three Months Ended March 31, 2002

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   5,699,539    $     57,026            4.00%
    Real Estate - Construction                                          1,335,313          19,117            5.73
    Commercial                                                         28,666,865         494,718            6.90
    Consumer                                                            1,603,258          29,595            7.38
    Loans held for sale                                                   943,653          24,333           10.31
                                                                     -------------    ------------
         Total Loans                                                   38,248,628         624,789            6.53
Investment Securities                                                     275,940               -               -
Federal funds sold and other overnight investments                      9,697,205          31,190            1.29
                                                                     -------------    ------------
         Total Earning Assets                                          48,221,773         655,979            5.44%
                                                                                      ------------
Less: Allowance for credit losses                                        (457,311)
Cash and due from banks                                                   748,164
Premises and equipment, net                                               813,740
Accrued interest receivable and other assets                              242,819
                                                                     -------------
         Total Assets                                               $  49,569,185
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  19,877,308         152,200            3.06%
Regular savings deposits                                                2,463,448           7,585            1.23
Time deposits                                                          13,821,505         128,831            3.73
                                                                     -------------    ------------
         Total interest-bearing liabilities                            36,162,261         288,616            3.19%
                                                                                      ------------    ------------
         Net interest income and spread                                              $    367,363            2.25%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    4,694,911
Accrued expenses and other liabilities                                    227,241
Stockholders' equity                                                    8,484,772
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  49,569,185
                                                                     =============

Interest and fee income/earning assets                                       5.44 %
Interest expense/earning assets                                              2.39
                                                                     -------------
Net interest margin                                                          3.05 %
                                                                     =============








                                         Three Months Ended March 31, 2001

                                                                       Average                          Yield/
                                                                       Balance          Interest         Rate
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   2,347,288     $    32,842            5.60%
    Real Estate - Construction                                             83,307           1,789            8.59
    Commercial                                                          4,288,465          98,458            9.18
    Consumer                                                              586,522          13,377            9.12
    Loans held for sale                                                   174,017           5,149           11.84
                                                                     -------------     -----------
         Total Loans                                                    7,479,599         151,615            8.11
Investment Securities                                                     275,940               -               -
Federal funds sold and other overnight investments                     16,281,132         204,245            5.02
                                                                     -------------     -----------
         Total Earning Assets                                          24,036,671         355,860            5.92%
                                                                                       -----------
Less: Allowance for credit losses                                         (86,222)
Cash and due from banks                                                   317,070
Premises and equipment, net                                               941,449
Accrued interest receivable and other assets                               88,415
                                                                     -------------
         Total Assets                                               $  25,297,383
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  10,517,378         120,202            4.57%
Regular savings deposits                                                1,345,554           8,202            2.44
Time deposits                                                           1,411,162          20,896            5.92
                                                                     -------------     -----------
         Total interest-bearing liabilities                            13,274,094         149,300            4.50%
                                                                                       -----------    ------------
         Net interest income and spread                                               $   206,560            1.42%
                                                                                       ===========    ============
Non-interest-bearing demand deposits                                    2,013,208
Accrued expenses and other liabilities                                     64,350
Stockholders' equity                                                    9,945,731
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  25,297,383
                                                                     =============

Interest and fee income/earning assets                                       5.92 %
Interest expense/earning assets                                              2.48
                                                                     -------------
Net interest margin                                                          3.44 %
                                                                     =============


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

         Based upon management's analysis of the loan portfolio as of March 31, 2002, management allocated $505,000 to the allowance for credit losses as compared to $447,000 at December 31, 2001. The amount equates to 1.25% of outstanding loans, net of loans held for sale as of March 31, 2002 and December

31, 2001. This allocation is an estimate based on limited historical information, management's analysis, and the results of a third-party independent loan review, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors which may arise.

         Management considers the allowance appropriate and adequate to cover possible losses inherent in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit loss or that additional increases in the allowance will not be required.

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans and deposit account service charges. For the three-months ended March 31, 2002, the Company realized non-interest income in the amount of $144,297 as compared to $16,796 for the three-months ended March 31, 2001. Gain on the sale of mortgage loans of $117,693 is the most significant element of non-interest income, comprising 81.56% of the total for the three-months ended March 31, 2002. This compares to gain on the sale of mortgage loans of $10,692 or 63.66% of total non-interest income for the three-month period ended March 31, 2001. The increase in gains on the sale of mortgage loans is due to the fact that the Company began originating mortgages in February 2001 and, as a result, production was limited for the three-months ended March 31, 2001. In addition, the current low interest rate environment, combined with a strong housing market creating an exceptional market for mortgage products, has aided 2002 production. An increase in interest rates or a slow down in the housing market could negatively impact the Bank's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $18,398 for the three-months ended March 31, 2002 as compared to $3,090 for the three-months ended March 31, 2001. This increase as well as the increase in other income from $3,014 to $8,206, a 172.26% increase, can be directly attributed to the growth in the Company's loan and deposit portfolios.

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

Non-Interest Expense

        Non-interest expense for the three-months ended March 31, 2002, totaled $744,743 as compared to non-interest expense of $598,513 for the three-months ended March 31, 2001. The increase of $146,230 for the period resulted primarily from an increase in salaries and benefits of $107,377 related to increased commissions in the mortgage operation, and increased staffing for business development and operations functions. Other expenses increased by $35,846 or 56.24% due mostly to a $21,521 increase in advertising and public relations expenses incurred in an effort to attract new customers, with the remaining increase related to the costs of managing and servicing a larger customer base.

Liquidity And Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of March 31, 2002, the Company had $252,110 in cash and due from banks, and $8,535,081 in federal funds sold and other overnight investments. This is relatively consistent with the liquid assets as of December 31, 2001, which was comprised of $3,065,479 in cash and due from banks, and $6,488,461 in federal funds sold and other overnight investments. Growth in the Company's loan portfolio, without corresponding growth in deposits would reduce liquidity, as would reductions in the level of customer deposits.

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

 The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2002, which are expected to mature or reprice in each of the time periods shown:

                                                                             Maturity or repricing within
                                                  Percent         0 to 3      4 to 12       1 to 5          Over 5
                                    Amount       of Total         Months      Months         Years           Years
Interest-earning assets
   Federal funds sold and other
   overnight investments           $8,535,081         17.36%     $8,535,081        $    -       $    -       $    -
     Loans - Variable rate         23,311,488         47.42      23,311,488             -            -            -
     Loans - Fixed rate            17,040,706         34.66         932,801     2,796,888   12,557,661      753,356
   Other earning assets               275,940           .56               -             -            -      275,940
                                   ----------    -----------     ----------    ----------   ----------   ----------
      Total interest-earning
         assets                   $49,163,215        100.00%    $32,779,370    $2,796,888  $12,557,661   $1,029,296
                                   ==========    ===========     ==========    ==========   ==========   ==========

Interest-bearing liabilities
   Deposits - Variable rate       $21,677,215         58.34%    $21,677,215        $    -       $    -       $    -
   Deposits - Fixed rate           15,481,962         41.66       1,917,679     9,153,610    4,410,673            -
                                   ----------    -----------     ----------    ----------   ----------   ----------
      Total interest-bearing
         liabilities              $37,159,177        100.00%    $23,594,894    $9,153,610   $4,410,673       $    -
                                   ==========    ===========     ==========    ==========   ==========   ==========

Periodic repricing differences
   Periodic gap                                                 $ 9,184,476    $(6,356,72)  $8,146,988   $1,029,296
                                                                 ==========    ==========   ==========   ==========
   Cumulative gap                                               $ 9,184,476    $2,827,754  $10,974,742  $12,004,038
                                                                 ==========    ==========   ==========   ==========

Ratio of rate sensitive assets
    to rate sensitive
    liabilities                                                      138.93%        30.56%      284.71%      N/A


         As indicated by the table, the excess of interest-earning assets over interest-bearing liabilities of $12,004,038 is concentrated in the categories of items maturing or repricing within three months, and items maturing or repricing in 1 to 5 years. These items are offset by a large concentration of interest-bearing liabilities maturing or repricing in 4 to 12 months. These gaps exist as a result of mismatches in the demand for maturities on fixed rate loan products as compared to the demand for maturities on fixed rate deposit products. The excess of interest earning assets over interest-bearing liabilities maturing or repricing in the next 12 months would indicate that the Company should benefit from increases in interest rates during that period. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Capital Resources

         Stockholders' equity at March 31, 2002 was $8,311,069. The Company has declared no cash dividends since its inception.

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


                              Bay National Corporation


Date: May 13, 2002            By: /s/ Hugh W. Mohler
                                  --------------------------------------------
                                  Hugh W. Mohler, President
                                  (Principal Executive Officer)


Date: May 13, 2002            By: /s/ Mark A. Semanie
                                  --------------------------------------------
                                  Mark A. Semanie, Treasurer
                                  (Principal Accounting and Financial Officer)