Form 10KSB/A
period 2000-12-31
BAY NATIONAL CORP
filed 2002-06-28
CIK 1089787

BAY NATIONAL CORPORATION - LOGO

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to

                        Commission File Number 333-87781


                            Bay National Corporation
                            ------------------------
                 (Name of small business issuer in its charter)

         Maryland                                      52-2176710
         --------                                      ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

      2328 West Joppa Road, Lutherville, Maryland         21093
      -------------------------------------------         -----
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

      The aggregate market value of the common equity held by non-affiliates was $10,091,412 as of March 19, 2001, based on a sales price of $8.13 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 14, 2001.

      The number of shares outstanding of the issuer's Common Stock was 1,242,020 as of March 19, 2001.

      Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

      This 10-KSB/A is being filed to amend Item 13 to include the consent of Stegman & Company filed as Exhibit 23.1 that was inadvertently omitted from the original 10-KSB filing submitted on March 30, 2001. This 10-KSB/A also includes an amended Exhibit Index and signature page.

                            BAY NATIONAL CORPORATION

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit
No.      Description of Exhibit
---      ----------------------

3.1*     Articles of Incorporation of Bay National Corporation
3.2*     Bylaws of Bay National Corporation
4.1*     Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*     Form of Common Stock Certificate
4.3*     Form of Warrant
10.1*    Form of Employment Agreement between Bay National Corporation and Hugh
         W. Mohler
10.2*    Form of Employment Agreement between Bay National Bank and Hugh W.
         Mohler
10.3* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.4* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.5* Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
10.6#    Bay National Corporation Stock Option Plan
21.1*    Subsidiaries of Bay National Corporation
23.1     Consent of Stegman & Company

      The exhibits which are denominated by an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation's Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

      The exhibit which is denominated by the number sign (#) was previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation's Registration Statement on Form S-8 under the Securities Act of 1933, Registration Number 333-69428.



      (b) Reports of Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BAY NATIONAL CORPORATION

Date:  June 26, 2002                        By: /s/ Hugh W. Mohler
                                                --------------------------------
                                                  Hugh W. Mohler,
                                                  President

                                  EXHIBIT INDEX

Exhibit
No.      Description of Exhibit
---      ----------------------

3.1*     Articles of Incorporation of Bay National Corporation
3.2*     Bylaws of Bay National Corporation
4.1*     Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*     Form of Common Stock Certificate
4.3*     Form of Warrant
10.1*    Form of Employment Agreement between Bay National Corporation and Hugh
         W. Mohler
10.2*    Form of Employment Agreement between Bay National Bank and Hugh W.
         Mohler
10.3* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.4* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.5* Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
10.6#    Bay National Corporation Stock Option Plan
21.1*    Subsidiaries of Bay National Corporation
23.1     Consent of Stegman & Company

* Previously filed by Bay National Corporation as a part of Bay National Corporation's Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

# Previously filed by Bay National Corporation as a part of Bay National Corporation's Registration Statement on Form S-8 under the Securities Act of 1933, Registration Number 333-69428.