Form 10KSB/A
period 2001-12-31
BAY NATIONAL CORP
filed 2002-06-28
CIK 1089787

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

      The aggregate market value of the common equity held by non-affiliates was $8,694,140 as of March 26, 2002, based on a sales price of $7.00 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 12, 2002.

      The number of shares outstanding of the issuer's Common Stock was 1,242,020 as of March 26, 2002.

      Transitional Small Business Disclosure Format (check one):

                                   Yes __ No X

      This 10-KSB/A is being filed to amend Item 13 to include the consent of Stegman & Company filed as Exhibit 23.1 that was inadvertently omitted from the original 10-KSB filing submitted on April 1, 2002. This 10-KSB/A also includes an amended Exhibit Index and signature page.

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