Form 10QSB
period 2002-06-30
BAY NATIONAL CORP
filed 2002-08-13
CIK 1089787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 2002.

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


The number of shares outstanding of the registrant's common stock on August 12, 2002:

         $.01 Par Value - 1,242,020

PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements

                                               BAY NATIONAL CORPORATION

                                              CONSOLIDATED BALANCE SHEETS
                                       As of June 30, 2002 and December 31, 2001

                                                                                    June 30,           December 31,
                                                                                      2002                 2001
                                                                                 ---------------      ---------------
ASSETS                                                                            (Unaudited)
     Cash and due from banks                                                    $       344,087      $     3,065,479
     Federal funds sold and other overnight investments                              10,428,955            6,488,461
     Loans held for sale                                                              1,554,625              682,000
     Investment securities available for sale (AFS) - at fair value                     747,662             -
     Federal Reserve Bank stock                                                         275,940              275,940
     Federal Home Loan Bank of Atlanta stock                                             79,900             -
     Loans, net of unearned fees                                                     49,312,716           35,862,055
         Less: Allowance for credit losses                                             (617,000)            (447,000)
                                                                                 ---------------      ---------------
              Loans, net                                                             48,695,716           35,415,055
     Premises and equipment, net                                                        763,491              830,626
     Accrued interest receivable and other assets                                       331,819              268,265
                                                                                 ---------------      ---------------

              Total Assets                                                      $    63,222,195      $    47,025,826
                                                                                 ===============      ===============


LIABILITIES

     Non-interest-bearing deposits                                              $     6,800,282      $     6,025,624
     Interest-bearing deposits                                                       47,759,833           32,113,503
                                                                                 ---------------      ---------------
         Total deposits                                                              54,560,115           38,139,127

     Short-term borrowings                                                              407,000             -
     Accrued expenses and other liabilities                                             268,543              284,547
                                                                                 ---------------      ---------------

              Total Liabilities                                                      55,235,658           38,423,674
                                                                                 ---------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized: 9,000,000 shares authorized,
         1,242,020 issued and outstanding as of June 30, 2002 and December 31,
         2001, respectively:                                                             12,420               12,420
     Surplus                                                                         12,407,780           12,407,780
     Accumulated deficit                                                             (4,433,663)          (3,818,048)
                                                                                 ---------------      ---------------

              Total Stockholders' Equity                                              7,986,537            8,602,152
                                                                                 ---------------      ---------------

              Total Liabilities and Stockholders' Equity                        $    63,222,195      $    47,025,826
                                                                                 ===============      ===============







                             See accompanying notes to consolidated financial statements.

                                             BAY NATIONAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the three and six month periods ended June 30, 2002 and 2001
                                                    (Unaudited)

                                                         Three Months Ending                  Six Months
                                                              June 30,                     Ending June 30,
                                                       2002            2001              2002            2001
                                                    ------------    ------------     -------------    -----------
INTEREST INCOME:
   Interest and fees on loans                      $    752,267    $    314,921     $   1,377,056    $   466,536
   Interest on federal funds sold and other
     overnight investments                               25,814         115,853            57,004        320,098
   Taxable interest and dividends on investment
     securities                                           9,040           8,100             9,040          8,100
                                                    ------------    ------------     -------------    -----------
     Total interest income                              787,121         438,874         1,443,100        794,734
                                                    ------------    ------------     -------------    -----------

INTEREST EXPENSE:
   Interest on deposits                                 292,120         147,207           580,736        296,507
   Interest on short-term borrowings                        638          -                    638         -
                                                    ------------    ------------     -------------    -----------
     Total interest expense                             292,758         147,207           581,374        296,507
                                                    ------------    ------------     -------------    -----------

Net interest income                                     494,363         291,667           861,726        498,227

Provision for credit losses                             112,000         126,500           170,000        174,000
                                                    ------------    ------------     -------------    -----------

Net interest income after provision for
   credit losses                                        382,363         165,167           691,726        324,227
                                                    ------------    ------------     -------------    -----------

NON-INTEREST INCOME:
   Service charges on deposit accounts                   29,979           6,585            48,377          9,675
   Gain on sale of mortgage loans                       114,085          66,944           231,778         77,636
   Other income                                           8,961          14,699            17,167         17,713
                                                    ------------    ------------     -------------    -----------
     Total non-interest income                          153,025          88,228           297,322        105,024
                                                    ------------    ------------     -------------    -----------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                       512,907         386,958           960,888        727,562
   Occupancy expenses                                    54,044          54,787           106,999         98,922
   Furniture and equipment expenses                      52,633          42,093           101,708         89,059
   Legal and professional fees                           33,118          32,216            62,218         67,690
   Data processing and other outside services            82,643          76,291           148,687        143,884
   Other expenses                                       124,575          84,446           224,163        148,187
                                                    ------------    ------------     -------------    -----------
     Total non-interest expenses                        859,920         676,791         1,604,663      1,275,304
                                                    ------------    ------------     -------------    -----------

Loss before income taxes                               (324,532)       (423,396)         (615,615)      (846,053)
Income tax benefit                                       -               -                -               -
                                                    ------------    ------------     -------------    -----------
NET LOSS                                           $   (324,532)   $   (423,396)    $    (615,615)   $  (846,053)
                                                   =============   =============    ==============   ============

Per Share Data:
   Cash Dividends Paid                             $     -         $     -          $     -          $    -

   Net Loss (Basic and diluted)                    $       (.26)   $       (.34)    $        (.50)   $      (.68)
   Average Shares Outstanding (Basic and diluted)     1,242,020       1,242,020         1,242,020      1,242,020


                           See accompanying notes to consolidated financial statements.

                                            BAY NATIONAL CORPORATION

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the six-month periods ended June 30, 2002 and 2001
                                                   (Unaudited)

                                                                                2002                   2001
                                                                           -------------          -------------
Cash Flows From Operating Activities
   Net loss                                                                $    (615,615)         $    (846,053)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                               93,046                 90,991
       Amortization of investment discounts                                         (940)               -
       Provision for credit losses                                               170,000                174,000
       Gain on sale of loans                                                    (231,778)               (77,636)
       Origination of loans held for sale                                    (13,350,213)            (5,847,450)
       Proceeds from sale of loans                                            12,709,366              5,304,286
       Net increase in accrued interest receivable and other assets              (63,554)               (79,894)
       Net (decrease) increase in accrued expenses and other liabilities         (16,004)                33,183
                                                                           -------------          -------------

            Net cash used by operating activities                             (1,305,692)            (1,248,573)
                                                                           -------------          -------------

Cash Flows From Investing Activities
    Purchases of investment securities - AFS                                    (746,722)               -
   Purchase of Federal Home Loan Bank of Atlanta stock                           (79,900)               -
   Net increase in loans                                                     (13,450,661)           (13,865,005)
   Capital expenditures                                                          (25,911)               (35,214)
                                                                           -------------          -------------
            Net cash used by investing activities                            (14,303,194)           (13,900,219)
                                                                           -------------          -------------

Cash Flows From Financing Activities
   Net increase in deposits                                                   16,420,988              6,294,501
   Net increase in short-term borrowings                                         407,000                -
                                                                           -------------          -------------
            Net cash provided by financing activities                         16,827,988              6,294,501
                                                                           -------------          -------------

Net increase (decrease) in cash and cash equivalents                           1,219,102             (8,854,291)
Cash and cash equivalents at beginning of period                               9,553,940             17,148,515
                                                                           -------------          -------------

Cash and cash equivalents at end of period                                 $  10,773,042          $   8,294,224
                                                                           =============          =============


















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

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

         As of June 30, 2002, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of June 30, 2002 and 2001 and for the three and six-month periods ended June 30, 2002 and 2001.

General

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000, and a second office on May 26, 2000.

         The Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

Critical Accounting Policies

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Management uses many factors including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes of the Company in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from management's estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

The Company believes its most critical accounting policy relates to the allowance for loan losses. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market.

Financial Condition

         As of June 30, 2002, total assets were $63,222,195. This represents growth of $16,196,369 or 34.44% since December 31, 2001. The growth in assets was funded by deposit growth of $16,420,988 or 43.06% during the six months ended June 30, 2002. Deposits at June 30, 2002 were $54,560,115. Deposit growth resulted from various marketing efforts including direct marketing by officers and directors, direct mail campaigns, and listing of money market and certificate of deposit rates in print publications and on the Internet. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits.

         While the Bank does not rely on or solicit brokered deposits, regulatory rules require that approximately $5.3 million of deposits at June 30, 2002, and $700,000 of deposits at December 31, 2001 be classified as brokered deposits. These deposits were obtained through the listing of certificate of deposit rates on Internet based listing services. These deposits were obtained at rates competitive with the prevailing market rate for similar deposits in the Company's local markets. The certificates of deposit outstanding at June 30, 2002 had an average interest rate of 3.12% and an average term of 12.77 months. Management expects that it will continue to use this service as a complimentary source of readily available funds whenever the rates are competitive with local sources of funding. The Company has not paid broker fees for deposits as of June 30, 2002.

         As of June 30, 2002, loans excluding loans held for sale (net of a $617,000 allowance for credit losses) totaled $48,695,716. This represents an increase of $13,280,661 or 37.50% from December 31, 2001. The composition of the loan portfolio as of June 30, 2002 was approximately $33.2 million of commercial loans, $1.7 million of consumer loans, and $14.4 million of real estate loans. The composition of the loan portfolio as of December 31, 2001 was approximately $23.5 million of commercial loans, $2.1 million of consumer loans, and $10.3 million of real estate loans. There were $1,554,625 and $682,000 of mortgage loans held for sale as of June 30, 2002 and December 31, 2001, respectively. Growth in the loan portfolio is a direct result of the marketing efforts of bank employees as well as members of the Board of Directors, and the Baltimore and Salisbury Advisory Boards. The mix of loans is consistent with the initial plans for the business.

         Funds not extended in loans are held in cash and due from banks, federal funds sold and other overnight investments, short-term U.S. Treasury securities, Federal Reserve Bank stock, and Federal Home Loan Bank of Atlanta
(FHLB) stock. At June 30, 2002, the Company had federal funds sold and other overnight investments totaling $10,428,955 as compared to $6,488,461 as of December 31, 2001. The Company held $275,940 of Federal Reserve Bank stock at both June 30, 2002, and December 31, 2001. The Company purchased Federal Home Loan Bank of Atlanta stock for $79,900, and United States Treasury bills with a maturity value of $750,000 during the three months ended June 30, 2002. The purchase of the FHLB stock was made in order to become a member of the FHLB. This membership brings certain benefits to the Bank including access to borrowing facilities that can be used to meet liquidity needs, and access to innovative deposit products that can be offered to the Bank's customers. The Treasury securities are used to collateralize repurchase agreements under which $407,000 is outstanding as of June 30, 2002.

         Total capital at June 30, 2002 was $7,986,537 as compared to $8,602,152 at December 31, 2001. The decrease in capital is a result of the losses incurred in 2002 and is consistent with the initial expectations of management. Management believes that this capital is adequate to support asset growth and losses in 2002 similar to those achieved in the year ended December 31, 2001. However, management expects that additional capital may be required in the future to support growth. Management and the Board of Directors regularly monitor capital levels, and are actively evaluating various alternatives for raising capital in advance of the actual need. Any such capital raising alternatives, if available at all, may be on terms which are not as favorable to the Company as desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

Results of Operations

         On a consolidated basis, the Company recorded a net loss of $324,532 and $615,615 for the three-month and six-month periods ended June 30, 2002, this compares to a net loss of $423,396 and $846,053 for the three-month and six-month periods ended June 30, 2001. The improvement in results for the six-month period as compared to the same period in 2001 is a direct result of the overall growth in the loan portfolio from $19,513,326 at June 30, 2001 to $49,312,716 at June 30, 2002. Operating results for subsequent periods in 2002 and for the year ending December 31, 2002 are also projected to reflect losses. The losses for the periods ended June 30, 2002 and 2001 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation.

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

         Net interest income for the three-month period ended June 30, 2002 was $494,363, compared to $291,667 for the same period in 2001. Net interest income for the six-month period ended June 30, 2002 was $861,726, compared to $498,227 for the same period in 2001. The 69.50% and 72.96% increases for the three and six-month periods are directly related to the increase in average earning assets for the periods. Average earning assets increased $26,381,676 or 104.53% for the six-months ended June 30, 2002 as compared to the six-months ended June 30, 2001. The yields on these assets were 5.59% for the six-months ended June 30, 2002 and 6.30% for the six-months ended June 30, 2001. The decline in average yields is directly related to the declining interest rate environment over the past 18 months.

         The percentage of average earning assets represented by loans increased from 45.31% for the six-month period ended June 30, 2001, to 81.84% for the six-month period ended June 30, 2002. Growth in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in an increase in average yields on earning assets. This would occur because the yields on loans are normally higher than yields on investment securities. However, the Bank's significant loan growth was partially offset by a reduction in loan and investment yields as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 6.50% at December 31, 2000 to 3.75% at June 30, 2001 to its current target of 1.75% which has been in effect since December 11, 2001.

         For the six-month period ended June 30, 2002, the average yield on the loan portfolio decreased to 6.52% from 8.16% for the same period in 2001. The decrease in average yield was the result of the declining rate environment discussed above. The decline of 1.64% is less than the 2.00% reduction in the target for the federal funds rate since June 30, 2001. Management was able to manage this decline by maintaining pricing discipline throughout 2001 and the first six months of 2002, as well as increasing the percentage of fixed rate loans in the loan portfolio. The average yield on the investment portfolio was 1.41% for the six-months ended June 30, 2002 as compared to 4.76% for the comparable period in 2001. The reduction in investment yields is entirely related to the declining rate environment.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for jumbo certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. During the six-month period ended June 30, 2002, the Company obtained approximately $8.6 million in new funds, including $4.6 million of deposits classified as brokered deposits, from the listing of certificate of deposit rates on Internet based listing services. These certificates of deposit were issued with an average interest rate of 3.31% and an average term of 18.1 months.

         The average rate on interest bearing deposits was 2.97% for the six-month period ended June 30, 2002, as compared to 3.93% for the same period in 2001. The decrease in average rate was the result of the declining rate environment discussed above. It is anticipated that interest expense will continue to increase during the remainder of 2002 based upon continued growth in deposits.

         Comparing the six-month periods ended June 30, 2002 and 2001, the net interest margin decreased by 61 basis points, to 3.34% in 2002, from 3.95% in 2001, reflecting the impact of declining yields in the loan and investment portfolios which were not completely offset by corresponding declines in the rates paid on deposits.

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

                                           Six Months Ended June 30, 2002

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   6,243,532    $    142,671            4.57%
    Real Estate - Construction                                          1,514,735          46,341            6.12
    Commercial                                                         31,649,595       1,078,216            6.81
    Consumer                                                            1,767,522          64,897            7.34
    Loans held for sale                                                 1,070,462          44,931            8.39
                                                                     -------------    ------------
         Total Loans                                                   42,245,846       1,377,056            6.52
Investment Securities                                                     388,727           9,040            4.65
Federal funds sold and other overnight investments                      8,985,655          57,004            1.27
                                                                     -------------    ------------
         Total Earning Assets                                          51,620,228       1,443,100            5.59%
                                                                                      ------------
Less: Allowance for credit losses                                        (506,122)
Cash and due from banks                                                   679,465
Premises and equipment, net                                               795,051
Accrued interest receivable and other assets                              260,278
                                                                     -------------
         Total Assets                                               $  52,848,900
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  20,228,970         263,474            2.60%
Regular savings deposits                                                2,338,481          14,486            1.24
Time deposits                                                          16,523,476         302,776            3.66
Short-term borrowings                                                      85,514             638            1.49
                                                                     -------------    ------------
         Total interest-bearing liabilities                            39,176,441         581,374            2.97%
                                                                                      ------------    ------------
         Net interest income and spread                                              $    861,726            2.62%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    5,193,356
Accrued expenses and other liabilities                                    176,700
Stockholders' equity                                                    8,302,403
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  52,848,900
                                                                     =============

Interest and fee income/earning assets                                       5.59 %
Interest expense/earning assets                                              2.25
                                                                     -------------
Net interest margin                                                          3.34 %
                                                                     =============















                         Six Months Ended June 30, 2001

                                                                       Average                          Yield/
                                                                       Balance          Interest         Rate
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   2,635,672     $   104,355            7.92%
    Real Estate - Construction                                            264,748          10,131            7.65
    Commercial                                                          7,122,970         293,079            8.23
    Consumer                                                            1,138,731          45,621            8.01
    Loans held for sale                                                   273,170          13,350            9.77
                                                                     -------------     -----------
         Total Loans                                                   11,435,291         466,536            8.16
Investment Securities                                                     275,940           8,100            5.87
Federal funds sold and other overnight investments                     13,527,321         320,098            4.73
                                                                     -------------     -----------
         Total Earning Assets                                          25,238,552         794,734            6.30%
                                                                                       -----------
Less: Allowance for credit losses                                        (126,022)
Cash and due from banks                                                   880,757
Premises and equipment, net                                               956,277
Accrued interest receivable and other assets                               71,104
                                                                     -------------
         Total Assets                                               $  27,020,668
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  11,550,005         227,083            3.93%
Regular savings deposits                                                1,929,353          22,805            2.36
Time deposits                                                           1,596,978          46,619            5.84
                                                                     -------------     -----------
         Total interest-bearing liabilities                            15,076,336         296,507            3.93%
                                                                                       -----------    ------------
         Net interest income and spread                                               $   498,227            2.37%
                                                                                       ===========    ============
Non-interest-bearing demand deposits                                    2,029,059
Accrued expenses and other liabilities                                    142,819
Stockholders' equity                                                    9,772,454
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  27,020,668
                                                                     =============

Interest and fee income/earning assets                                       6.30 %
Interest expense/earning assets                                              2.35
                                                                     -------------
Net interest margin                                                          3.95 %
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

         Management uses a loan grading system where all loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for potential losses. Management also judgmentally establishes an additional unallocated reserve based upon the belief that the loan portfolio is not yet large, diversified and seasoned enough to fully validate the assumptions used in the loan grading system.

         Based upon management's analysis of the loan portfolio as of June 30, 2002, management allocated $617,000 to the allowance for credit losses as compared to $447,000 at December 31, 2001. The amount equates to 1.25% of outstanding loans, net of loans held for sale as of June 30, 2002 and December 31, 2001. This allocation is an estimate based on limited historical information, management's analysis, and the results of a third-party independent loan review, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors that may arise.

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

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, mortgage origination fees, deposit account service charges, and cash management fees. For the three-month and six-month periods ended June 30, 2002, the Company realized non-interest income in the amount of $153,025 and $297,322 as compared to $88,228 and $105,024 for the three-month and six-month periods ended June 30, 2001. Gains on the sale of mortgage loans of $114,085 and $231,778 is the most significant element of non-interest income, comprising 74.55% and 77.96% of the total for the three-months and six-months ended June 30, 2002. This compares to gains on the sale of mortgage loans of $66,944 or 75.88% and $77,636 or 73.92% of total non-interest income for the three-month and six-month periods ended June 30, 2001. The increase in gains on the sale of mortgage loans is due to the fact that the Company began originating mortgages in February 2001 and, as a result, production was limited for the six-months ended June 30, 2001. In addition, the current low interest rate environment, combined with a strong housing market creating an exceptional market for mortgage products, has aided 2002 production. An increase in interest rates or a slow down in the housing market could negatively impact the Bank's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $29,979 and $48,377 for the three-month and six-month periods ended June 30, 2002 as compared to $6,585 and $9,675 for the same periods in 2001. These increases of 355.26% and 400.02% can be directly attributed to the growth in the Company's deposit portfolio.

         The Company will continue to seek ways to expand its sources of non-interest income. The Company is working aggressively to enhance its ability to offer cash management services to commercial customers in order to generate additional deposits or increase cash management fee income. In the future, the Company may also enter into fee arrangements with strategic partners that offer mutual fund investment products, investment advisory services, and insurance products. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month and six-month periods ended June 30, 2002, totaled $859,920 and $1,604,663, respectively. This compares to non-interest expense for the comparable periods in 2001, totaling $676,791 and $1,275,304, respectively. The increase of $329,359 or 25.83% for the six-month period resulted from an increase in salaries and benefits of $233,326 related to staff growth to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. In addition, the heavy mortgage volume resulted in increased mortgage commissions and benefits of approximately $88,000. The $75,976 or 51.27% increase in other expenses for the six months ended June 30, 2002 as compared to the same period in 2001 is a result of increased marketing expenditures of approximately $37,000, as well as approximately $33,000 of increased operating expenses such as telephone, postage, courier, and printing expenses which have increased with the growing customer base. Non-interest expense for the three-month period ended June 30,

2002 increased by $183,129 or 27.06% as compared to the same period for the prior year. The increase is directly attributable to the same factors that resulted in the increase for the comparable six-month periods. Management believes that further growth in the Company's customer base can be accommodated without proportionate increases in these costs.

Liquidity And Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of June 30, 2002, the Company had $344,087 in cash and due from banks, and $10,428,955 in federal funds sold and other overnight investments. This represents an increase in liquid assets of $1,219,102 or
12.76% since December 31, 2001, at which time liquid assets were comprised of $3,065,479 in cash and due from banks, and $6,488,461 in federal funds sold and other overnight investments. As of June 30, 2002, the bank had approximately $18.4 million of unfunded loan commitments, of which various types of revolving credit facilities, which are not typically fully funded, represented approximately $14.3 million. Growth in the Company's loan portfolio, without corresponding growth in deposits would reduce liquidity, as would reductions in the level of customer deposits.

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

         The   following   table  sets   forth  the  amount  of  the   Company's
interest-earning assets and interest-bearing liabilities as of June 30, 2002, which are expected to mature or reprice in each of the time periods shown:

                                                                    Maturity or repricing within
                                                   Percent of     0 to 3           4 to 12            1 to 5             Over 5
                                     Amount           Total       Months            Months            Years               Years
Interest-earning assets
   Federal funds sold and other
   overnight investments           $10,428,955        16.71%    $10,428,955       $      --         $      --         $      --
   Loans - Variable rate            29,883,944        47.89      29,883,944              --                --                --
   Loans - Fixed rate               19,428,772        31.14       1,217,877         2,545,349        14,592,073         1,073,473
   Other earning assets              2,658,127         4.26       2,302,287              --                --             355,840
                                    ----------       ------       ---------         ---------        ----------         ---------
      Total interest-earning
         assets                    $62,399,798       100.00%    $43,833,063       $ 2,545,349       $14,592,073       $ 1,429,313
                                    ==========       ======       =========         =========        ==========         =========

Interest-bearing liabilities
   Deposits - Variable rate        $25,211,692        52.34%    $25,211,692       $      --         $      --         $      --
   Deposits - Fixed rate            22,548,141        46.81       5,762,761         8,559,837         8,225,543              --
   Short-term borrowings -
        Variable rate                  407,000          .85         407,000              --                --                --
                                    ----------       ------       ---------         ---------        ----------         ---------
      Total interest-bearing
         liabilities               $48,166,833       100.00%    $31,381,453       $ 8,559,837       $ 8,225,543       $      --
                                    ==========       ======      ==========         =========        ==========         =========

   Periodic repricing differences
      Periodic gap                                             $ 12,451,610        $(6,014,48)       $6,366,530        $1,429,313
                                                               ============        ==========       ===========       ===========
      Cumulative gap                                           $ 12,451,610        $6,437,122       $12,803,652       $14,232,965
                                                               ============        ==========       ===========       ===========

   Ratio of rate sensitive assets
       to rate sensitive
       liabilities                                                   139.68%            29.74%           177.40%              N/A



         As indicated by the table, the excess of interest-earning assets over interest-bearing liabilities of $14,232,965 is concentrated in the categories of items maturing or repricing within three months, and items maturing or repricing in 12 months or more. These items are offset by a large concentration of interest-bearing liabilities maturing or repricing in 4 to 12 months. These gaps exist as a result of mismatches in the demand for maturities on fixed rate loan products as compared to the demand for maturities on fixed rate deposit products. The excess of interest earning assets over interest-bearing liabilities maturing or repricing in the next 12 months would indicate that the Company should benefit from increases in interest rates during that period. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Capital Resources

         Stockholders' equity at June 30, 2002 was $7,986,537. The Company has declared no cash dividends since its inception.

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

Item 4.    Submission of Matters to a Vote of Securities Holders.

         At the Company's Annual Meeting of Stockholders held May 20, 2002, the following directors were elected to serve a three-year term expiring upon the date of the Company's 2005 Annual Meeting or until their respective successors are duly elected and qualified.

                                               Votes Cast

                              For                Withheld             Total
Carroll A. Bodie            909,913                 -                909,913
Charles E. Bounds           904,913               5,000              909,913
John R. Lerch               909,913                 -                909,913


Names of other directors continuing in office:

Donald G. McClure, Jr.
Hugh W. Mohler
Robert L. Moore
H. Victor Rieger, Jr.
Margaret K. Riehl
William B. Rinnier
Edwin A. Rommel III
Henry H. Stansbury
Kenneth H. Trout
Eugene M. Waldron, Jr.

           At the Company's Annual Meeting of Stockholders held May 20, 2002, the selection of Stegman & Company to serve as independent auditors for the 2002 fiscal year was ratified by the following vote:

                                       Votes Cast

            For              Against              Abstain              Total

          908,913               -                  1,000              909,913

There were no broker nonvotes on these matters.

Item 5.    Other Information.

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)        Exhibits.

           99.1 Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350

           (b)        Reports on Form 8-K.

           None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Bay National Corporation


Date: August 13, 2002           By: /s/ Hugh W. Mohler
                                    --------------------------------------------
                                    Hugh W. Mohler, President
                                    (Principal Executive Officer)


Date: August 13, 2002           By: /s/ Mark A. Semanie
                                    --------------------------------------------
                                    Mark A. Semanie, Treasurer
                                    (Principal Accounting and Financial Officer)