Form 10QSB
period 2002-09-30
BAY NATIONAL CORP
filed 2002-11-13
CIK 1089787

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2002.

                        Commission file number: 333-87781



                            Bay National Corporation
             (Exact name of Registrant as specified in its charter)

                Maryland                                  52-2176710
----------------------------------------           ------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

  2328 West Joppa Road, Lutherville, MD                     21093
----------------------------------------           ------------------------
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


The number of shares outstanding of the registrant's common stock on November 13, 2002:

         $.01 Par Value - 1,242,020

PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements

                                               BAY NATIONAL CORPORATION

                                              CONSOLIDATED BALANCE SHEETS
                                    As of September 30, 2002 and December 31, 2001

                                                                                 September 30,         December 31,
                                                                                      2002                 2001
                                                                                ----------------      ---------------
ASSETS                                                                            (Unaudited)

     Cash and due from banks                                                  $         674,622      $     3,065,479
     Federal funds sold and other overnight investments                              10,910,886            6,488,461
       Loans held for sale                                                            2,144,057              682,000
     Investment securities available for sale (AFS) - at fair value                     747,797             -
       Federal Reserve Bank stock                                                       275,940              275,940
       Federal Home Loan Bank of Atlanta stock                                           79,900             -
     Loans, net of unearned fees                                                     59,000,869           35,862,055
         Less: Allowance for credit losses                                             (738,000)            (447,000)
                                                                                ----------------      ---------------
              Loans, net                                                             58,262,869           35,415,055
     Premises and equipment, net                                                        746,832              830,626
     Accrued interest receivable and other assets                                       371,064              268,265
                                                                                ----------------      ---------------

              Total Assets                                                    $      74,213,967      $    47,025,826
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $       5,641,208      $     6,025,624
     Interest-bearing deposits                                                       60,055,236           32,113,503
                                                                                ----------------      ---------------
         Total deposits                                                              65,696,444           38,139,127

     Short-term borrowings                                                              441,000             -
     Accrued expenses and other liabilities                                             316,724              284,547
                                                                                ----------------      ---------------

              Total Liabilities                                                      66,454,168           38,423,674
                                                                                ----------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized: 9,000,000 shares authorized,
         1,242,020 issued and outstanding as of September 30, 2002 and December
         31, 2001, respectively:                                                         12,420               12,420
     Surplus                                                                         12,407,780           12,407,780
     Accumulated deficit                                                             (4,660,401)          (3,818,048)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                              7,759,799            8,602,152
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $      74,213,967      $    47,025,826
                                                                                ================      ===============







                             See accompanying notes to consolidated financial statements.


                                             BAY NATIONAL CORPORATION

                                     CONSOLIDATED STATEMENTS OF OPERATIONS For
                        the three and nine month periods ended September 30, 2002 and 2001
                                                    (Unaudited)

                                                        Three Months Ending                  Nine Months
                                                           September 30,                Ending September 30,
                                                      2002             2001             2002             2001
                                                   ------------     ------------    -------------     -----------
INTEREST INCOME:
   Interest and fees on loans                     $    920,473     $    432,459    $   2,297,529     $   898,995
   Interest on federal funds sold and other
     overnight investments                              31,533           68,191           88,537         388,289
   Taxable interest and dividends on investment
     securities                                          4,164           -                13,204           8,100
                                                   ------------     ------------    -------------     -----------
     Total interest income                             956,170          500,650        2,399,270       1,295,384
                                                   ------------     ------------    -------------     -----------

INTEREST EXPENSE:
   Interest on deposits                                357,297          194,875          938,033         491,382
   Interest on short-term borrowings                     2,556           -                 3,194          -
                                                   ------------     ------------    -------------     -----------
     Total interest expense                            359,853          194,875          941,227         491,382
                                                   ------------     ------------    -------------     -----------

Net interest income                                    596,317          305,775        1,458,043         804,002

Provision for credit losses                            121,000           59,000          291,000         233,000
                                                   ------------     ------------    -------------     -----------

Net interest income after provision for
   credit losses                                       475,317          246,775        1,167,043         571,002
                                                   ------------     ------------    -------------     -----------

NON-INTEREST INCOME:
   Service charges on deposit accounts                  23,805            6,844           72,182          16,519
   Gain on sale of mortgage loans                      169,988           61,876          401,766         139,512
   Other income                                          9,480           10,915           26,647          28,628
                                                   ------------     ------------    -------------     -----------
     Total non-interest income                         203,273           79,635          500,595         184,659
                                                   ------------     ------------    -------------     -----------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                      553,712          381,126        1,514,600       1,108,688
   Occupancy expenses                                   52,314           49,561          159,313         148,483
   Furniture and equipment expenses                     49,131           43,759          150,839         132,818
   Legal and professional fees                          43,367           25,616          105,585          93,306
   Data processing and other outside services           88,849           81,223          237,536         225,107
   Other expenses                                      117,955           98,141          342,118         246,328
                                                   ------------     ------------    -------------     -----------
     Total non-interest expenses                       905,328          679,426        2,509,991       1,954,730
                                                   ------------     ------------    -------------     -----------

Loss before income taxes                              (226,738)        (353,016)        (842,353)     (1,199,069)
Income tax benefit                                      -                -               -                -
                                                   ------------     ------------    -------------     -----------
NET LOSS                                          $   (226,738)    $   (353,016)   $    (842,353)    $(1,199,069)
                                                   ============     ============    =============     ===========

Per Share Data:
   Cash Dividends Paid                            $     -          $     -         $     -           $    -

   Net Loss (Basic and diluted)                   $       (.18)    $       (.28)   $        (.68)    $      (.97)
   Average Shares Outstanding (Basic and diluted)    1,242,020        1,242,020        1,242,020       1,242,020


                           See accompanying notes to consolidated financial statements.


                                             BAY NATIONAL CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                             the nine-month periods ended September 30, 2002 and 2001
                                                   (Unaudited)

                                                                                2002                   2001
                                                                            -------------          -------------

Cash Flows From Operating Activities
   Net loss                                                                $    (842,353)         $  (1,199,069)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                              140,982                136,763
       Accretion of investment discounts                                          (4,010)               -
       Provision for credit losses                                               291,000                233,000
       Gain on sale of loans                                                    (401,766)              (139,512)
       Origination of loans held for sale                                    (23,130,720)            (9,726,850)
       Proceeds from sale of loans                                            22,070,429              8,809,562
       Net increase in accrued interest receivable and other assets             (102,799)              (140,974)
       Net increase in accrued expenses and other liabilities                     32,177                 85,647
                                                                            -------------          -------------

            Net cash used by operating activities                             (1,947,060)            (1,941,433)
                                                                            -------------          -------------

Cash Flows From Investing Activities
    Purchases of investment securities - AFS                                  (1,493,787)               -
   Maturities of investment securities - AFS                                     750,000                -
   Purchase of Federal Home Loan Bank of Atlanta stock                           (79,900)               -
   Net increase in loans                                                     (23,138,814)           (18,574,841)
   Capital expenditures                                                          (57,188)               (40,782)
                                                                            -------------          -------------
            Net cash used by investing activities                            (24,019,689)           (18,615,623)
                                                                            -------------          -------------

Cash Flows From Financing Activities
   Net increase in deposits                                                   27,557,317             15,154,088
    Net increase in short-term borrowings                                        441,000                -
                                                                            -------------          -------------
            Net cash provided by financing activities                         27,998,317             15,154,088
                                                                            -------------          -------------

Net increase (decrease) in cash and cash equivalents                           2,031,568             (5,402,968)
Cash and cash equivalents at beginning of period                               9,553,940             17,148,515
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                 $  11,585,508          $  11,745,547
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

         The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation's 2001 Annual Report on Form 10-KSB. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2001 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2002.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

         As of September 30, 2002, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of September 30, 2002 and 2001 and for the three and nine-month periods ended September 30, 2002 and 2001.

General

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000, and a second office on May 26, 2000.

         The Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

Critical Accounting Policies

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Management uses many factors including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes of the Company in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from management's estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

         The Company believes its most critical accounting policy relates to the allowance for loan losses. The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows or values that are observable in the secondary market.

Financial Condition

         As of September 30, 2002, total assets were $74,213,967. This represents growth of $27,188,141 or 57.82% since December 31, 2001. The growth in assets was funded by deposit growth of $27,557,317 or 72.25% during the nine months ended September 30, 2002. Deposits at September 30, 2002 were $65,696,444. Deposit growth resulted from various marketing efforts including direct marketing by officers and directors, direct mail campaigns, and listing of money market and certificate of deposit rates in print publications and on the Internet. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits.

         While the Bank does not rely on or solicit brokered deposits, regulatory rules require that approximately $4.6 million of deposits at September 30, 2002, and $700,000 of deposits at December 31, 2001 be classified as brokered deposits. These deposits were obtained through the listing of certificate of deposit rates on Internet based listing services. These deposits were obtained at rates competitive with the prevailing market rate for similar deposits in the Company's local markets. The certificates of deposit outstanding at September 30, 2002 had an average interest rate of 3.19% and an average term of 14.85 months. Management expects that it will continue to use this service as a complimentary source of readily available funds whenever the rates are competitive with local sources of funding. The Company has not paid broker fees for deposits as of September 30, 2002.

         As of September 30, 2002, loans excluding loans held for sale (net of a $738,000 allowance for credit losses) totaled $58,262,869. This represents an increase of $22,847,814 or 64.51% from December 31, 2001. The composition of the loan portfolio as of September 30, 2002 was approximately $38.9 million of commercial loans, $2.6 million of consumer loans, and $17.5 million of real estate loans. The composition of the loan portfolio as of December 31, 2001 was approximately $23.5 million of commercial loans, $2.1 million of consumer loans, and $10.3 million of real estate loans. There were $2,144,057 and $682,000 of mortgage loans held for sale as of September 30, 2002 and December 31, 2001, respectively. Growth in the loan portfolio is a direct result of the marketing efforts of bank employees as well as members of the Board of Directors, and the Baltimore and Salisbury Advisory Boards. The mix of loans is consistent with the initial plans for the business.

         Funds not extended in loans are held in cash and due from banks, federal funds sold and other overnight investments, short-term U.S. Treasury securities, Federal Reserve Bank stock, and Federal Home Loan Bank of Atlanta
(FHLB) stock. At September 30, 2002, the Company had federal funds sold and other overnight investments totaling $10,910,886 as compared to $6,488,461 as of December 31, 2001. The Company held $275,940 of Federal Reserve Bank stock at both September 30, 2002, and December 31, 2001. The Company also held Federal Home Loan Bank of Atlanta stock of $79,900, and United States Treasury bills with a maturity value of $750,000 as of September 30, 2002. The purchase of the FHLB stock was made during June 2002 in order to become a member of the FHLB. This membership brings certain benefits to the Bank including access to borrowing facilities that can be used to meet liquidity needs, and access to innovative deposit products that can be offered to the Bank's customers. The Treasury securities are used to collateralize repurchase agreements under which $441,000 is outstanding as of September 30, 2002.

         Total capital at September 30, 2002 was $7,759,799 as compared to $8,602,152 at December 31, 2001. The decrease in capital is a result of the losses incurred in 2002 and is consistent with the initial expectations of management. Management believes that this capital is adequate to support asset growth and losses in 2002 similar to those achieved in the year ended December 31, 2001. However, management expects that additional capital will be required in the future to support growth. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

Results of Operations

         On a consolidated basis, the Company recorded a net loss of $226,738 and $842,353 for the three-month and nine-month periods ended September 30, 2002, this compares to a net loss of $353,016 and $1,199,069 for the three-month and nine-month periods ended September 30, 2001. The improvement in results for the nine-month period as compared to the same period in 2001 is a direct result of the 143.57% growth in the loan portfolio from $24,223,162 at September 30, 2001 to $59,000,869 at September 30, 2002. Operating results for the remainder of 2002 and for the year ending December 31, 2002 are also projected to reflect losses. The losses for the periods ended September 30, 2002 and 2001 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation. Management does not expect the Company to achieve profitability, if at all, until the second or third quarter of 2003.

Net Interest Income

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold; interest-bearing deposits and other short-term borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

         Net interest income for the three-month period ended September 30, 2002 was $596,317, compared to $305,775 for the same period in 2001. Net interest income for the nine-month period ended September 30, 2002 was $1,458,043, compared to $804,002 for the same period in 2001. The 95.02% and 81.35% increases for the three and nine-month periods are directly related to the increase in average earning assets for the periods. Average earning assets increased $29,122,908 or 104.68% for the nine-months ended September 30, 2002 as compared to the nine-months ended September 30, 2001. The yields on these assets were 5.62% for the nine-months ended September 30, 2002 and 6.21% for the nine-months ended September 30, 2001. The decline in average yields is directly related to the declining interest rate environment over the past 21 months.

         The percentage of average earning assets represented by loans increased from 54.63% for the nine-month period ended September 30, 2001, to 82.47% for the nine-month period ended September 30, 2002. Growth in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in an increase in average yields on earning assets. This would occur because the yields on loans are normally higher than yields on investment securities. However, the Bank's significant loan growth was partially offset by a reduction in loan and investment yields as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 6.50% at December 31, 2000 to 3.00% at September 30, 2001 to its September 30, 2002 target of 1.75%, which had been in effect since December 11, 2001. On November 6, 2002, the Federal Reserve again lowered its target for the federal funds rate to 1.25%. Management expects that this action by the Federal Reserve will continue to suppress yields and margins, although the actual impact to the Company cannot be readily determined.

         For the nine-month period ended September 30, 2002, the average yield on the loan portfolio decreased to 6.52% from 7.89% for the same period in 2001. The decrease in average yield was the result of the declining rate environment discussed above. The decline of 1.37% is slightly higher than the 1.25% reduction in the target for the federal funds rate, for the period from September 30, 2001 through September 30, 2002. This is due to the fact that average yields for 2001 benefited from higher rates during the earlier part of that year. Management was able to manage the overall decline by maintaining pricing discipline throughout 2001 and the first nine months of 2002, as well as increasing the percentage of fixed rate loans in the loan portfolio. The average yield on the investment portfolio was 1.36% for the nine-months ended September 30, 2002 as compared to 4.19% for the comparable period in 2001. The reduction in investment yields is entirely related to the declining rate environment.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for jumbo certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. During the nine-month period ended September 30, 2002, the Company increased funding from the listing of certificate of deposit rates on Internet based listing services by approximately $11.3 million, including $3.9 million of deposits classified as brokered deposits. The certificates of deposit issued in 2002 through Internet listings have an average interest rate of 3.49% and an average term of 25.18 months. As of September 30, 2002, total deposit balances from Internet listings were approximately $14.2 million, including $4.6 million of deposits classified as brokered deposits. These certificates of deposit have an average interest rate of 3.46% and an average term of 24.67 months.

         The average rate on interest bearing liabilities was 2.86% for the nine-month period ended September 30, 2002, as compared to 3.77% for the same period in 2001. The decrease in average rate was the result of the declining rate environment discussed above. It is anticipated that interest expense will continue to increase during the remainder of 2002 based upon continued growth in deposits.

         Comparing the nine-month periods ended September 30, 2002 and 2001, the net interest margin on average earning assets decreased by 44 basis points, to 3.41% in 2002, from 3.85% in 2001, reflecting the impact of declining yields in the loan and investment portfolios which were not completely offset by corresponding declines in the rates paid on deposits.

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

                                        Nine Months Ended September 30, 2002

                                                                         Average         Interest         Yield/
                                                                         Balance         and fees          Rate
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   7,015,857    $    247,940            4.71%
    Real Estate - Construction                                          1,521,250          71,631            6.28
    Commercial                                                         34,695,111       1,781,648            6.85
    Consumer                                                            2,291,167         123,997            7.22
    Loans held for sale                                                 1,439,277          72,313            6.70
                                                                     -------------    ------------
         Total Loans                                                   46,962,662       2,297,529            6.52
Investment Securities                                                     626,979          13,204            2.81
Federal funds sold and other overnight investments                      9,353,651          88,537            1.26
                                                                     -------------    ------------
         Total Earning Assets                                          56,943,292       2,399,270            5.62%
                                                                                      ------------
Less: Allowance for credit losses                                        (556,745)
Cash and due from banks                                                   615,063
Premises and equipment, net                                               783,251
Accrued interest receivable and other assets                              271,734
                                                                     -------------
         Total Assets                                               $  58,056,595
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  21,996,695         380,933            2.31%
Regular savings deposits                                                2,429,835          22,706            1.25
Time deposits                                                          19,221,786         534,394            3.71
Short-term borrowings                                                     262,755           3,194            1.62
                                                                     -------------    ------------
         Total interest-bearing liabilities                            43,911,071         941,227            2.86%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  1,458,043            2.76%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    5,760,440
Accrued expenses and other liabilities                                    202,464
Stockholders' equity                                                    8,182,620
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  58,056,595
                                                                     =============

Interest and fee income/earning assets                                       5.62 %
Interest expense/earning assets                                              2.21
                                                                     -------------
Net interest margin                                                          3.41 %
                                                                     =============

                                        Nine Months Ended September 30, 2001

                                                                         Average                          Yield/
                                                                         Balance         Interest          Rate
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   3,051,055    $    158,509            6.93%
    Real Estate - Construction                                            506,117          27,042            7.12
    Commercial                                                          9,820,505         609,570            8.28
    Consumer                                                            1,280,338          75,551            7.87
    Loans held for sale                                                   540,845          28,323            6.98
                                                                     -------------    ------------
         Total Loans                                                   15,198,860         898,995            7.89
Investment Securities                                                     275,940           8,100            3.91
Federal funds sold and other overnight investments                     12,345,584         388,289            4.19
                                                                     -------------    ------------
         Total Earning Assets                                          27,820,384       1,295,384            6.21%
                                                                                      ------------
Less: Allowance for credit losses                                        (173,872)
Cash and due from banks                                                   661,273
Premises and equipment, net                                               906,343
Accrued interest receivable and other assets                              128,874
                                                                     -------------
         Total Assets                                               $  29,343,002
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  12,495,859         350,838            3.74%
Regular savings deposits                                                2,308,171          40,115            2.32
Time deposits                                                           2,574,797         100,429            5.20
                                                                     -------------    ------------
         Total interest-bearing liabilities                            17,378,827         491,382            3.77%
                                                                                      ------------    ------------
         Net interest income and spread                                              $    804,002            2.44%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    2,359,090
Accrued expenses and other liabilities                                    138,681
Stockholders' equity                                                    9,466,404
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  29,343,002
                                                                     =============

Interest and fee income/earning assets                                       6.21 %
Interest expense/earning assets                                              2.36
                                                                     -------------
Net interest margin                                                          3.85 %
                                                                     =============


Allowance and Provision for Credit Losses

         The provision for credit losses represents an expense to fund the allowance for credit losses. This allowance is established to absorb credit losses existing in the current loan portfolio. The amount of the allowance is determined by management based on many factors including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes of the Company.

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

         Based upon management's analysis of the loan portfolio as of September 30, 2002, management allocated $738,000 to the allowance for credit losses as compared to $447,000 at December 31, 2001. The amount equates to 1.25% of outstanding loans, net of loans held for sale as of September 30, 2002 and

December 31, 2001. This allocation is an estimate based on limited historical information, management's analysis, and the results of a third-party independent loan review, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors that may arise.

         As of September 30, 2002, the Company had no loans that were more than 90 days past due, and had no non-performing assets. The Company has had no loan charge-offs since inception.

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

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, mortgage origination fees, deposit account service charges, and cash management fees. For the three-month and nine-month periods ended September 30, 2002, the Company realized non-interest income in the amount of $203,273 and $500,595 as compared to $79,635 and $184,659 for the three-month and nine-month periods ended September 30, 2001. Gains on the sale of mortgage loans of $169,988 and $401,766 is the most significant element of non-interest income, comprising 83.63% and 80.26% of the total for the three-months and nine-months ended September 30, 2002. This compares to gains on the sale of mortgage loans of $61,876 or 77.70% and $139,512 or 75.55% of total non-interest income for the three-month and nine-month periods ended September 30, 2001. The increase in gains on the sale of mortgage loans is due to the fact that the Company began originating mortgages in February 2001 and, as a result, production was limited for the nine-months ended September 30, 2001. In addition, the current low interest rate environment, combined with a strong housing market creating an exceptional market for mortgage products, has aided 2002 production. An increase in interest rates or a slow down in the housing market could negatively impact the Bank's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $23,805 and $72,182 for the three-month and nine-month periods ended September 30, 2002, as compared to $6,844 and $16,519 for the same periods in 2001. These increases of 247.82% and 336.96% can be directly attributed to the growth in the Company's deposit portfolio.

         The Company will continue to seek ways to expand its sources of non-interest income. The Company is working aggressively to enhance its ability to offer cash management services to commercial customers in order to generate additional deposits or increase cash management fee income. In the future, the Company may also enter into fee arrangements with strategic partners that offer investment advisory services, and risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month and nine-month periods ended September 30, 2002, totaled $905,328 and $2,509,991, respectively. This compares to non-interest expense for the comparable periods in 2001, totaling $679,426 and $1,954,730, respectively. The increase of $555,261 or 28.41% for the nine-month period resulted from an increase in salaries and benefits of $405,912 related to staff growth to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. The increase in salaries and benefits also includes approximately $130,000 of increased mortgage commissions and benefits resulting from the heavy mortgage volume experienced during the period. The $95,790 or 38.89% increase in other expenses for the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily the result of increased marketing expenditures of approximately $46,000, as well as approximately $31,000 of increased operating expenses such as telephone, postage, courier, and printing expenses which have increased with the growing customer base. The increase of $53,559 or 8.93% in all other non-interest expenses for the nine-month period relates to various costs associated with the increased size and complexity of the Company. Non-interest expense for the three-month period ended September 30, 2002 increased by $225,902 or 33.25% as compared to the same period for the prior year. The increase is directly attributable to the same factors that resulted in the increase for the comparable nine-month periods. Management believes that further growth in the Company's customer base can be accommodated without proportionate increases in these costs.

Liquidity And Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of September 30, 2002, the Company had $674,622 in cash and due from banks, and $10,910,866 in federal funds sold and other overnight investments. This represents an increase in liquid assets of $2,031,568 or 21.26% since December 31, 2001, at which time liquid assets were comprised of $3,065,479 in cash and due from banks, and $6,488,461 in federal funds sold and other overnight investments. As of September 30, 2002, the bank had approximately $23.3 million of unfunded loan commitments, of which $19.7 million was represented by various types of revolving credit facilities. Typically, revolving credit facilities are not fully funded. Growth in the Company's loan portfolio, without corresponding growth in deposits would reduce liquidity, as would reductions in the level of customer deposits.

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

       The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2002, which are expected to mature or reprice in each of the time periods shown:

                                                                            Maturity or repricing within
                                                   Percent      0 to 3       4 to 12      1 to 5       Over 5
                                       Amount      of Total     Months       Months       Years        Years
   Interest-earning assets
      Federal funds sold and other
      overnight investments          $10,910,886       14.91%  $10,910,886 $    -       $    -        $   -
        Loans - Variable rate         35,796,265       48.93    35,796,265      -            -            -
        Loans - Fixed rate            23,204,604       31.72     1,494,264   3,797,747   16,647,956   1,264,637
      Other earning assets             3,247,694        4.44     2,891,854      -            -          355,840
                                     -----------      ------   -----------  ----------  -----------   ----------
         Total interest-earning
            assets                   $73,159,449      100.00%  $51,093,269  $3,797,747  $16,647,956   $1,620,477
                                     ===========      ======   ===========  ==========  ===========   ==========

   Interest-bearing liabilities
      Deposits - Variable rate       $30,808,704       50.93%  $30,808,704 $    -       $    -        $   -
      Deposits - Fixed rate           29,246,532       48.34     3,381,992   9,922,428   15,942,112       -
      Short-term borrowings -
         Variable rate                   441,000         .73       441,000      -            -            -
                                     -----------      ------   -----------  ----------  -----------   ----------
         Total interest-bearing
            liabilities              $60,496,236      100.00%  $34,631,696 $ 9,922,428  $15,942,112   $   -
                                     ===========      ======   ===========  ==========  ===========   ==========

   Periodic repricing differences
      Periodic gap                                             $16,461,573 $ (6,124,68) $   705,844   $1,620,477
                                                               ===========  ==========  ===========   ==========
      Cumulative gap                                           $16,461,573 $10,336,892  $11,042,736  $12,663,213
                                                               ===========  ==========  ===========  ===========

   Ratio of rate sensitive assets
       to rate sensitive
       liabilities                                                  147.53%      38.27%      104.43%    N/A


         As indicated by the table, the excess of interest-earning assets over interest-bearing liabilities of $12,663,213 is concentrated in the categories of items maturing or repricing within three months, and items maturing or repricing in 12 months or more. These items are offset by a large concentration of interest-bearing liabilities maturing or repricing in 4 to 12 months. These gaps exist as a result of mismatches in the demand for maturities on fixed rate loan products as compared to the demand for maturities on fixed rate deposit products. The excess of interest earning assets over interest-bearing liabilities maturing or repricing in the next 12 months would indicate that the Company would benefit from increases in interest rates during that period. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Capital Resources

         Stockholders' equity at September 30, 2002 was $7,759,799. The Company has declared no cash dividends since its inception.

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

Item 3.  Controls and Procedures

         Within 90 days prior to the date of this report, Bay National Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of Bay National Corporation's disclosure controls and procedures. Based upon that evaluation, Bay National Corporation's Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Bay National Corporation's reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         In addition, since the Chief Executive Officer's and Chief Financial Officer's most recent review of Bay National Corporation 's internal controls, there have been no significant changes in Bay National Corporation's internal controls or in other factors that could significantly affect those controls.

Information Regarding Forward-Looking Statements

         In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements such as statements of Bay National Corporation's plans, objectives, expectations and intentions. These statements are based on Bay National Corporation's beliefs, assumptions and on information available to Bay National Corporation as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in Bay National Corporation's Form 10-KSB under the caption "Factors Affecting Future Results" such as Bay National Corporation's limited operating history and expectation of losses; dependence on key personnel; risks related to Bay National Bank's choice of loan portfolio; risks related to Bay National Bank's lending limit; risks of a competitive market; impact of government regulation on operating results; and effect of developments in technology.

         Bay National Corporation's actual results could differ materially from those discussed herein and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Bay National Corporation undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None.

Item 2.    Changes in Securities.

           None.

Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders.

           None

Item 5.    Other Information.

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

              99.1 Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350

              99.2 Certification of Periodic Financial Report pursuant to 18 U.S.C. Section 1350

           (b) Reports on Form 8-K.

           None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Bay National Corporation


Date: November 13, 2002         By: /s/ Hugh W. Mohler
                                    --------------------------------------------
                                    Hugh W. Mohler, President
                                    (Principal Executive Officer)


Date: November 13, 2002         By: /s/ Mark A. Semanie
                                    --------------------------------------------
                                    Mark A. Semanie, Treasurer
                                    (Principal Accounting and Financial Officer)

I, Hugh W. Mohler, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bay National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: November 13, 2002     By: /s/ Hugh W. Mohler
                                   Name: Hugh W. Mohler
                                   Title: President and Chief Executive Officer

I, Mark A. Semanie, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bay National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: November 13, 2002            By: /s/ Mark A. Semanie
                                    Name: Mark A. Semanie
                                    Title: Vice President and Chief Financial
                                           Officer