Form 10-K
period 2002-12-31
BAY NATIONAL CORP
filed 2003-03-31
CIK 1089787

[GRAPHIC OMITTED][GRAPHIC OMITTED]

                                   FORM 10-KSB
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 2002

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

Securities registered under Section 12(g) of the Exchange Act:  Common stock, par value $1.00
                                                                per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                      ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $4,204,032.

         The aggregate market value of the common equity held by non-affiliates was $8,407,980 as of March 24, 2003, based on a sales price of $9.00 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 24, 2003.

         The number of shares outstanding of the issuer's Common Stock was 1,242,020 as of March 24, 2003.

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

Marketing Focus

         Bay National Bank was formed by a group of individuals active in business, professional, banking, financial and charitable activities in the Baltimore, Maryland metropolitan area and the Eastern Shore of Maryland. These individuals believed that the banking needs of certain segments of these communities were not being served adequately by existing banks. Specifically, as a result of bank mergers in the 1990's, many banks in the Baltimore metropolitan area and the Eastern Shore of Maryland became local branches of large regional and national banks. Although size gave the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, the organizers believed that these "megabanks" were focused on a mass market approach which de-emphasized personal contact and service. The organizers also believed that the centralization of decision-making power at these large institutions had resulted in a lack of customer service. At many of these institutions, determinations were made at the "home office" by individuals who lacked personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution.

         Bay National Bank's management believes that this trend is ongoing, and has been particularly frustrating to owners of small and mid-sized businesses, business professionals and high net worth individuals who traditionally were accustomed to dealing directly with a bank executive who had an understanding of their banking needs with the ability to deliver a prompt response.

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

Market Area and Facilities

        Bay National Bank's headquarters and Baltimore branch office are located at 2328 West Joppa Road, Lutherville, Maryland 21093. Bay National Bank serves the Baltimore metropolitan area from that location, with its primary service area being Towson, Lutherville-Timonium, Cockeysville, Hunt Valley, Ruxton and Roland Park. Bay National Bank's Salisbury, Maryland branch office is located at 109 Poplar Hill Avenue, Salisbury, Maryland 21801, from which it serves Maryland's Eastern Shore.

Products and Services

         Loan Portfolio.
         ---------------

         Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are Bay National Bank's primary loan products, accounting for approximately 75% of the loan portfolio as of December 31, 2002.

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

         The following is a description of the types of loans Bay National Bank has targeted in building its loan portfolio:

          o Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing. Asset-based lending, accounts receivable financing and lease financing are also available. As of December 31, 2002, these loans represented approximately 62% of Bay National Bank's loan portfolio. Bay National Bank is targeting small and mid-sized businesses in its market area with credit needs in the range of up to $5,000,000.

          o Non-mortgage real estate loans, including land development and construction loan financing, primarily for owner-occupied premises. As of December 31, 2002, these loans represented approximately 11% of Bay National Bank's loan portfolio.

          o Consumer loans including automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2002, these loans represented approximately 6% of Bay National Bank's loan portfolio. Bay National Bank's consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

          o Residential mortgage loans, including first and second mortgage loans on owner occupied and investment properties, and home equity loans secured by single-family owner-occupied residences. As of December 31, 2002, these loans represented approximately 21% of Bay National Bank's loan portfolio. Like its consumer loans, Bay National Bank's residential mortgage loans are targeted to business owners and their employees, business professionals and high net worth individuals.

               Bay National Bank's conventional first and second residential mortgage loans adhere to standards developed by FNMA/FHLMC. Management requires private mortgage insurance for loans in excess of 80% of a property's value. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market. Therefore, management sells those loans that have a lower degree of risk, and a lower yield, relative to the other types of loans that Bay National Bank is expected to make. As of December 31, 2002, mortgage loans held for sale, totaled $2,818,500.

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

        Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank. As of December 31, 2002, Bay National Bank had not entered in to any such fee arrangements. When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

Competition

        Deregulation of financial institutions and acquisitions of banks across state lines has resulted in widespread changes in the financial services industry. In both the Baltimore metropolitan area and on Maryland's Eastern Shore, Bay National Bank faces strong competition from large banks headquartered within and outside of Maryland. Bay National Bank also competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. In addition, insurance companies, securities brokers and other non-bank entities or their affiliates may provide services, which historically have been considered banking in nature.

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

Employees

        As of March 25, 2003, Bay National Bank employed twenty-eight individuals. Nineteen people operate from Bay National Bank's headquarters and banking office in North Baltimore and nine people from the Salisbury, Maryland banking office. Bay National Corporation has no employees.

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

        Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Bay National Bank is "well capitalized" as of December 31, 2002.

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

        Bay National Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies.

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

         USA PATRIOT Act. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the "USA Patriot Act"). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department ("Treasury") has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to financial institutions such as Bay National Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations which will further clarify the USA Patriot Act's requirements.

         Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution. The Company has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury's regulations.

Factors Affecting Future Results

         Some of the information in this annual report includes "forward-looking statements." These statements use words such as "may," "will," "expect," "anticipate," "plan," "estimate" or similar words, and they discuss future expectations, projections of financial results or strategies that are subject to risks and uncertainties. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Bay National Corporation's actual results and the actual outcome of Bay National Corporation's expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Bay National Corporation undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

         Bay National Corporation has limited operating history upon which to evaluate future success, and Bay National Corporation does not expect to be profitable initially. Bay National Corporation and Bay National Bank commenced operations in May 2000, and their operating history is limited. Bay National Corporation's profitability depends on the results of operations of its principal asset, Bay National Bank. Bay National Corporation incurred operating losses during each of the years ended December 31, 2002, 2001 and 2000, and management expects that Bay National Corporation will continue to incur operating losses and may not achieve profitability, if at all, until the second or third quarter of 2003. In addition, management expects that additional capital may be required in the future to support growth of Bay National Bank.

         If Bay National Bank decides to open additional offices, that decision may further delay profitability because of the increased expenses of expansion and because the new branch offices may not enhance the results of operations as anticipated. Bay National Bank has no current plans to open additional branch offices.

         Bay National Corporation and Bay National Bank depend heavily on one key employee, Mr. Hugh W. Mohler, and business would suffer if something were to happen to Mr. Mohler. Mr. Mohler is the Chairman, President and Chief Executive Officer of Bay National Bank. If he were to leave for any reason, Bay National Corporation's and Bay National Bank's business would suffer because he has banking experience and relationships with clients and potential clients that would not be easy to replace. In addition, because Bay National Bank's business is relationship driven, the loss of an employee who has primary contact with one or more of Bay National Bank's clients could cause Bay National Bank to lose those clients' business, possibly resulting in a decline in revenues.

         Bay National Bank's lending strategy involves risks resulting from the choice of loan portfolio. Bay National Bank's loan strategy emphasizes commercial business loans and commercial real estate loans. At December 31, 2002, such loans accounted for approximately 75% of the loan portfolio. Bay National Bank also offers construction loans, consumer loans and mortgage loans for owner-occupied residential properties, although most of the residential mortgage loans are sold in the secondary market. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

         Bay National Bank's lending limit may limit its growth and the growth of Bay National Corporation. Bay National Bank is limited in the amount it can loan to a single borrower by the amount of its capital. Specifically, under current law, Bay National Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Furthermore, until Bay National Bank is profitable, Bay National Bank's capital will decrease which will result in a decrease to the lending limit. Bay National Bank's lending limit is significantly less than that of many of its competitors and may discourage potential borrowers who have credit needs in excess of Bay National Bank's lending limit from conducting business with Bay National Bank. Management is often able to accommodate larger loans by selling participations in those loans to other financial institutions.

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

Item 2.  Description of Property

        On July 16, 1999, Bay National Corporation entered into two lease agreements for its main office, which is located at 2328 West Joppa Road, Lutherville, Maryland 21093.

        The first lease, which commenced on July 26, 1999, is for 947 square feet of space. This space, which is on the first floor of a three-story building, was initially used for administrative office space. Upon the opening of Bay National Bank, this space became Bay National Bank's Baltimore branch office. The lease term runs for five years and five months. Bay National Corporation has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation paid monthly rent of approximately $1,900, which amount increases at the rate of four percent per year. The monthly rent as of December 31, 2002 was $2,138. The monthly rent includes Bay National Corporation's share of taxes and building operating costs.

        The second lease, which commenced on March 1, 2000, is for 5,130 square feet of space and runs for five years. Approximately 3,400 square feet of this space, which is on the third floor of the same building, is used for Bay National Corporation and Bay National Bank's administrative offices. Bay National Corporation also has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation paid monthly rent of approximately $10,773, which amount increases at the rate of four percent per year. The monthly rent as of December 31, 2002 was $11,652. The monthly rent includes Bay National Corporation's share of taxes and building operating costs. Beginning April 1, 2000, Bay National Corporation sublet approximately 1,800 square feet of this space for a three-year term at a monthly rent for the first year of $3,173, which amount increases at the rate of four percent per year. The monthly rent as of December 31, 2002 was $3,432. Upon the termination of the sublease in March 2003, management will convert a portion of this space for use by Bay National Corporation and Bay National Bank and will attempt to enter into a new sublease agreement for the remaining space. The additional space will be used to accommodate current and future growth.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders of Bay National Corporation.

        PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         As of March 24, 2003, the number of holders of record of Bay National Corporation's common stock was approximately 350. Bay National Corporation's common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BANI.OB."

         Bay National Corporation completed an initial public offering ("IPO") of its common stock on April 30, 2000. Stock prices subsequent to the IPO are based upon limited trading on the OTCBB. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                                             2002                          2001
                                                        Bid Price Range              Bid Price Range
          Quarter                                      Low           High           Low            High
                                                   --------------------------   ---------------------------
          1st                                     $       7.00   $      7.30   $       7.50    $      9.00
          2nd                                             6.71          7.25           6.05           7.70
          3rd                                             6.70          7.50           6.18           8.60
          4th                                             7.00          8.60           7.00           7.33

        To date, Bay National Corporation has not declared or paid any dividends on its common stock. Management anticipates that Bay National Corporation will retain all earnings, if any, in order to provide more funds to operate and expand Bay National Corporation's business and, therefore, Bay National Corporation has no plans to pay any cash dividends at least until it has achieved profitability that supports capital growth in excess of regulatory capital needs. If Bay National Corporation decides to pay dividends in the future, its ability to do so will depend on the ability of Bay National Bank to pay dividends to Bay National Corporation. In addition, management would consider a number of other factors before deciding to pay dividends, including Bay National Corporation's earnings prospects, financial condition and cash needs.

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

Recent Sales of Unregistered Securities
---------------------------------------

         On October 31, 2002, Bay National Corporation commenced a private offering to accredited investors only of an aggregate of 550,000 shares of its common stock, which was subsequently increased to 620,690 shares of its common stock. The purchase price per share is $7.25 for an aggregate purchase price of $4,500,002. The private offering will terminate no later than April 30, 2003. As of December 31, 2002, Bay National Corporation had received and accepted subscriptions from accredited investors to purchase 41,500 shares in the private offering. As of March 24, 2003, Bay National Corporation had received and accepted subscriptions from accredited investors to purchase 364,484 shares in the private offering.

         There were and will be no underwriting discounts or commissions paid with respect to the private offering. Bay National Corporation believes that the private offering is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The transaction is not being conducted by any form of general solicitation or general advertising and, in connection with the transaction, Bay National Corporation is taking reasonable care to assure that the investors are not underwriters within the meaning of Section 2(11) of the Securities Act by, among other things, making reasonable inquiry of each investor to confirm that the investor is taking his or her securities for investment only and not with a view to or for sale in connection with any distribution of the securities and will place appropriate legends on the share certificates.




                                                        SELECTED FINANCIAL DATA
                                                AS OF DECEMBER 31, 2002, 2001 and 2000
                                             (dollars in thousands, except per share data)

                                                                        2002            2001             2000
                                                                        ----            ----             ----
Total assets                                                        $     84,609   $      47,026     $     24,026
Cash and due from banks                                                      363           3,065              561
Federal funds sold and other overnight investments                        11,753           6,488           16,587
Loans held for sale                                                        2,819             682              -
Investment securities available for sale                                     948               -              -
Federal Reserve Bank stock                                                   276             276              276
Federal Home Loan Bank stock                                                  80               -              -
Loans, net                                                                67,227          35,415            5,578
Deposits                                                                  76,079          38,139           13,657
Short-term borrowings                                                        507               -              -
Stockholders' equity                                                       7,610           8,602           10,218

Common shares outstanding                                              1,242,020       1,242,020        1,242,020
Book value per share                                                $       6.13   $        6.93     $       8.23
Ratio of interest earning assets to interest
     bearing liabilities                                                  127.68%         134.86%          202.05%
Stockholders' equity as a percentage of assets                              8.99%          18.29%           42.53%

                                                       SELECTED FINANCIAL RATIOS
                                         FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

Weighted average yield/rate on:                                         2002            2001             2000
                                                                        ----            ----             ----
Loans                                                                       6.52%          7.38%          7.19%
Investments and interest bearing cash balances                              1.43%          3.85%          6.35%
Deposits and short-term borrowings                                          2.84%          3.70%          5.25%
Net interest spread                                                         2.80%          2.31%          1.17%
Net interest margin                                                         3.43%          3.58%          4.75%

                                                       SELECTED OPERATIONAL DATA
                                         FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
                                             (dollars in thousands, except per share data)

                                                                        2002           2001              2000
                                                                        ----           ----              ----
Interest income                                                     $      3,486  $        1,882     $        782
Interest expense                                                           1,367             760              203
Net interest income                                                        2,119           1,122              579
Provision for credit losses                                                  405             377               70
Net interest income after provision for credit losses                      1,714             745              509
Non-interest income                                                          718             271               15
Non-interest expenses                                                      3,424           2,632            2,177
Loss before income taxes                                                    (992)         (1,616)          (1,653)
Income taxes
                                                                          -              -                 -
Net loss                                                            $       (992) $       (1,616)    $     (1,653)

PER COMMON SHARE
Basic and diluted net loss per share                                $       (.80) $        (1.30)    $      (1.98)
Average shares outstanding (Basic and Diluted)                         1,242,020       1,242,020          834,652


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of Bay National Corporation's financial condition and results of operations should be read in conjunction with Bay National Corporation's consolidated financial statements, the notes thereto and the other information included in this annual report.

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Parent") and its national bank subsidiary, Bay National Bank ("Bank"), (collectively the "Company"), as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001, and 2000. Comparative discussion of the results of operations for the year ended December 31, 2000 is limited by the fact that the Company had no operations other than organizational activity until May 2000. As such, comparisons may not provide accurate or meaningful information regarding the Company's results of operations during the period.

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

Application Of Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

        The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for credit losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

        The allowance for credit losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Credit Risk Management section of this financial review.

Recent Accounting Pronouncements And Developments

        Note 1 to the consolidated financial statements discusses new accounting policies adopted by the Corporation during 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Corporation's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

Risk Management

        The Board of Directors is the foundation for effective corporate governance and risk management. The Board demands accountability of management, keeps stockholders' and other constituencies' interests in focus, and fosters a strong internal control environment. Through its Executive, Loan, Investment and Audit Committees, the Board actively reviews critical risk positions, including market, credit, liquidity, and operational risk. The Company's goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk, and ensure appropriate returns for risk assumed. Senior management actively manages risk at the line of business level, supplemented with corporate-level oversight through the Asset Liability Committee, the internal audit process and quality control functions, and other risk management groups within the Company. This risk management structure is designed to surface risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk. The risk management process establishes risk limits and other measurement systems, with a focus on risk reduction strategies, and capital allocation practices.

Financial Overview

         The Company recorded a net loss of $992,494 for the year ended December 31, 2002. This is a 38.6% improvement over a net loss of $1,615,879 for the year ended December 31, 2001, and a 40.0% improvement over a net loss of $1,652,920 for the year ended December 31, 2000. The loss for the year ended December 31, 2000 included $331,906 of losses incurred as the result of organizational activities performed prior to the opening of the Bank.

         The losses for the years ended December 31, 2002, 2001 and 2000 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, start-up community banks do not achieve profitability for the first 24 to 36 months of operation.

         As of December 31, 2002, total assets of the Company were $84,609,183 as compared to total assets of $47,025,826 as of December 31, 2001. This represents growth of approximately $37.6 million since December 31, 2001. The growth in assets was a direct result of growth in deposits. Deposits at December 31, 2002 were $76,078,731 as compared to deposits of $38,139,127 at December 31, 2001. Deposit growth was attributable to the marketing efforts of officers and directors of the Bank, and the use of two Internet based listing services for certificates of deposit. Management has set the interest rates paid on deposits to be competitive in the market and has continued to increase marketing activities throughout the year. As of December 31, 2002, the Company has outstanding certificates of deposit totaling approximately $4.0 million that have been classified as "Brokered Deposits" for bank regulatory purposes. These "Brokered Deposits" were issued in average amounts of approximately $99,000 with an average yield of 3.26% and an average term of 16 months.

         As of December 31, 2002, loans including loans held for sale (net of a $851,500 allowance for credit losses) totaled $70,045,261. This represents an increase of $33,948,206 or 94.1% from December 31, 2001. The composition of the loan portfolio as of December 31, 2002 was approximately $42.6 million of commercial loans (excluding real estate loans), $4.0 million of consumer loans, and $21.5 million of real estate loans excluding $2.8 million of mortgage loans held for sale. The composition of the loan portfolio as of December 31, 2001 was approximately $23.5 million of commercial loans (excluding real estate loans), $2.1 million of consumer loans, and $10.3 million of real estate loans excluding $0.7 million of mortgage loans held for sale. Growth in the loan portfolio is a direct result of the marketing efforts of bank employees as well as members of the Board of Directors, and the Baltimore and Salisbury Advisory Boards. The mix of loans is consistent with the initial plans for the business.

         Funds not extended in loans are held in cash and due from banks, and various investments including federal funds sold and other overnight investments, United States Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. At December 31, 2002, such investments totaled $13,056,906 as compared to $6,764,401 at December 31, 2001. Other than the investments in Federal Reserve Bank stock and Federal Home Loan Bank stock, totaling $355,840 at December 31, 2002, all investments have maturities of 90 days or less. Management has made a decision to maintain liquidity in the investment portfolio in order to ensure that funds are readily available to fund the rapid growth of the loan portfolio.

         Total capital at December 31, 2002 was $7,609,658 as compared to $8,602,152 at December 31, 2001. The decrease in capital is a result of the losses incurred in 2002 and is consistent with the initial expectations of management.

NET INTEREST INCOME / MARGINS

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold; interest-bearing deposits, and other short-term borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

         Interest income from loans and investments for the year ended December 31, 2002 was $3,486,302, compared to 1,881,987, and $782,590 for the years ended
December 31, 2001 and 2000, respectively. The 85.2% increase over 2001, and the 345.5% increase over 2000 are directly related to the 97.4% increase in average interest earning assets from 2001, and the 407.2% increase in average interest earning assets from 2000. The increases in average earning assets were somewhat offset by declines in average yields due to a declining interest rate environment. The yields on these assets declined from 6.42% for the year ended

December 31, 2000 to 6.01% for the year ended December 31, 2001 to 5.64% for the year ended December 31, 2002.

         Growth in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in an increase in average yields on interest-earning assets. This would occur because the yields on loans are normally higher than yields on investment securities. However, the significant loan growth in 2002, and 2001 was partially offset by a reduction in loan yields as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 6.50% at December 31, 2000 to 1.75% at December 31, 2001 to 1.25% at December 31, 2002. For the year ended December 31, 2002, the average yield on the loan portfolio decreased to 6.52% from 7.38% for the year ended December 31, 2001. This decrease is due to the fact that the rate environment in 2002 was weak at the beginning of the year and remained weak throughout. In contrast, in 2001 the rate environment was initially strong and declined steadily throughout the year. As a result, in 2001 the Company received some benefit from the initial stronger rate environment. For the year ended December 31, 2001, the average yield on the loan portfolio actually increased to 7.38% from 7.19% for the year ended December 31, 2000. The increase in average yield was the result of maintaining pricing discipline throughout 2001, as well as increasing the percentage of fixed rate loans in the loan portfolio.

        The average yield on the investment portfolio was 1.36% for the year ended December 31, 2002 as compared to 3.79%, and 6.35% for the years ended December 31, 2001 and 2000, respectively. These yield declines were a direct result of the Federal Reserve actions discussed above. The percentage of average earning assets represented by investment securities declined from 91.7% to 38.0% to 17.0% for the years ended December 31, 2000, 2001, and 2002, respectively. This decline is a direct result of the emphasis on development of the loan portfolio.

          As of December 31, 2002, the weighted average gross yield on the loans outstanding, excluding loans held for sale, was 6.15%; the weighted average yield on federal funds sold and other overnight investments held on December 31, 2002 was 1.36%. As of December 31, 2001, the weighted average gross yield on the loans outstanding, excluding loans held for sale, was 6.68%; the weighted average yield on federal funds sold and other overnight investments held on December 31, 2001 was 1.69%.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions, and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of December 31, 2002, the Company had outstanding certificates of deposit of approximately $15.9 million that were obtained through the listing of certificate of deposit rates on two Internet based listing services. These certificates of deposit were issued with an average yield of 3.36% and an average term of 25 months. Included in the $15.9 million of Internet originated certificates of deposit are approximately $4.0 million that have been classified as "Brokered Deposits" for bank regulatory purposes. These "Brokered Deposits" were issued in average amounts of approximately $99,000 with an average yield of 3.26%, and an average term of 16 months.

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


                                                Year Ended December 31, 2002

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                       -------         --------          ----
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   7,632,755    $    370,279            4.85%
    Real Estate - Construction                                          1,618,539         105,006            6.49
    Commercial                                                         37,471,778       2,525,572            6.74
    Consumer                                                            2,914,756         152,603            5.24
    Loans held for sale *                                               1,629,502         189,330           11.62
                                                                     -------------    ------------
         Total Loans                                                   51,267,330       3,342,790            6.52
Investment Securities                                                     796,439          25,949            3.26
Federal funds sold and other overnight investments                      9,724,297         117,563            1.21
                                                                     -------------    ------------
         Total Earning Assets                                          61,788,066       3,486,302            5.64%
                                                                                      ------------
Less: Allowance for credit losses                                        (607,823)
Cash and due from banks                                                   688,916
Premises and equipment, net                                               770,440
Accrued interest receivable and other assets                              287,930
                                                                     -------------
         Total Assets                                               $  62,927,529
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  22,882,007         495,510            2.17%
Regular savings deposits                                                2,530,480          30,352            1.20
Time deposits                                                          22,379,802         836,763            3.74
Short-term borrowings                                                     325,786           4,877            1.50
                                                                     -------------    ------------
         Total interest-bearing liabilities                            48,118,075       1,367,502            2.84%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  2,118,800            2.80%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    6,512,685
Accrued expenses and other liabilities                                    226,776
Stockholders' equity                                                    8,069,993
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  62,927,529
                                                                     =============

Interest and fee income/earning assets                                       5.64 %
Interest expense/earning assets                                              2.21
                                                                     -------------
Net interest margin                                                          3.43 %
                                                                     =============

Return on Average Assets                                                    (1.58)%
                                                                     =============
Return on Average Equity                                                   (12.30)%
                                                                     =============
Average Equity to Average Assets                                            12.82 %
                                                                     =============

         * Interest and fee income on Loans held for sale includes certain fees collected from the borrower and as a result, average yields on these loans are not indicative of actual rates paid by the borrower.





                                                Year Ended December 31, 2001

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                       -------         --------          ----
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $   3,570,447    $    240,646            6.74%
    Real Estate - Construction                                            618,755          40,392            6.53
    Commercial                                                         13,182,861         984,383            7.47
    Consumer                                                            1,394,337         106,320            7.63
    Loans held for sale *                                                 628,646          59,289            9.43
                                                                     -------------    ------------
         Total Loans                                                   19,395,046       1,431,030            7.38
Investment Securities                                                     275,940          16,200            5.87
Federal funds sold and other overnight investments                     11,624,139         434,757            3.74
                                                                     -------------    ------------
         Total Earning Assets                                          31,295,125       1,881,987            6.01%
                                                                                      ------------
Less: Allowance for credit losses                                        (234,580)
Cash and due from banks                                                   769,649
Premises and equipment, net                                               889,748
Accrued interest receivable and other assets                              115,669
                                                                     -------------
         Total Assets                                               $  32,835,611
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  14,119,718         519,783            3.68%
Regular savings deposits                                                2,435,613          52,000            2.13
Time deposits                                                           3,993,259         188,155            4.71
                                                                     -------------    ------------
         Total interest-bearing liabilities                            20,548,590         759,938            3.70%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  1,122,049            2.31%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    2,710,623
Accrued expenses and other liabilities                                    141,699
Stockholders' equity                                                    9,434,699
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  32,835,611
                                                                     =============

Interest and fee income/earning assets                                       6.01 %
Interest expense/earning assets                                              2.43
                                                                     -------------
Net interest margin                                                          3.58 %
                                                                     =============

Return on Average Assets                                                    (4.92)%
                                                                     =============
Return on Average Equity                                                   (17.13)%
                                                                     =============
Average Equity to Average Assets                                            28.73 %
                                                                     =============

         * Interest and fee income on Loans held for sale includes certain fees collected from the borrower and as a result, average yields on these loans are not indicative of actual rates paid by the borrower.




                                                Year Ended December 31, 2000

                                                                       Average                          Yield/
                                                                       Balance          Interest         Rate
                                                                       -------          --------         ----
ASSETS
Loans:
    Real Estate - Home Equity Line of Credit                        $     410,181     $    27,875            6.80%
    Real Estate - Construction                                              3,070             209            6.81
    Commercial                                                            441,235          33,498            7.59
    Consumer                                                              162,235          11,536            7.11
                                                                     -------------     -----------
         Total Loans                                                    1,016,721          73,118            7.19
Investment Securities                                                   1,292,289          79,600            6.16
Federal funds sold and other overnight investments                      9,872,259         629,872            6.38
                                                                     -------------     -----------
         Total Earning Assets                                          12,181,269         782,590            6.42%
                                                                                       -----------
Less: Allowance for credit losses                                          (9,583)
Cash and due from banks                                                   240,876
Premises and equipment, net                                               547,483
Accrued interest receivable and other assets                               25,834
                                                                     -------------
         Total Assets                                               $  12,985,879
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $   3,310,811         170,684            5.16%
Regular savings deposits                                                   39,094             879            2.25
Time deposits                                                             518,329          31,457            6.07
                                                                     -------------     -----------
         Total interest-bearing liabilities                             3,868,234         203,020            5.25%
                                                                                       -----------    ------------
         Net interest income and spread                                               $   579,570            1.17%
                                                                                       ===========    ============
Non-interest-bearing demand deposits                                      531,623
Accrued expenses and other liabilities                                    175,041
Stockholders' equity                                                    8,410,981
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  12,985,879
                                                                     =============

Interest income/earning assets                                               6.42 %
Interest expense/earning assets                                              1.67
                                                                     -------------
Net interest margin                                                          4.75 %
                                                                     =============

Return on Average Assets                                                   (12.73)%
                                                                     =============
Return on Average Equity                                                   (19.65)%
                                                                     =============
Average Equity to Average Assets                                            64.77 %
                                                                     =============

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

                                                                Year ended December 31,
                                         ----------------------------------------------------------------------
                                                                     2002 vs. 2001
                                                                  Due to variances in
                                            Total              Rates             Volumes          Rate/ Volume
                                         ----------------------------------------------------------------------
Interest earned on:
Loans:
    Real Estate - Home Equity Line of
    Credit                              $     129,633     $      (67,437)   $        273,797     $     (76,727)
    Real Estate - Construction                 64,614               (249)             65,265              (402)
    Commercial                              1,541,189            (95,867)          1,813,688          (176,632)
    Consumer                                   46,283            (33,319)            115,934           (36,332)
    Loans held for sale                       130,041             13,753              94,393            21,895
Investment Securities                           9,749             (7,210)             30,558           (13,599)
Federal funds sold and other
overnight investments                        (317,194)          (294,226)            (71,056)           48,088
                                         -------------     --------------    -----------------    -------------
         Total interest income              1,604,315           (484,555)          2,322,579          (233,709)

Interest paid on:
Interest-bearing demand deposits              (24,273)          (214,020)            322,562          (132,815)
Regular savings deposits                      (21,648)           (22,786)              2,025              (887)
Time deposits                                 648,608            (38,850)            866,340          (178,882)
Short-term borrowings                           4,877            -                  -                    4,877
                                         -------------     --------------    -----------------    -------------
         Total interest expense               607,564           (275,656)          1,190,927          (307,707)
                                         -------------     --------------    -----------------    -------------

Net interest earned                     $     996,751     $     (208,899)   $      1,131,652     $      73,998
                                         =============     ==============    =================    =============


                                                                Year ended December 31,
                                         ----------------------------------------------------------------------
                                                                     2001 vs. 2000
                                                                  Due to variances in
                                            Total              Rates             Volumes          Rate/ Volume
                                         ----------------------------------------------------------------------
Interest earned on:
Loans:
    Real Estate - Home Equity Line of
    Credit                              $     212,771     $         (229)   $        214,765     $      (1,765)
    Real Estate - Construction                 40,183                 (9)             41,915            (1,723)
    Commercial                                950,885               (550)            967,328           (15,893)
    Consumer                                   94,784                835              87,611             6,338
    Loans held for sale                        59,289            -                  -                   59,289
Investment Securities                         (63,400)            (3,732)            (62,603)            2,935
Federal funds sold and other
overnight investments                        (195,115)          (260,638)            111,774           (46,251)
                                         -------------     --------------    -----------------    -------------
         Total interest income              1,099,397           (264,323)          1,360,790             2,930

Interest paid on:
Interest-bearing demand deposits              349,099            (48,804)            557,237          (159,334)
Regular savings deposits                       51,121                (44)             53,884            (2,719)
Time deposits                                 156,698             (7,034)            210,891           (47,159)
                                         -------------     --------------    -----------------    -------------
         Total interest expense               556,918            (55,882)            822,012          (209,212)
                                         -------------     --------------    -----------------    -------------

Net interest earned                     $     542,479     $     (208,441)   $        538,778     $     212,142
                                         =============     ==============    =================    =============


COMPOSITION OF LOAN PORTFOLIO

         As previously discussed, the yields on loans are normally higher than yields on investment securities. As of December 31, 2002, and 2001, the weighted average yields on the loan portfolio were 4.79% and 4.99% higher than the weighted average yields on the investment portfolio. This difference in yields makes it important for the Company to continue to increase the overall level of loans, as well as maintain a relatively high percentage of loans to total earning assets. Accomplishing this goal will ultimately result in maximizing net interest margin. As of December 31, 2002 and 2001, loans represented 81.09% and 82.81% of total earning assets, respectively.

         The following table sets forth the composition of the principal balances of Company's loan portfolio as of December 31, 2002 and 2001, respectively.

                                                              2002                           2001
                                                              ----                           ----
      Real Estate - Home Equity Line of Credit   $    9,960,943        14.63%     $     5,641,198         15.73%
      Real Estate - Construction                      3,700,389         5.44            2,230,067          6.22
      Real Estate - Mortgage                          7,816,997        11.48            2,448,595          6.83
      Commercial                                     42,566,165        62.52           23,488,566         65.50
      Consumer                                        4,033,767         5.93            2,053,629          5.72
                                                  ---------------- ----------      --------------- -------------
               Total loans                       $   68,078,261       100.00%     $   35,862,055         100.00%
                                                  ================ ==========      =============== =============

      The following table sets forth the maturity distribution for the Company's loan portfolio at December 31, 2002. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

                                                   Within one     One to three         Three to       Over five
                                                      year            years           five years        years
                                                      ----            -----           ----------        -----
      Real Estate - Home Equity Line of Credit
                                                 $    9,960,943  $      -         $      -         $      -
      Real Estate - Construction                      3,337,935         362,454          -                -
      Real Estate - Mortgage                          4,422,294         815,336         2,579,367         -
      Commercial                                     28,333,281       5,136,119         7,585,327       1,511,438
      Consumer                                        3,726,344         155,915           151,508         -
                                                  --------------  --------------   ---------------  --------------
               Total                             $   49,780,797  $    6,469,824   $    10,316,202  $    1,511,438
                                                  ==============  ==============   ===============  ==============

      Fixed interest rate                        $    6,204,893  $    6,469,824   $    10,316,202  $    1,511,438
      Variable interest rate                         43,575,904         -                 -               -
                                                  --------------  --------------   ---------------  --------------
               Total                             $   49,780,797  $    6,469,824   $    10,316,202  $    1,511,438
                                                  ==============  ==============   ===============  ==============


         The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

         The Company's loan portfolio composition as of December 31, 2002 reflects a 64.01% concentration in variable rate loans. Fixed rate loans total $24,502,357 or 35.99% of the Company's loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall, the interest earned would decline.
See "- Liquidity and Interest Rate Sensitivity."

         The officers and directors of the Company have loans due to the Bank of $4,972,128 at December 31, 2002. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

CREDIT RISK MANAGEMENT

         The provision for credit losses represents an expense to fund the allowance for credit losses. This allowance is established to absorb credit losses in the current loan portfolio. The amount of the allowance is determined by management based on many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes of the Company.

         Management uses a loan grading system where all loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for potential losses. In addition, management judgmentally establishes an additional unallocated reserve. The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

         Based upon management's analysis of the loan portfolio as of December 31, 2002, the allowance for credit losses increased to $851,500 as compared to $447,000 at December 31, 2001. The increase is reflective of the overall increase in the size of the loan portfolio. The amount equates to 1.25% of outstanding loans, net of loans held for sale, as of December 31, 2002 and 2001. This percentage has remained consistent because no additional information has indicated that the overall level of reserves is inappropriate. This is an estimate based on limited historical information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors which may arise.

         Management considers the year-end allowance appropriate and adequate to cover possible losses inherent in the loan portfolio; however, management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance will not be required. Management considers, among other things, the findings and recommendations of the Bank's primary regulator and, an independent loan review service in evaluating management's underwriting decisions, and in determining the adequacy of the allowance.




       The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above, along with the percentage of total loans in each category as of December 31, 2002 and 2001.

                                        As of December 31, 2002
                                                                       Amount              Loan Mix
Real Estate - Home Equity Line of Credit                         $         52,720               14.63%
Real Estate - Construction                                                 33,961                5.44
Real Estate - Mortgage                                                     84,548               11.48
Commercial                                                                626,699               62.52
Consumer                                                                   26,256                5.93
Unallocated                                                                27,316             -
                                                                    --------------       ------------
         Total Allowance                                         $        851,500              100.00%
                                                                    ==============       ============

                                        As of December 31, 2001
                                                                       Amount              Loan Mix
Real Estate - Home Equity Line of Credit                         $         30,987               15.73%
Real Estate - Construction                                                 23,551                6.22
Real Estate - Mortgage                                                     27,069                6.83
Commercial                                                                244,308               65.50
Consumer                                                                    8,811                5.72
Unallocated                                                               112,274             -
                                                                    --------------       ------------
         Total Allowance                                         $        447,000              100.00%
                                                                    ==============       ============

         The allocated portion of the allowance for credit losses increased in 2002 as a result of an increase in the average risk grade of the loan portfolio.

         As of December 31, 2002, the Company has not charged off any loans.

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

         Management performs reviews of all delinquent loans. Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on non-accrual loans only when received. As of December 31, 2002 and 2001, the Company did not have any non-accrual loans.

         Any property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. Upon foreclosure, the Company generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2002, and December 31, 2001, the Company held no real estate acquired as a result of foreclosure.

         The Company applies the provisions of Statements of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statements of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment of a Loan-

Income Recognition and Disclosure." SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. The Company considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. Impaired loans will be written off when collection of the loan is doubtful.

         The Company had no impaired loans as of December 31, 2002, or December 31, 2001.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of December 31, 2002, the Company had $363,031 in cash and due from banks, and $11,752,705 in federal funds sold and other overnight investments. As of December 31, 2001, the Company had $3,065,479 in cash and due from banks, and $6,488,461 in federal funds sold and other overnight investments. The increase in the overall level of liquid assets is the result of an ongoing effort by management to maintain adequate liquidity to fund loan growth and declines in deposit levels. Growth in the Company's loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

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




The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2002, which are expected to mature or reprice in each of the time periods shown:

                                                                            Maturity or repricing within
                                                    Percent
                                                      of          0 to 3       4 to 12         1 to 5      Over 5
                                        Amount       Total         Months       Months          Years       Years
                                        ------       -----         ------       ------          -----       -----
  Interest-earning assets
        Federalfunds  sold  and
           other overnight
           investments              $  11,752,70      14.00% $  11,752,705      -         $     -       $    -
        Loans held for sale            2,818,500       3.36      2,818,500      -               -            -
        Investment securities
           available for sale            948,361       1.13        948,361      -               -            -
        Loans - Variable rate         43,575,904      51.90     43,575,904      -               -            -
        Loans - Fixed rate            24,502,357      29.19      2,603,994    3,600,899     16,786,026    1,511,438
        Other earning assets             355,840        .42         -           -               -           355,840
                                       ---------    -------     ----------   ---------      ---------     ---------
         Total interest-earning
            assets                  $ 83,953,667     100.00% $  61,699,464    3,600,899   $ 16,786,026  $ 1,867,278
                                       =========    =======     ==========   =========      ===========   =========
  Interest-bearing liabilities
     Deposits - Variable rate       $ 31,149,815      47.38% $  31,149,815      -         $     -       $    -
     Deposits - Fixed rate            34,094,566      51.85      4,069,077   10,471,212     19,554,277       -
     Short-term borrowings               507,000        .77        507,000      -               -            -
                                       ---------    -------     ----------   ---------      ---------     ---------
        Total interest-bearing
           liabilities              $ 65,751,381     100.00% $  35,725,892   10,471,212   $  19,554,27  $    -
                                       =========    =======     ==========   ==========     ==========    =========

  Periodic repricing differences
     Periodic gap                                            $  25,973,572   (6,870,313)  $ (2,768,251)   1,867,278
                                                                ==========   ==========     ==========    =========
     Cumulative gap                                          $  25,973,572   19,103,259   $ 16,335,008  $18,202,286
                                                                ==========   ==========     ==========    =========

  Ratio of rate  sensitive  assets
      to rate sensitive liabilities                                 172.70%       34.39%         85.84%        N/A

         The Company has 65.90% of its interest-earning assets, and 48.15% of its interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $19,103,259 in the categories of items maturing or repricing within 12 months comprises the majority of the overall gap. This gap is generally reflective of the Company's emphasis on originating variable rate loans, and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Management will constantly monitor and manage the structure of the Company's balance sheet, control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate loans and short-term fixed rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed rate loans and/or investments when, in management's judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposits difficult.

         In theory, maintaining a nominal level of interest rate sensitivity can diminish interest rate risk. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest sensitive assets and liabilities when interest rates change, and the availability of funding sources. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

INVESTMENT PORTFOLIO

         The Company has chosen to invest its available funds primarily in federal funds sold and other overnight investments. As a result, investment securities as of December 31, 2002, consist only of $275,940 of Federal Reserve Bank stock, $79,900 of Federal Home Loan Bank stock, and $948,361 of U.S. Treasury securities which mature within 3 months. Investment securities as of December 31, 2001, consisted only of $275,940 of Federal Reserve Bank stock. Management has made the decision to maintain its available funds in highly liquid assets because it desires to ensure that funds are readily available to fund the growth of the loan portfolio, and because the yields available on other longer-term securities are not substantially better than those currently being earned on short-term investments. Management believes that this strategy will allow the Company to maximize interest margins while maintaining appropriate levels of liquidity to fund loan growth.

SOURCES OF FUNDS

         Deposits and short-term borrowings in the form of repurchase agreements and initial capital are the only current source of funds utilized by the Company for lending and investment activities, and other general business purposes.

         The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit. As of December 31, 2002, the Company has outstanding certificates of deposit totaling approximately $4.0 million that have been classified as "Brokered Deposits" for bank regulatory purposes. These "Brokered Deposits" were issued in average amounts of approximately $99,000 with an average yield of 3.26% and an average term of 16 months.

          The following table sets forth the composition of the Company's deposits as of December 31, 2002 and December 31, 2001:

                                                              2002                           2001
                                                              ----                           ----
      Demand Deposits                            $   25,154,309        33.06%     $     6,678,275         17.51%
      Savings                                         2,632,826         3.46            2,728,594          7.15
      Money Market and sweep                         14,197,030        18.66           18,851,242         49.43
      Certificates of deposit                        34,094,566        44.82            9,881,016         25.91
                                                  --------------- -----------      --------------- -------------
               Total deposits                    $   76,078,731       100.00%     $    38,139,127        100.00%
                                                  =============== ===========      =============== =============


         The following table sets forth the maturity distribution for the Company's deposits at December 31, 2002. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

                                                  Within one     One to three         Three to        Over five
                                                     year            years           five years         years
                                                     ----            -----           ----------         -----
      Demand deposits                           $   25,154,309  $      -         $       -         $      -
      Savings                                        2,632,826         -                 -                -
      Money Market and sweep                        14,197,030         -                 -                -
      Certificates of deposit                       14,510,289        7,397,176        12,187,101         -
                                                 --------------  ---------------  ----------------  --------------
               Total                            $   56,494,454  $     7,397,176  $     12,187,101  $      -
                                                 ==============  ===============  ================  ==============

         Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31, 2002 are as follows:


      Three months or less                                      $     2,412,699
      Over three months through six months                            1,746,820
      Over six months through twelve months                           2,512,425
      Over twelve months                                              4,726,376
                                                                   -------------
           Total                                                $    11,398,320
                                                                   =============

         Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than the remainder of the Company's deposits. Management will selectively pursue such deposits in order to mitigate interest rate risk on fixed rate loans. Competitively pricing certificates of deposit and advertising the rates in the newspaper or on the Internet has facilitated the acquisition of these deposits.

NON-INTEREST INCOME

         Non-interest income consists primarily of gains on the sale of mortgage loans, mortgage origination fees, deposit account service charges, and cash management fees. For the year ended December 31, 2002, the Company realized non-interest income in the amount of $717,730 as compared to $270,779 and $14,832 for the years ended December 31, 2001 and 2000, respectively. Gains on the sale of mortgage loans of $574,029 are the most significant element of non-interest income, comprising 80.00% of the total for the year ended December 31, 2002. This compares to gains on the sale of mortgage loans of $204,598 or 75.56% of total non-interest income for the year ended December 31, 2001. The increase in gains on the sale of mortgage loans is due to the fact that the Company began originating mortgages in February 2001 and, as a result, production was limited for the year ended December 31, 2001. In addition, the prevailing low interest rate environment, combined with a strong housing market aided 2002 production. An increase in interest rates or a slow down in the housing market could negatively impact the Bank's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $105,766 for the year ended December 31, 2002, as compared to $26,630 and $3,017 for the years ended December 31, 2001 and 2000, respectively. The increases of 297.17% over 2001, and 3405.67% over 2000 can be directly attributed to the growth in the Company's deposit portfolio, and to the fact that the Company introduced additional commercial deposit products in 2002 that typically generate fee income.

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

NON-INTEREST EXPENSE

         Non-interest expense for the year ended December 31, 2002, totaled $3,424,524. This compares to non-interest expense for the comparable period in 2001 and 2000 of $2,631,707, and $2,177,322, respectively. The increase of $792,817 or 30.13% for 2002 over 2001 resulted primarily from an increase in salaries and benefits of $560,572 related to staff growth to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. The increase in salaries and benefits includes approximately $183,000 of increased mortgage commissions and benefits resulting from the heavy mortgage volume experienced during the period. Advertising and marketing expense increased $45,806 or 35.77%, from $128,048 to $173,854 for the year ended December 31, 2002 as compared to the same period in 2001. This was primarily the result of increased expenditures made to increase public awareness of the Company and its services, and to grow the Company's deposit and loan portfolios. Other expenses increased $87,406 or 40.77%, from $214,393 to 301,799 for the year ended December 31, 2002 as compared to the same period in 2001. This was primarily the result of increased operating expenses such as telephone, postage, courier, and printing expenses of approximately $56,000 which have increased with the growing customer base, and increased insurance expense of approximately $12,000 related to rising prices for insurance coverage.

         The increase in non-interest expense of $454,385 or 20.87%, from $2,177,322 for the year ended December 31, 2000 to $2,631,707 for the year ended December 31, 2001, resulted from an increase in salaries and benefits of $282,282, from $1,209,989 for the year ended December 31, 2000 to $1,492,271 for the year ended December 31, 2001, related to increasing staff levels upon opening the Bank, increased occupancy, furniture and equipment costs of $23,805, from $343,419 for the year ended December 31, 2000 to $367,224 for the year ended December 31, 2001, resulting from the opening and operation of two branch offices, increased data processing and other outside services of $107,539, from $192,644 for the year ended December 31, 2000 to $300,183 for the year ended December 31, 2001, primarily related to the development and servicing of the Bank's customer base, and increases in advertising and marketing expenses of $50,660, from $77,388 for the year ended December 31, 2000 to $128,048 for the year ended December 31, 2001, related to the effort to grow the bank.

         The growth of the Company's customer base will continue to require additional staffing to service customers, and manage the business properly. Management believes that continued growth in the customer base can be accommodated without proportionate increases in these costs.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments may include commitments to extend credit, standby letters of credit and purchase commitments. The Company uses these financial instruments to meet the financing needs of its customers. Financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the Company.

         Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

                                                    2002                2001
                                                    ----                ----
             Loan commitments                  $    2,421,928      $   2,558,598
             Unused lines of credit                19,989,764          9,882,798
             Letters of credit                        733,278            348,358

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

CAPITAL RESOURCES

         The Company had stockholders' equity at December 31, 2002 of $7,609,658 as compared to $8,602,152 at December 31, 2001. The decrease in capital is a result of the losses incurred in 2002 and is consistent with the initial expectations of management. The Company has declared no cash dividends since its inception.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2002.

         Management and the Board of Directors regularly monitor capital levels, and proactively evaluate various alternatives for raising capital in advance of the actual need. See "Item 5 Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities." If adequate capital is not obtained, the Company may be required to curtail significantly its expected growth strategy.




          The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2002, and 2001. For a discussion of these capital requirements, see "Item 1 Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy
Guidelines."

                                                   December 31, 2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                          ------      -----         ------        -----           ------       -----
Total Capital (to Risk Weighted
    Assets):                          $  7,808,473     10.21%  $  6,120,000        8.00%    $  7,650,000      10.00%
Tier I Capital (to Risk Weighted
    Assets):                             6,956,973      9.09%     3,060,000        4.00%       4,590,000       6.00%
Tier I Capital (to Average Assets):      6,956,973      9.13%     2,286,000        3.00%       3,810,000       5.00%


                                                   December 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                          ------      -----         ------        -----           ------       -----
Total Capital (to Risk Weighted
    Assets):                          $  6,417,511     15.26%  $  3,365,000        8.00%    $  4,205,000      10.00%
Tier I Capital (to Risk Weighted
    Assets):                             5,970,511     14.19%     1,683,000        4.00%       2,525,000       6.00%
Tier I Capital (to Average Assets):      5,970,511     14.87%     1,205,000        3.00%       2,008,000       5.00%


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

Item 7.  Financial Statements

         The following consolidated financial statements are filed with this report:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2002 and 2001

         Consolidated Statements of Operations - For the years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Changes in Stockholders' Equity - For the years ended December 31, 2002, 2001 and 2000

         Consolidated Statements of Cash Flows - For the year ended December 31, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Audit Committee of the
Board of Directors and Stockholders
Bay National Corporation

           We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
January 31, 2003



                                                       BAY NATIONAL CORPORATION

                                                      CONSOLIDATED BALANCE SHEETS
                                                      ---------------------------
                                                      December 31, 2002 and 2001

                                                                                      2002                 2001
                                                                                ----------------      ---------------
ASSETS
     Cash and due from banks                                                  $         363,031      $     3,065,479
     Federal funds sold and other overnight investments                              11,752,705            6,488,461
     Loans held for sale                                                              2,818,500              682,000
     Investment securities available for sale (AFS) - at fair value                     948,361             -
     Other equity securities                                                            355,840              275,940
     Loans, net of unearned fees                                                     68,078,261           35,862,055
         Less: Allowance for credit losses                                             (851,500)            (447,000)
                                                                                ----------------      ---------------
              Loans, net                                                             67,226,761           35,415,055
     Premises and equipment, net                                                        709,203              830,626
     Accrued interest receivable and other assets                                       434,782              268,265
                                                                                ----------------      ---------------

              Total Assets                                                    $      84,609,183      $    47,025,826
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $      10,834,350      $     6,025,624
     Interest-bearing deposits                                                       65,244,381           32,113,503
                                                                                ----------------      ---------------
         Total deposits                                                              76,078,731           38,139,127

     Short-term borrowings                                                              507,000             -
     Accrued expenses and other liabilities                                             413,794              284,547
                                                                                ----------------      ---------------

              Total Liabilities                                                      76,999,525           38,423,674
                                                                                ----------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,242,020 issued and
         outstanding                                                                     12,420               12,420
     Additional paid in capital                                                      12,407,780           12,407,780
     Accumulated deficit                                                             (4,810,542)          (3,818,048)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                              7,609,658            8,602,152
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $      84,609,183      $    47,025,826
                                                                                ================      ===============







          See accompanying notes to consolidated financial statements.


                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 -------------------------------------
                                        For the years ended December 31, 2002, 2001 and 2000

                                                                         2002             2001              2000
                                                                     -------------    -------------     -------------
INTEREST INCOME:
   Interest and fees on loans                                      $    3,342,790    $   1,431,030     $      73,118
   Interest on federal funds sold and other overnight
        investments                                                       117,563          434,757           629,872
   Taxable interest and dividends on investment securities                 25,949           16,200            79,600
                                                                     -------------    -------------     -------------
     Total interest income                                              3,486,302        1,881,987           782,590
                                                                     -------------    -------------     -------------

INTEREST EXPENSE:
   Interest on deposits                                                 1,362,625          759,938           203,020
   Interest on short-term borrowings                                        4,877          -                 -
                                                                     -------------    -------------     -------------
     Total interest expense                                             1,367,502          759,938           203,020
                                                                                      -------------     -------------

Net interest income                                                     2,118,800        1,122,049           579,570

Provision for credit losses                                               404,500          377,000            70,000
                                                                     -------------    -------------     -------------

Net interest income after provision for credit losses                   1,714,300          745,049           509,570
                                                                     -------------    -------------     -------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                    105,766           26,630             3,017
   Gain on sale of mortgage loans                                         574,029          204,598           -
   Other income                                                            37,935           39,551            11,815
                                                                     -------------    -------------     -------------
     Total non-interest income                                            717,730          270,779            14,832
                                                                     -------------    -------------     -------------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                       2,052,843        1,492,271         1,209,989
   Occupancy expenses                                                     212,667          191,848           210,237
   Furniture and equipment expenses                                       192,900          175,376           133,182
   Legal and professional fees                                            143,778          129,588           100,770
   Data processing and other outside services                             346,683          300,183           192,644
   Advertising and marketing related expenses                             173,854          128,048            77,388
   Other expenses                                                         301,799          214,393           253,112
                                                                     -------------    -------------     -------------
     Total non-interest expenses                                        3,424,524        2,631,707         2,177,322
                                                                     -------------    -------------     -------------

Loss before income taxes                                                 (992,494)      (1,615,879)       (1,652,920)
Income tax benefit                                                        -                -                 -
                                                                     -------------    -------------     -------------
Net Loss                                                           $     (992,494)   $  (1,615,879)    $  (1,652,920)
                                                                     =============    =============     =============


Per Share Data:
   Net Loss (Basic and Diluted)                                    $         (.80)   $       (1.30)    $       (1.98)
   Average Shares Outstanding (Basic and Diluted)                       1,242,020        1,242,020           834,652



          See accompanying notes to consolidated financial statements.





                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      ----------------------------------------------------------
                                          For the years ended December 31, 2002, 2001 and 2000


                                         Common Stock                           Accumulated
                                                            Additional            Deficit            Total
                                                              Paid in
                                                              Capital
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 1999           $       1,125     $    1,123,875    $       (549,249) $       575,751

Issuance of Common Stock                       11,295         11,283,905            -              11,295,200

Net Loss                                      -                  -                (1,652,920)      (1,652,920)

                                         -------------     --------------    ---------------     -------------
Balances at December 31, 2000                  12,420         12,407,780          (2,202,169)      10,218,031

Net Loss                                      -                  -                (1,615,879)      (1,615,879)

                                         -------------     --------------    ---------------     -------------
Balances at December 31, 2001                  12,420         12,407,780          (3,818,048)       8,602,152

Net Loss                                      -                  -                  (992,494)        (992,494)

                                         -------------     --------------    ---------------     -------------
Balances at December 31, 2002           $      12,420     $   12,407,780      $   (4,810,542) $     7,609,658
                                         =============     ==============    =================   =============






          See accompanying notes to consolidated financial statements.


                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 -------------------------------------
                                         For the years ended December 31, 2002, 2001 and 2000


                                                                  2002                2001               2000
                                                              --------------     ---------------     -------------

Cash Flows From Operating Activities:
   Net loss                                                  $     (992,494)    $    (1,615,879)    $  (1,652,920)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                 189,872             179,736           102,031
       Amortization of investment (discounts) premiums, net          (7,648)           -                  (63,400)
       Provision for credit losses                                  404,500             377,000            70,000
       Gain on sale of loans                                       (574,029)           (204,598)          -
       Origination of loans held for sale                       (32,594,732)        (13,710,790)          -
       Proceeds from sale of loans                               31,032,261          13,233,388           -
       Net increase in accrued interest
              receivable and other assets                          (166,517)           (184,720)          (33,886)
       Net (decrease) increase in accrued
                 expenses and other liabilities                     129,247             133,393          (109,479)
                                                              --------------     ---------------     -------------

            Net cash used by operating activities                (2,579,540)         (1,792,470)       (1,687,654)
                                                              --------------     ---------------     -------------

Cash Flows From Investing Activities:
   Purchases of investment securities                            (2,440,713)           -               (3,212,540)
   Maturities of investment securities                            1,500,000            -                3,000,000
   Purchase of Federal Home Loan Bank of Atlanta
     stock                                                          (79,900)           -                  -
   Net increase in loans                                        (32,216,206)        (30,213,734)       (5,648,321)
   Expenditures for premises and equipment                          (68,449)            (70,858)       (1,018,767)
                                                              --------------     ---------------     -------------
            Net cash used by investing activities               (33,305,268)        (30,284,592)       (6,879,628)
                                                              --------------     ---------------     -------------

Cash Flows From Financing Activities:
   Net increase in deposits                                      37,939,604          24,482,487        13,656,640
   Net increase in short-term borrowings                            507,000            -                  -
   Issuance of common stock                                         -                  -               11,295,200
                                                              --------------     ---------------     -------------
            Net cash provided by financing activities            38,446,604          24,482,487        24,951,840
                                                              --------------     ---------------     -------------

Net increase in cash and cash equivalents                         2,561,796          (7,594,575)       16,384,558
Cash and cash equivalents at beginning of year                    9,553,940          17,148,515           763,957
                                                              --------------     ---------------     -------------

Cash and cash equivalents at end of period                   $   12,115,736     $     9,553,940     $  17,148,515
                                                              ==============     ===============     =============

Cash paid for:
   Interest                                                  $    1,296,200     $       731,603     $     182,362
                                                              ==============     ===============     =============
   Income taxes                                              $      -           $      -            $     -
                                                              ==============     ===============     =============

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

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

         Investment Securities
         ---------------------

         Investment securities may be classified into three categories: trading, held-to-maturity, and available-for-sale. Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. Their unrealized gains and losses are included in non-interest income. The Company held no securities classified as trading during 2002, 2001 and 2000. Securities classified as held-to-maturity are reported at amortized cost, and require the Company to have both the positive intent and the ability to hold those securities to maturity. Securities not classified as either trading or held-to-maturity are considered to be available-for-sale. Unrealized holding gains or losses on available-for-sale securities are excluded from earnings and reported, net of any deferred taxes, as accumulated other comprehensive income, a separate component of stockholders' equity. Realized gains or losses on the sale of investment securities are recognized at the time of the sale using the specific identification method, and are classified as non-interest income in the accompanying consolidated statements of operations.

         The Company also invests in Federal Reserve Bank stock and Federal Home Loan Bank stock, which is considered restricted as to marketability.

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

         Loans
         -----

         Loans are stated at the principal amount outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Fees charged and costs capitalized for originating certain loans are being amortized on the interest method over the term of the loan.

         Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrowers ability to make payments or the collateral is not sufficient, payments received are accounted for as a reduction in principal.

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

         The allowance for loan losses represents an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The Company uses a loan grading system where loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading is applied to the loan balance to reserve for potential losses. In addition, management judgmentally establishes an additional unallocated reserve. The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

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

         Premises and Equipment
         ----------------------

         Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Useful lives range from five to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and leasehold improvements are amortized over the term of the respective lease plus the first optional renewal period, if applicable. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life of the asset.

         Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

         Stock-Based Compensation
         ------------------------

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Compensation expense for stock option awards is disclosed as a pro forma income adjustment ratably recognized over the vesting period, based on the fair value of the stock on the date of grant under SFAS No. 123, and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

         Advertising Costs
         -----------------

         Advertising costs are generally expensed as incurred.

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

         New Accounting Standards
         ------------------------

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption had no affect on the financial position or results of operations of the Company.

         In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require additional and more frequent disclosures in financial statements about the effects of stock-based compensation. Adoption of SFAS No. 148 had no effect on the financial position or results of operations of the Company.

2.       INVESTMENT SECURITIES

         Investments available-for-sale
         ------------------------------

         The amortized cost and estimated fair values of investments available-for-sale at December 31, 2002 are as follows:

                                                   Amortized         Gross        Gross Unrealized    Estimated
                                                                   Unrealized
                                                     Cost            Gains             Losses        Fair Value
                                                 --------------  ---------------  ----------------  --------------
      U.S. Treasury securities                  $      948,361  $      -         $       -         $      948,361
                                                 --------------  ---------------  ----------------  --------------
         Total investments available-for-sale   $      948,361  $      -         $       -         $      948,361
                                                 ==============  ===============  ================  ==============


        The amortized cost and estimated fair values of debt securities available-for-sale at December 31, 2002 by contractual maturity are shown below.

                                                Amortized Cost     Estimated
                                                                  Fair Value
                                               ----------------  --------------
  Due in one year or less                     $        948,361  $      948,361
                                               ----------------  --------------
     Total investments available-for-sale     $        948,361  $      948,361
                                               ================  ==============

        There were no investments available-for-sale as of December 31, 2001 or 2000, and there were no sales of investments available-for-sale during 2002, 2001 or 2000.

        At December 31, 2002 investments available-for-sale with a carrying value of $507,000 were pledged as collateral for certain short-term borrowings.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

        Other equity securities
        -----------------------

        At December 31 the Company's investment in other equity securities consisted of:

                                                                                    2002              2001
                                                                              ----------------   ---------------
              Federal Reserve Bank stock                                     $        275,940   $       275,940
              Federal Home Loan Bank stock                                             79,900          -
                                                                              ----------------   ---------------
                   Total investments in other equity securities              $        355,840   $       275,940
                                                                              ================   ===============

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

         Major loan categories at December 31 are presented below:

                                                                        2002                 2001
                                                                        ----                 ----
Real Estate - Home Equity Line of Credit                         $      9,960,943     $     5,641,198
Real Estate - Construction                                              3,700,389           2,230,067
Real Estate - Mortgage                                                  7,816,997           2,448,595
Commercial                                                             42,566,165          23,488,566
Consumer                                                                4,033,767           2,053,629
                                                                    --------------       -------------
     Total Loans                                                       68,078,261          35,862,055
Less: Allowance for credit losses                                        (851,500)           (447,000)
                                                                    --------------       -------------
     Net Loans                                                   $     67,226,761     $    35,415,055
                                                                    ==============       =============

         Activity in the allowance for credit losses for the year ended December
31, 2002, 2001 and 2000 is shown below:

                                                                2002            2001             2000
                                                                ----            ----             ----
             Balance at beginning of year                  $    447,000    $      70,000     $    -
             Provision for credit losses                        404,500          377,000          70,000
             Loan charge-offs                                    -               -                -
             Loan recoveries                                     -               -                -
                                                            -------------   -------------     -----------
             Net charge-offs                                     -               -                -
                                                            -------------   -------------     -----------
             Balance at end of year                        $    851,500    $     447,000     $    70,000
                                                            =============   =============     ===========

         There were no loans that were considered impaired under SFAS No. 114 as of December 31, 2002, 2001 and 2000 and for the years then ended.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements



4.   PREMISES AND EQUIPMENT

         Premises and equipment at December 31 include the following:

                                                                                          2002              2001
                                                                                          ----              ----
             Furniture and equipment                                               $       348,982    $    315,645
             Computer hardware and software                                                540,654         505,542
             Leasehold improvements                                                        293,974         293,974
                                                                                      ------------       -----------
                                                                                         1,183,610       1,115,161
                Less accumulated depreciation                                             (474,407)       (284,535)
                                                                                      ------------       -----------

                  Net premises and equipment                                       $       709,203    $    830,626
                                                                                      ============       ===========


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

         Rent expense applicable to operating leases for the periods ended December 31, was as follows:

                                                                           2002            2001             2000
                                                                           ----            ----             ----
             Minimum rentals                                          $    187,760    $     181,021     $   143,897
             Less: Sublease rentals                                        (40,784 )        (39,215)         (28,55)
                                                                       -------------   -------------     -----------
                Net rent expense                                      $    146,976    $     141,806     $   115,342
                                                                       =============   =============     ===========


         At December 31, 2002, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

  Years ending December 31:
           2003                                              $      193,854
           2004                                                     181,179
           2005                                                      37,809
           2006                                                      -
           2007                                                      -
                                                                ------------
           Total minimum lease payments                      $      412,842
                                                                ============

         Total minimum future rental payments have not been reduced by $10,295 of sublease rentals expected to be received in 2003 under a non-cancelable sublease expiring in March 2003.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


5.    DEPOSITS

         Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

                                                     2002             2001
                                                     ----             ----
Three months or less                          $      2,412,699 $       643,254
Over three months through six months                 1,746,820       1,343,447
Over six months through twelve months                2,512,425       1,138,179
Over twelve months                                   4,726,376         901,499
                                                 -------------    -------------
     Total                                    $     11,398,320 $     4,026,379
                                                 =============    =============

         Interest expense on deposits for the year ended December 31 is as follows:

                                                                          2002            2001             2000
                                                                          ----            ----             ----
              Interest-bearing transaction                          $     141,073    $        8,753   $       2,211
              Savings and money market                                    384,789           563,030         169,352
              Time, $100,000 or more                                      281,304            82,990          17,410
              Other time                                                  555,459           105,165          14,047
                                                                     --------------   --------------   -------------
                  Total interest on deposits                        $   1,362,625    $      759,938   $     203,020
                                                                     ==============   ==============   =============

6. SHORT-TERM BORROWINGS

         Information relating to short-term borrowings as of December 31, 2002 is as follows:

                                                      Amount            Rate
                                                      ------            ----
As of year end                                    $     507,000          1.00%

Average for the year                              $     325,786          1.50%

Maximum month end balance                         $     724,035


         The Company had no short-term borrowings during the years ended December 31, 2001 and 2000.

         The Company pledges U.S. Government Treasury Securities, based upon their market values, as collateral for 100% of the principal and accrued interest of its short-term borrowings.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


7.   ISSUANCE OF COMMON STOCK

         On April 30, 2000, the Company completed its initial public offering and sold 1,129,520 shares of its common stock, $0.01 par value per share, for a price of $10 per share and received aggregate consideration of $11,295,200.

8.   OPTIONS AND WARRANTS

         On August 31, 1999, the Board of Directors of the Company authorized the issuance on September 10, 1999, to each stockholder of record of the Company on August 31, 1999, a warrant to purchase one share of common stock at $10 per share for every two shares that the stockholder purchased in the organizational offering. As a result, the Company issued warrants to purchase 56,250 shares. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants became exercisable on April 30, 2001 and are exercisable in whole or in part until November 16, 2004. No warrants have been exercised as of December 31, 2002.

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

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         The following is a summary of changes in shares under options for the years ended December 31, 2002 and 2001:

                                                                                                       Weighted
                                                                                                        Average
                                                                                    Number of          Exercise
                                                                                     Shares              Price
                                                                                   ------------      --------------
         Balance, January 1, 2001                                                       -         $        -
               Granted                                                                 141,533                7.58
               Cancelled                                                                -                  -
               Exercised                                                                -                  -
                                                                                   ------------       -------------
         Balance, December 31, 2001                                                    141,533                7.58
              Granted                                                                   16,815                8.37
              Cancelled                                                                 (9,523)               7.58
              Exercised                                                                 -                  -
                                                                                   ------------      --------------
         Balance, December 31, 2002                                                    148,825    $           7.67
                                                                                   ============      ==============

         Weighted average fair value of options granted
              during 2001                                                       $         3.05
                                                                                   ============

         Weighted average fair value of options granted
              during 2002                                                       $         3.05
                                                                                   ============


         The following table summarizes information about options outstanding at December 31, 2002:

             Range of Exercise                   Options Outstanding                       Options Exercisable
                   Price
           ----------------------     -------------------------------------------    ----------------------------
                                                      Weighted
                                                      Average
                                                     Remaining        Weighted                         Weighted
                                                    Contractual        Average                          Average
                                                        Life          Exercise                         Exercise
            Price                       Number       (in years)         Price            Number          Price
            -----                       ------
           $  7.58                      132,010          7        $         7.58          8,250    $     7.58
           $  8.37                       16,815          8                  8.37            -              -
                                      ----------
                                        148,825
                                      ==========


                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31:

                                                        2002           2001
                                                     -----------     ---------
           Dividend yield                                  -             -
           Expected volatility                             20.00%     20.00%
           Risk-free interest rate                          4.17%      5.23%
           Expected lives (in years)                           8          8

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. No compensation expenses related to the Company's stock option plans was recorded during the years ended December 31, 2002 and 2001.

         The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ending December 31:


                                                                         2002            2001            2000
                                                                         ----            ----            ----

Net loss, as reported                                               $    (992,494)   $ (1,615,879)   $ (1,652,920)

 Less pro forma stock-based compensation expense determined
   under the fair value method, net of related tax effects                (15,445)         -               -

                                                                     -------------    ------------    ------------
 Pro forma net loss                                                 $  (1,007,939)   $ (1,615,879)   $ (1,652,920)
                                                                     =============    ============    ============

 Net loss per share:
    Basic and Diluted - as reported                                 $        (.80)   $      (1.30)   $      (1.98)
   Basic and Diluted - pro forma                                    $        (.81)   $      (1.30)   $      (1.98)

8.    RETIREMENT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 25% of employee contributions of up to 3% of compensation as defined under the plan. The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan. The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management. Expense under this plan totaled $58,447, $32,069 and $29,445 for the years ended December 31, 2002, 2001 and 2000, respectively.


                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements



9.   INCOME TAXES

         Federal and state income tax expense (benefit) consists of the following for the periods ended December 31:

                                                                          2002            2001             2000
                                                                          ----            ----             ----
              Current federal income tax                            $     -          $     -                -
              Current state income tax                                    -                -                -
              Deferred federal income tax expense (benefit)               -                -                -
              Deferred state income tax expense (benefit)                 -                -                -
                                                                     --------------   --------------   -------------
                 Total income tax expense (benefit)                 $     -          $     -          $     -
                                                                     ==============   ==============   =============

         The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

            Deferred tax assets:                                                       2002                2001
                                                                                       ----                ----
                 Net operating loss carryforwards                                 $    1,620,000      $    1,360,000
                 Other                                                                     6,000               1,000
                 Deferred loan fees, net                                                  12,000             -
                 Allowance for credit losses                                             205,000              98,000
                                                                                   --------------      --------------
                     Total deferred tax assets                                         1,843,000           1,459,000
                    Less valuation allowance                                          (1,783,000)         (1,377,000)
                                                                                   --------------      --------------
                     Deferred tax assets, net of valuation allowance                      60,000              82,000
                                                                                   --------------      --------------
            Deferred tax liabilities:
                    Depreciation and amortization                                        (60,000)            (82,000)
                                                                                   ==============      ==============
            Net deferred tax assets (liabilities)                                 $      -            $      -
                                                                                   ==============      ==============

         No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not".

         At December 31, 2002 the Company had approximately $4.2 million in tax loss carryforwards, which expire between 2019 and 2022. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward periods. The amount of loss carryforward available for any one year may be limited if the Company is subject to the alternative minimum tax.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


10.  RELATED PARTY TRANSACTIONS

         Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2002 and 2001.

                                                             2002                2001
                                                             ----                ----
         Balance at beginning of period                 $    2,670,548      $      618,500
         Additions                                          11,124,909           3,479,790
         Repayments                                         (8,823,329)         (1,427,742)
                                                         --------------      --------------
         Balance at December 31                         $    4,972,128      $    2,670,548
                                                         ==============      ==============

         An individual who is a director of the Company owns an office building, which is leased to the Company. The lease term commenced September 1, 1999 and is for a term of five years and contains renewal options for three additional five-year terms. Rent expense under this agreement was $23,756 for each of the periods ended December 31, 2002, 2001 and 2000, respectively. Management believes that the terms of the foregoing lease are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

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

         Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

                                                 2002                2001
                                                 ----                ----
             Loan commitments               $    2,421,928      $   2,558,598
             Unused lines of credit             19,989,764          9,882,798
             Letters of credit                     733,278            348,358

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

12.   REGULATORY MATTERS

         As of December 31, 2002 and 2001, the Company was not required to maintain non-interest-bearing deposits with the Federal Reserve Bank. The actual balance maintained with the Federal Reserve Bank at December 31, 2002 and 2001 were $189,609 and $2,950,896, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank met all capital adequacy requirements to which it is subject.

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

         The Bank's actual capital amounts and ratios as of December 31, 2002 and 2001 are presented in the following table:

                                                   December 31, 2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                          ------      -----         ------        -----           ------       -----
Total Capital (to Risk Weighted
    Assets):                          $  7,808,473     10.21%   $  6,120,000        8.00%   $  7,650,000      10.00%
Tier I Capital (to Risk Weighted
    Assets):                             6,956,973      9.09%      3,060,000        4.00%      4,590,000       6.00%
Tier I Capital (to Average Assets):      6,956,973      9.13%      2,286,000        3.00%      3,810,000       5.00%







                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

                                                   December 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                          ------      -----         ------        -----           ------       -----
Total Capital (to Risk Weighted
    Assets):                          $  6,417,511     15.26%   $  3,365,000        8.00%   $  4,205,000      10.00%
Tier I Capital (to Risk Weighted
    Assets):                             5,970,511     14.19%      1,683,000        4.00%      2,525,000       6.00%
Tier I Capital (to Average Assets):      5,970,511     14.87%      1,205,000        3.00%      2,008,000       5.00%

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year, plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2002.


                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements



13. PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Bay National Corporation (Parent
Only) is as follows:

                                                       CONDENSED BALANCE SHEETS
                                                       ------------------------
                                                      December 31, 2002 and 2001

                                                                                  2002                 2001
                                                                            -----------------   ----------------
ASSETS
     Cash and cash equivalents                                            $          652,241   $      2,631,692
     Due from subsidiary                                                             250,736           -
     Investment in subsidiary                                                      6,956,973          5,970,512
                                                                            -----------------   ----------------

              Total Assets                                                $        7,859,950   $      8,602,204
                                                                            =================   ================


LIABILITIES
     Accrued expenses and other liabilities                               $          250,292   $             52
                                                                            -----------------   ----------------

              Total Liabilities                                                      250,292                 52
                                                                            -----------------   ----------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,242,020 issued and outstanding:
                                                                                      12,420             12,420
     Additional paid in capital                                                   12,407,780         12,407,780
     Accumulated Deficit                                                          (4,810,542)        (3,818,048)
                                                                            -----------------   ----------------

              Total Stockholders' Equity                                           7,609,658          8,602,152
                                                                            -----------------   ----------------

              Total Liabilities and Stockholders' Equity                  $        7,859,950   $      8,602,204
                                                                            =================   ================



                                                       BAY NATIONAL CORPORATION

                                                  CONDENSED STATEMENTS OF OPERATIONS
                                                  ----------------------------------
                                        For the years ended December 31, 2002, 2001 and 2000


                                                                         2002             2001              2000
                                                                     -------------    -------------     -------------

Interest and dividends on investment securities                     $      23,931    $      98,610   $       218,267
Non-interest expense                                                        2,886            6,015           550,173
                                                                     -------------    -------------     -------------
   Income (loss) before income taxes and equity in undistributed
   losses of subsidiary                                                    21,045           92,595          (331,906)
Income tax expense (benefit)                                              -                -                 -
                                                                     -------------    -------------     -------------
   Loss before equity in undistributed losses of subsidiary                21,045           92,595          (331,906)
Equity in undistributed losses of subsidiary                           (1,013,539)      (1,708,474)      (1,321,014 )
                                                                     -------------    -------------     -------------
   Net Loss                                                         $    (992,494)   $  (1,615,879)  $    (1,652,920)
                                                                     =============    =============     =============



                                                  CONDENSED STATEMENTS OF CASH FLOWS
                                                  ----------------------------------
                                         For the years ended December 31, 2002, 2001 and 2000

                                                                         2002             2001              2000
                                                                     -------------    -------------     -------------
Cash Flows From Operating Activities
   Net Loss                                                         $    (992,494)   $  (1,615,879)    $  (1,652,920)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Equity in undistributed loss of subsidiary                       1,013,539        1,708,474         1,321,014
       Net decrease (increase) in other assets                           (250,736)         -                  72,427
       Net (decrease) increase in other liabilities                       250,240         (194,385)          (66,196)
                                                                     -------------    -------------     -------------

            Net cash used by operating activities                          20,549         (101,790)         (325,675)
                                                                     -------------    -------------     -------------

Cash Flows From Investing Activities
   Investment in subsidiary                                            (2,000,000)         -              (9,000,000)
                                                                     -------------    -------------     -------------
            Net cash used by investing activities                      (2,000,000)         -              (9,000,000)
                                                                     -------------    -------------     -------------

Cash Flows From Financing Activities
   Issuance of common stock                                               -                -              11,295,200
                                                                     -------------    -------------     -------------
            Net cash provided by financing activities                     -                -              11,295,200
                                                                     -------------    -------------     -------------

Net (decrease) increase in cash and cash equivalents                   (1,979,451)        (101,790)        1,969,525
Cash and cash equivalents at beginning of year                          2,631,692        2,733,482           763,957
                                                                     -------------    -------------     -------------

Cash and cash equivalents at end of period                          $     652,241    $   2,631,692     $   2,733,482
                                                                     =============    =============     =============

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

        The directors of Bay National Corporation, their ages, the years in which their terms expire and the year in which they became directors are as follows:

              Name                   Age               Term to Expire (1)                   Director Since
              ----                   ---               ------------------                   --------------
Hugh W. Mohler                       57               2003 Annual Meeting                     June 1999
Carroll A. Bodie                     57               2005 Annual Meeting                     June 1999
Charles E. Bounds                    84               2005 Annual Meeting                     June 1999
Gary T. Gill                         50               2003 Annual Meeting                    January 2003
John R. Lerch                        58               2005 Annual Meeting                     June 1999
Donald G. McClure, Jr.               59               2003 Annual Meeting                     April 2000
Robert L. Moore                      49               2003 Annual Meeting                   February 2001
H. Victor Rieger, Jr.                65               2003 Annual Meeting                     June 1999
Margaret Knott Riehl                 69               2003 Annual Meeting                     June 1999
William B. Rinnier                   61               2004 Annual Meeting                    August 1999
Edwin A. Rommel, III                 53               2004 Annual Meeting                     June 1999
Henry H. Stansbury                   63               2004 Annual Meeting                     June 1999
Kenneth H. Trout                     54               2004 Annual Meeting                    October 1999
Eugene M. Waldron, Jr.               59               2004 Annual Meeting                     June 1999
Carl A.J. Wright                     48               2003 Annual Meeting                     March 2003

(1) All of the directors with terms to expire in 2003 have been nominated to serve on the Board of Directors for an additional three (3) year term, with the exception of Gary T. Gill and Carl A.J. Wright who will serve an initial two (2) year term. Elections for these directors will take place at the 2003 Annual Meeting of Stockholders to be held in May 2003.

Biographical information concerning the directors is set forth below.

         Hugh W. Mohler serves as chairman, president, and chief executive officer, and has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Mohler has 35 years' experience in the financial services industry, holding positions in executive management, commercial lending and business development. From 1977 to 1999, Mr. Mohler was affiliated with Mercantile Bankshares Corporation, which is headquartered in Baltimore, Maryland, most recently serving as executive vice president with responsibility for 20 community banks in a three-state area. For 17 years, from 1977 to 1994, he was president of Mercantile's Salisbury, Maryland-based affiliate, Peninsula Bank, the largest financial institution on Maryland's Eastern Shore. Earlier he was a vice president in commercial lending at First National Bank of Maryland.

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

         A Baltimore native, Mr. Bodie holds an undergraduate degree in marketing from the University of Baltimore and earned his law degree from the University of Baltimore School of Law. Admitted to practice before numerous courts, including those in the State of Maryland and the United States Supreme Court, he is a member of the Baltimore County, Maryland Bar Association, the American Bar Association and the American Corporate Counsel Association. Mr. Bodie is chairman of the board of trustees of Loyola Blakefield, a board and executive committee member for the Independent College Fund of Maryland, and a Trustee at the College of Notre Dame of Maryland. He is a past director and board chairman for the YMCA of Central Maryland.

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

         Gary T. Gill has been a director of Bay National Corporation and Bay National Bank since January 2003. Mr. Gill is President and Chief Executive Officer of the MacKenzie Companies, a Baltimore-based full-service commercial real estate firm comprising Mackenzie Commercial Real Estate Services, LLC, Mackenzie Management Corporation, MacKenzie Services Corporation, MacKenzie Contracting Company, LLC, and MacKenzie Drywall Construction. Mr. Gill joined MacKenzie in 1977 and has served in his capacity as president since 1985. Mr. Gill serves also as Executive Vice President of MacKenzie Properties, Inc., the managing partner of over 35 partnerships of income-producing commercial properties.

         A native of Towson, Maryland, Mr. Gill received his Bachelor of Arts degree in Business Administration in 1974 from Towson University. Mr. Gill currently serves on the Baltimore County Economic Advisory Board, Towson University Stadium Committee, USLacrosse Foundation Board, and chairs the Lax 4 Baltimore Committee for the NCAA National Men's Lacrosse Championships.

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

         Robert L. Moore has been a director of Bay National Corporation since February 2001 and Bay National Bank since June 2001. Mr. Moore is a certified public accountant. He received his CPA designation twenty-five years ago, and is the owner and founder of the Salisbury, Maryland accounting firm of Moore & Company, P.A. His professional concentration is income tax and all facets of business consulting.

         Mr. Moore received his Bachelor of Science degree from the University of Virginia in 1976. Currently, he serves as Chairman of the Trustees of the Wicomico County Pension System, a board member of Salisbury-Wicomico Economic Development Corporation, a member of the Performance Review Committee for Wicomico County, and a member of the Salisbury Area Chamber of Commerce.

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

         Edwin A. Rommel III has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Rommel is a certified public accountant that, since 1974, has been a partner in the Salisbury, Maryland, accounting firm of Twilley, Rommel & Stephens, P.A. Mr. Rommel has been certified as a valuation analyst and accredited in business evaluation by the American Institute of Certified Public Accountants.

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

         Eugene M. Waldron, Jr. has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Waldron is a chartered financial analyst and since September 1998 has been a senior vice president in the Washington, D.C., office of Capital Guardian Trust Company, an employee-owned firm based in Los Angeles dedicated to institutional investment management. From March 1994 to August 1998, Mr. Waldron was employed by Loomis, Sayles & Company, an investment management firm. Mr. Waldron's more than three decades of investment experience include employment at CS First Boston Asset Management, Fidelity Management Trust Company, T. Rowe Price Associates and Baker, Watts & Company.

         An alumnus of Mt. St. Mary's College, Emmitsburg, Maryland, Mr. Waldron earned his master of business administration degree at the Bernard M. Baruch College of the City University of New York. A native of Annapolis, Maryland, he is a member of the Mt. St. Mary's Board of Trustees and the Newton, Massachusetts Country Day School of the Sacred Heart's Endowment Committee.

         Carl A.J. Wright has been a director of Bay National Corporation and Bay National Bank since March 2003. Mr. Wright is the Senior Vice President of Spherion (formerly Interim Financial Solutions), an executive search and staffing firm specializing in finance, human resources and information systems. Along with his corporate responsibilities, he is an involved community member and active in professional, civic and political organizations.

         Mr. Wright received his B.A. in Accounting from Loyola College in 1976, then began his professional career with Ernst & Young. He served in the firm's auditing and tax departments. He joined A.J. Burton in 1980. Throughout his career, Carl has been active in professional organizations. He became a Certified Public Accountant in 1978 and he has served on a number of committees and boards for the Maryland Association of CPAs.

         Mr. Wright has demonstrated his continuing commitment to education through membership of boards and committees of both Loyola College and Loyola Blakefield. He is Past President of the Baltimore Junior Association of Commerce and serves on Maryland Governor Robert Ehrlich's Strategic and Finance Committees. In addition, he is an active supporter of the Catholic Charities and Maryland Business for Responsive Government.

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

         Mr. Semanie, age 39, serves as Executive Vice President and Chief Financial Officer, Treasurer and Secretary of Bay National Corporation and Vice President and Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Bay National Bank. Mr. Semanie is a Certified Public Accountant. Mr. Semanie worked in the insurance industry for over 7 years. From July 1996 to October 2000, he served as Executive Vice President and Chief Financial Officer for Agency Holding Company of Maryland, Inc., parent company of Baltimore-based Agency Services, Inc., an independently owned premium finance company, and Agency Insurance Company of Maryland, Inc., a privately owned multi-line property/casualty insurance company. From March 1993 to July 1996, he was associated with USF&G Corporation where he served in various capacities, including Manager of SEC and External Reporting. From August 1985 to March 1993, Mr. Semanie worked in the Boston and Baltimore offices of the international accounting firm of KPMG LLP. He last served as a Senior Manager in the Audit practice with the firm. His background includes experience in financial planning and reporting, backroom operations, human resources and compliance issues.

         A native of Connecticut, Mr. Semanie earned a Bachelor of Science degree in accounting from Bentley College. He currently serves on the Board of Directors of Agency Insurance Company of Maryland, Inc. He also serves as a director of the Baltimore Child Abuse Center and as Chairman of its Finance Committee. He is a member of the American Institute of Certified Public Accountants, the American Institute of Chartered Property Casualty Underwriters, and Financial Executives International.

         Bay National Corporation's charter and bylaws provide that Bay National Corporation shall have at least three (3) directors, and that the number of directors may be increased or decreased by the Board of Directors. As of March 24, 2003, the number of directors has been fixed at 15 with all positions filled. Pursuant to Bay National Corporation's charter and bylaws, the Board of Directors is divided into three classes, with each class serving a three-year term, and the term of one class expiring each year. A director may only be removed by the affirmative vote of at least 80% of the votes entitled to be cast on the matter and only for cause.

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

Compliance with Section 16(a) of the Exchange Act

         The Company did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at any time during the Company's fiscal year ended December 31, 2002. Accordingly, there is no requirement upon the Company's officers, directors and 10% or greater shareholders to file any reports required pursuant to Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

Director Compensation

         Except for discretionary grants of options to purchase shares of common stock as described below and discretionary payments based on special circumstances, the directors of Bay National Corporation and Bay National Bank are not compensated for their attendance at regularly scheduled or special board meetings or for other services. Bay National Corporation and Bay National Bank do not intend to pay directors fees until Bay National Bank is profitable. However, Bay National Corporation and Bay National Bank reserve the right to pay directors' fees at any time. Directors are reimbursed for reasonable expenses incurred on behalf of Bay National Corporation and Bay National Bank.

         In December 2002 and October 2001, the Board of Directors of Bay National Corporation authorized special payments of $10,000 to Mr. H. Victor Rieger, Jr., a director of Bay National Corporation and Bay National Bank. These payments were authorized in recognition of Mr. Rieger's outstanding service as a key member of the Bay National Bank Loan Committee. These amounts were paid in December 2002 and December 2001.

         In November 2001, each then director of Bay National Corporation was granted options to purchase 3,000 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the individual directors appointment to the Board of Directors of Bay National Corporation. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. As of December 31, 2002, options to purchase 8,250 shares were exercisable. The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

Executive Compensation

Summary Compensation Table

         The following table sets forth the compensation paid by Bay National Corporation and Bay National Bank to the Chief Executive Officer of Bay National Corporation and Bay National Bank and to any other executive officer of Bay National Corporation and Bay National Bank who received compensation in excess of $100,000 during 2002. Other than the grant of options, all compensation below was paid by the Bay National Bank.


                                             Summary Compensation Table
                                             --------------------------

                                                                         Long Term Compensation
                                                                   ------------------------------------
                                       Annual Compensation                  Awards            Payouts
                                ---------------------------------- ------------------------- ----------
                                                                                  Securities
                                                      Other Annual  Restricted   Underlying   LTIP        All Other
 Name and Principal                                   Compensation     Stock       Options/   Payouts    Compensation
 Position                Year    Salary($) Bonus($)      ($)         Award(s) ($)   SARs (#)      ($)         ($)
 ----------------------- ------ --------- --------- -------------- ------------- ----------- ---------- -------------
 Hugh W. Mohler
 President and Chief
 Executive Officer (1)   2002   $164,000                                                                    $  6,032
                         2001   $154,000     -            -             -            40,261      -          $  6,189
                         2000   $ 96,318     -            -             -            -           -          $  8,518
 Mark Semanie
 Vice President (2)      2002   $135,000  $ 30,000        -             -            -           -          $  6,838
                         2001   $125,000     -            -             -            18,630      -          $  5,233
                         2000   $ 19,232     -            -             -            -           -          $     72

(1) Mr. Mohler voluntarily declined any and all compensation during the Company's formative stage (June, 1999 through May, 2000). Other compensation includes $5,533, $5,775 and $3,510 of contributions to the Company's 401(k) retirement plan for 2002, 2001 and 2000, respectively, and $499, $414 and $5,008 of term life insurance premiums paid by the Bank on Mr. Mohler's behalf for 2002, 2001 and 2000, respectively.

(2) Mr. Semanie joined the Company in October 2000. Other compensation includes $5,947, $4,543 of contributions to the Company's 401(k) retirement plan for 2002 and 2001, respectively, and $891, $690 and $72 of term life insurance premiums paid by the Bank on Mr. Semanie's behalf for 2002, 2001 and 2000, respectively.

Aggregate Options Table

         The following table sets forth information on the aggregate number of shares of common stock underlying unexercised options held as of December 31, 2002 by Mr. Mohler and Mr. Semanie and the aggregate dollar value of in-the-money unexercised options held as of December 31, 2002 by Mr. Mohler and Mr. Semanie.

                                             Number of Securities
                                            Underlying Unexercised        Value of Unexercised
                                                  Options at             in-the-Money Options at
                 Name                         December 31, 2002             December 31, 2002
---------------------------------------- ----------------------------- ----------------------------
                                         Exercisable Unexercisable        Exercisable Unexercisable
                                         ---------- --------------        ----------- -------------
Hugh W. Mohler                                  750        39,511            $   390     $  20,546
Mark A. Semanie                              -             18,630             -              9,688

The exercise price of these options is $7.58 per share. The market value of the common stock was $8.10 per share, which is the sales price at which shares of common stock were last sold in over the counter trading on December 31, 2002.

Employment Arrangements

         Bay National Bank has entered into a written employment agreement with Mr. Mohler effective as of May 12, 2000. Under this agreement, Mr. Mohler serves as the president of Bay National Bank at an initial annual base salary of $154,000, subject to annual review. However, pursuant to Mr. Mohler's agreement, Mr. Mohler did not receive any compensation until May 2000. The agreement has an initial term of three years, automatically renewable for one-year terms unless written notice is provided by either party 90 days before expiration of a term. Written notice was not provided by either party 90 days before the expiration of the initial term and accordingly the new term will expire in May 2004.

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

         In the employment agreement, Mr. Mohler agrees that for a period of six
(6) months after employment with Bay National Bank or any affiliate, he will not, directly or indirectly, own, operate or otherwise be associated with, any financial institution which is located in the Bank's market area. Mr. Mohler also agrees that for a period of one (1) year after employment with Bay National Bank or any affiliate, he will not (i) solicit any person or entity which at the time of his termination was, or within one (1) year prior thereto had been, a customer of Bay National Bank or any of its affiliates or (ii) solicit the employment of any person who was employed by Bay National Bank or any of its affiliates on a full or part time basis at the time of his termination of employment, unless such person (a) was involuntarily discharged by Bay National Bank or the affiliate or (b) voluntarily terminated his relationship with Bay National Bank or the affiliate prior to Mr. Mohler's termination of employment.

         In addition, pursuant to the employment agreement, upon adoption of a stock option plan by Bay National Corporation's Board of Directors, Mr. Mohler was entitled to options to purchase 3% of the shares of common stock outstanding after the initial public offering. Accordingly, options to purchase 37,261 shares of common stock were granted to Mr. Mohler in November 2001. These options are exercisable at $7.58 per share.

         Bay National Bank has purchased "key man" life insurance on Mr. Mohler.

         Bay National Bank and Bay National Corporation have not entered into written employment agreements with any other employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2002, with respect to compensation plans under which equity securities of Bay National Corporation are authorized for issuance.

                                          Equity Compensation Plan Information

 ---------------------------------------------------------------------------------------------------------------------
 Plan category                            Number of securities          Weighted-average        Number of securities
                                           to be issued upon           exercise price of         remaining available
                                              exercise of           outstanding options and      for future issuance
                                          outstanding options               warrants                under equity
                                              and warrants                                       compensation plans
                                                                                                     (excluding
                                                                                                securities reflected
                                                                                                   in column (a))

                                                  (a)                         (b)                       (c)
 ---------------------------------------------------------------------------------------------------------------------

 Equity compensation plans approved
 by security holders                             148,825                      $ 7.67                    51,175
 ---------------------------------------------------------------------------------------------------------------------
 Equity compensation plans approved
 by security holders                              56,250                       10.00                      -
 ---------------------------------------------------------------------------------------------------------------------
 Total                                           205,075                      $ 8.31                    51,175
 ---------------------------------------------------------------------------------------------------------------------

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

Security Ownership

         The following table sets forth the beneficial ownership of Bay National Corporation's common stock as of March 24, 2003 by its directors, executive officers named in the Summary Compensation Table in Item 10 above, directors and officers as a group and persons believed by management to beneficially own more than five percent (5%) of the common stock. The table includes warrants and options beneficially owned by these persons. Unless otherwise noted below, management believes that each person named in the table has the sole voting and sole investment power with respect to each of the shares of common stock reported as beneficially owned by such person.

Name and Address                                       Number of Shares   Percentage
of Beneficial Owner
(16)                                                         (16)          of Class
-----------------------------------------------------------------------------------------

Carroll A. Bodie (1)
4005 Greenway
Baltimore, MD 21218                                               16,750         1.01%

Charles E. Bounds (2)
1707 Upper Millstone Lane
Salisbury, MD 21801                                                6,880          .41%

Citizens, Inc. (3)
P.O. Box 1550
Butler, PA 16003                                                 112,500         6.76%

Gary T. Gill
6 Brierleigh Court
Lutherville, Maryland   21093                                      2,500          .15%

John R. Lerch (4)
618 Indian Lane
Salisbury, MD 21801                                               43,750         2.63%

Donald G. McClure, Jr. (5)
11520 Pebble Creek Drive
Lutherville, MD 21093                                             14,750          .89%

Hugh W. Mohler (6)
23 Buchanan Road
Baltimore, MD 21212                                               63,865         3.84%

Robert L. Moore (7)
5673 N. Nithsdale Drive
Salisbury, MD 21801                                                7,500          .45%




H. Victor Rieger, Jr. (8)
1015 Ivy Hill Road
Cockeysville, MD 21030                                            28,750         1.73%

Margaret K. Riehl (9)
6200 Gentry Lane
Baltimore, MD 21210                                               23,250         1.40%

William B. Rinnier (10)
616 Manor Drive
Salisbury, MD 21801                                               13,250          .80%

Edwin A. Rommel, III (11)
5281 Silver Run Lane
Salisbury, MD 21801                                               31,250         1.88%

Mark A. Semanie (12)
1200 Corinthian Court
Bel Air, MD 21014                                                  1,680          .10%

Henry H. Stansbury (13)
6200 Foxhall Farm Road
Catonsville, MD 21228                                             39,550         2.38%

Kenneth H. Trout (14)
804 Hillstead Drive
Lutherville, MD 21093                                              2,750          .17%

Eugene M. Waldron, Jr. (15)
5309 Woodlawn Avenue
Chevy Chase, MD 20815                                             30,750         1.85%

Carl A.J. Wright
8609 Marburg Manor Drive
Lutherville, MD  21093                                            14,000          .84%

All directors and executive officers as a group:
Sixteen persons                                                  341,225        20.51%

     (1) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in June 2003.

     (2) Includes 1,250 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in June 2003.

     (3) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date.

     (4) Includes 4,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in June 2003. Includes 6,000 shares held by LFI partnership, of which Mr. Lerch is a general partner; and 2,000 shares held by Mr. Lerch's spouse, and 1,000 shares issuable upon the exercise of warrants by Mrs. Lerch that are exercisable within 60 days of the record date. Mr. Lerch disclaims beneficial ownership as to the shares and warrants held by his spouse.

     (5) Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in April 2004. Includes 9,000 shares held in trust for the benefit of Mr. McClure's children for which Mr. McClure is a co-trustee.

     (6) Includes 5,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 10,065 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 30,196 shares issuable upon the exercise of options that are exercisable starting in June 2003. Includes 1,000 shares held by Mr. Mohler's spouse. Mr. Mohler disclaims beneficial ownership as to the shares held by his spouse.

     (7) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Excludes 3,000 shares issuable upon the exercise of options that are exercisable starting in February 2004.

     (8) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in June 2003. Includes 1,000 shares held by Mr. Rieger's spouse. Mr. Rieger disclaims beneficial ownership as to the shares held by his spouse.

     (9) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in June 2003. Includes 1,000 shares held by Mrs. Riehl's spouse. Mrs. Riehl disclaims beneficial ownership as to the shares held by her spouse.

     (10) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in August 2003. Includes 3,000 shares held by Mr. Rinnier's spouse, and 2,000 shares held by Mr. Rinnier's children. Mr. Rinnier disclaims beneficial ownership as to the shares held by his spouse and his children.

     (11) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in June 2003.

     (12) Excludes 18,630 shares issuable upon the exercise of options that are exercisable starting in October 2003.

     (13) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in June 2003. Includes 10,000 shares held by Mr. Stansbury's spouse, and 2,500 shares issuable upon the exercise of warrants by Mrs. Stansbury that are exercisable within 60 days of the record date. Mr. Stansbury disclaims beneficial ownership as to the shares and warrants held by his spouse.

     (14) Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in October 2003.

     (15) Includes 5,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of the record date. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of the record date. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in June 2003. Includes 3,000 shares held by Mr. Waldron's children. Mr. Waldron disclaims beneficial ownership as to the shares held by his children.

     (16) All of the named individuals, other than Mr. Semanie, are directors of Bay National Corporation. Mr. Mohler is a director and executive officer of Bay National Corporation.

         The number of shares beneficially owned includes shares of common stock subject to options or warrants held by the named persons that are exercisable as of, or within 60 days of, March 24, 2003. Such shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

         The number of shares beneficially owned also includes 88,860 shares of common stock subscribed under the private offering to accredited investors commenced on October 31, 2003 (see "Item 5. Market for Common Equity and Related Stockholder Matters") which are expected to be issued within 60 days of, March 24, 2003. Such shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding the subscriptions, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

         In November 2001, each director of Bay National Corporation was granted options to purchase 3,000 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. A total of 9,000 of these options to purchase shares were exercisable as of, or within 60 days of March 24, 2003. The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

         In November 2001, Mr. Mohler was granted options to purchase 37,261 shares of Bay National Corporation common stock, and Mr. Semanie was granted options to purchase 18,630 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the officer's date of employment with Bay National Bank. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual officer's date of employment with Bay National Bank. A total of 9,315 of these options to purchase shares were exercisable as of, or within 60 days of March 24, 2003.The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

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

         Director John R. Lerch owns a 100% interest in the property being leased for Bay National Bank's Salisbury, Maryland branch office. Pursuant to that lease, which is for a five-year term and commenced as of September 1, 1999, Bay National Corporation agreed to pay Mr. Lerch monthly rent of approximately $1,980 plus all real estate taxes and utilities. Bay National Corporation believes that the lease rate is at fair market value, based, in part, on an evaluation of the lease terms by William E. Martin of ERA Martin Associates, a Salisbury-based real estate brokerage firm. Bay National Corporation engaged Mr. Martin to review the lease terms for the purpose of determining whether the terms were consistent with the lease terms for similar properties in the downtown Salisbury area.

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

         The officers and directors of Bay National Corporation and Bay National Bank have loans due to Bay National Bank of $4,972,128 at December 31, 2002. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.



Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit
No.               Description of Exhibit
---               ----------------------

3.1*              Articles of Incorporation of Bay National Corporation
3.2*              Bylaws of Bay National Corporation
4.1*              Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*              Form of Common Stock Certificate
4.3*              Form of Warrant
10.1*             Form of Employment Agreement between Bay National Corporation and Hugh W. Mohler
10.2*             Form of Employment Agreement between Bay National Bank and Hugh W. Mohler
10.3*             Office Lease  Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited
                  Partnership
10.4*             Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.5*             Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
10.6#             Bay National Corporation Stock Option Plan
21.1*             Subsidiaries of Bay National Corporation
23.1              Consent of Stegman & Company
99.1              Certification of Periodic Financial Report pursuant to 18 U.S.C.  Section 1350
99.2              Certification of Periodic Financial Report pursuant to 18 U.S.C.  Section 1350

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

         (b) Reports of Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 2002.

Item 14.  Controls and Procedures

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

         In addition, since the Chief Executive Officer's and Chief Financial Officer's most recent review of Bay National Corporation's internal controls, there have been no significant changes in Bay National Corporation's internal controls or in other factors that could significantly affect those controls.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BAY NATIONAL CORPORATION

Date:  March 24, 2003                       By: /s/ Hugh W. Mohler
                                               ---------------------------------
                                                Hugh W. Mohler,   President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      Name              Position                                       Date
                      ----              --------                                       ----
                                        Director and President
/s/ Hugh W. Mohler                      (Principal Executive Officer)      March 24, 2003
------------------------------------
Hugh W. Mohler
                                        Treasurer
/s/ Mark A. Semanie                     (Principal Accounting and          March 24, 2003
------------------------------------
Mark A. Semanie                         Financial Officer)

/s/ Carroll A. Bodie                    Director                           March 27, 2003
------------------------------------
Carrol1 A. Bodie

/s/ Charles E. Bounds                   Director                           March 25, 2003
------------------------------------
Charles E. Bounds

___________________________             Director                           March --, 2003
Gary T. Gill

/s/ John R. Lerch                       Director                           March 27, 2003
------------------------------------
John R. Lerch

/s/ Donald G. McClure, Jr.              Director                           March 26, 2003
------------------------------------
Donald G. McClure, Jr.

/s/ Robert L.Moore                      Director                           March 25, 2003
------------------------------------
Robert L. Moore

/s/ H. Victor Rieger                    Director                           March 26, 2003
------------------------------------
H. Victor Rieger, Jr.

/s/ Margaret Knott Riehl                Director                           March 25, 2003
------------------------------------
Margaret Knott Riehl


/s/ William B. Rinnier                  Director                           March 24, 2003
------------------------------------
William B. Rinnier

/s/ Edwin A. Rommel, III                Director                           March 25, 2003
------------------------------------
Edwin A. Rommel, III

/s/ Henry H. Stansbury                  Director                           March 24, 2003
------------------------------------
Henry H. Stansbury

/s/ Kenneth H. Trout                    Director                           March 27, 2003
------------------------------------
Kenneth H. Trout

/s/ Eugene M. Waldron, Jr.              Director                           March 24, 2003
------------------------------------
Eugene M. Waldron, Jr.

                                        Director                           March --, 2003
------------------------------------
Carl A.J. Wright



                                 CERTIFICATIONS

I, Hugh W. Mohler, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Bay National
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: March 26, 2003               By: /s/ Hugh W. Mohler
                                           ----------------------
                                       Name:  Hugh W. Mohler
                                       Title: Chairman, President and Chief
                                              Executive Officer

I, Mark A. Semanie, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Bay National
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: March 26, 2003               By: /s/ Mark A. Semanie
                                          -------------------
                                      Name:  Mark A. Semanie
                                      Title: Executive Vice President and Chief
                                             Financial Officer

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




                                  EXHIBIT INDEX


Exhibit
No.               Description of Exhibit
---               ----------------------

3.1*              Articles of Incorporation of Bay National Corporation
3.2*              Bylaws of Bay National Corporation
4.1*              Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*              Form of Common Stock Certificate
4.3*              Form of Warrant
10.1*             Form of Employment Agreement between Bay National Corporation and Hugh W. Mohler
10.2*             Form of Employment Agreement between Bay National Bank and Hugh W. Mohler
10.3*             Office   Lease  Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited
                  Partnership
10.4*             Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.5*             Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
10.6#             Bay National Corporation Stock Option Plan
21.1*             Subsidiaries of Bay National Corporation
23.1              Consent of Stegman & Company
99.1              Certification of Periodic Financial Report pursuant to 18 U.S.C.  Section 1350
99.2              Certification of Periodic Financial Report pursuant to 18 U.S.C.  Section 1350


* Previously filed by Bay National Corporation as a part of Bay National Corporation's Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781

# Previously filed by Bay National Corporation as a part of Bay National Corporation's Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428