Form 10-Q
period 2003-03-31
BAY NATIONAL CORP
filed 2003-05-15
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2003.

                        Commission file number: 333-87781



                            Bay National Corporation
        (Exact name of small business issuer as specified in its charter)

            Maryland                                          52-2176710
-----------------------------------------         ------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


                   2328 West Joppa Road, Lutherville, MD 21093
                   -------------------------------------------
                     Address of principal executive offices

                                 (410) 494-2580
                                 --------------
                            Issuer's telephone number

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

         At May 12, 2003, the issuer had 1,862,710 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (Check One):
                Yes ____ No  X
                            ---



PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------

                                                       BAY NATIONAL CORPORATION

                                                      CONSOLIDATED BALANCE SHEETS
                                                      ---------------------------
                                              As of March 31, 2003 and December 31, 2002

                                                                                   March 31,           December 31,
                                                                                      2003                 2002
                                                                                ----------------      ---------------
ASSETS                                                                            (Unaudited)

     Cash and due from banks                                                  $         102,780      $       363,031
     Federal funds sold and other overnight investments                              19,802,835           11,752,705
     Loans held for sale                                                              4,056,343            2,818,500
     Investment securities available for sale (AFS) - at fair value                   1,197,852              948,361
     Other equity securities                                                            444,340              355,840
     Loans, net of unearned fees                                                     81,654,513           68,078,261
         Less: Allowance for credit losses                                           (1,021,000)            (851,500)
                                                                                ----------------      ---------------
              Loans, net                                                             80,633,513           67,226,761
     Premises and equipment, net                                                        700,402              709,203
     Accrued interest receivable and other assets                                       494,702              434,782
                                                                                ----------------      ---------------

              Total Assets                                                    $     107,432,767      $    84,609,183
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $       9,907,313      $    10,533,475
     Interest-bearing deposits                                                       85,891,796           65,244,381
                                                                                ----------------      ---------------
         Total deposits                                                              95,799,109           75,777,856

     Short-term borrowings                                                            1,171,000              507,000
     Accrued expenses and other liabilities                                           3,059,401              714,669
                                                                                ----------------      ---------------

              Total Liabilities                                                     100,029,510           76,999,525
                                                                                ----------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized: 9,000,000 shares authorized,
         1,242,020 issued and outstanding as of March 31, 2003 and December 31,
         2002, respectively:                                                             12,420               12,420
     Surplus                                                                         12,407,780           12,407,780
     Accumulated deficit                                                             (5,016,943)          (4,810,542)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                              7,403,257            7,609,658
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $     107,432,767      $    84,609,183
                                                                                ================      ===============








          See accompanying notes to consolidated financial statements.


                                                       BAY NATIONAL CORPORATION

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                -------------------------------------
                                         For the three-months ended March 31, 2003 and 2002
                                                              (Unaudited)

                                                                                        2003             2002
                                                                                    -------------     -----------

INTEREST INCOME:
   Interest and fees on loans                                                      $   1,143,795     $   624,789
   Interest on federal funds sold and other
     overnight investments                                                                21,047          31,190
   Taxable interest and dividends on investment
     securities                                                                            3,960          -
                                                                                    -------------     -----------
     Total interest income                                                             1,168,802         655,979
                                                                                    -------------     -----------

INTEREST EXPENSE:
   Interest on deposits                                                                  438,935         288,616
   Interest on short-term borrowings                                                       1,836          -
                                                                                    -------------     -----------
     Total interest expense                                                              440,771         288,616
                                                                                    -------------     -----------

Net interest income                                                                      728,031         367,363

Provision for credit losses                                                              169,500          58,000
                                                                                    -------------     -----------

Net interest income after provision for
   credit losses                                                                         558,531         309,363
                                                                                    -------------     -----------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                                    40,566          18,398
   Gain on sale of mortgage loans                                                        147,554         117,693
   Other income                                                                            9,697           8,206
                                                                                    -------------     -----------
     Total non-interest income                                                           197,817         144,297
                                                                                    -------------     -----------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                                        580,744         447,981
   Occupancy expenses                                                                     61,015          52,955
   Furniture and equipment expenses                                                       45,127          49,075
   Legal and professional fees                                                            36,169          29,100
   Data processing and other outside services                                            118,988          66,044
   Advertising and marketing related expenses                                             37,524          37,420
   Other expenses                                                                         83,182          62,168
                                                                                    -------------     -----------
     Total non-interest expenses                                                         962,749         744,743
                                                                                    -------------     -----------

Loss before income taxes                                                                (206,401)       (291,083)
Income tax benefit                                                                       -                -
                                                                                    -------------     -----------
NET LOSS                                                                           $    (206,401)    $  (291,083)
                                                                                    -------------     -----------

Per Share Data:
   Cash Dividends Paid                                                             $     -           $    -

   Net Loss (basic and diluted)                                                    $        (.17)    $      (.23)
   Average shares outstanding (basic and diluted)                                      1,242,020       1,242,020



          See accompanying notes to consolidated financial statements.



                                                       BAY NATIONAL CORPORATION

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 -------------------------------------
                                         For the three-months ended March 31, 2003 and 2002
                                                              (Unaudited)

                                                                                 2003                  2002
                                                                             -------------          ------------

Cash Flows From Operating Activities
   Net loss                                                                 $    (206,401)         $   (291,083)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                                43,992                46,344
       Accretion of investment discounts                                           (2,986)               -
       Provision for credit losses                                                169,500                58,000
       Gain on sale of loans                                                     (147,554)             (117,693)
       Origination of loans held for sale                                     (10,200,548)           (6,202,016)
       Proceeds from sale of loans                                              9,110,259             6,276,534
       Net increase in accrued interest receivable and other assets               (59,920)              (37,015)
       Net decrease in accrued expenses and other liabilities                     (98,199)             (125,373)
                                                                             -------------          ------------

            Net cash used by operating activities                              (1,391,857)             (392,302)
                                                                             -------------          ------------

Cash Flows From Investing Activities
   Purchases of investment securities - AFS                                    (1,196,505)               -
   Maturities of investment securities - AFS                                      950,000                -
   Purchase of Federal Home Loan Bank of Atlanta stock                            (88,500)               -
   Net increase in loans                                                      (13,576,252)           (4,490,139)
   Capital expenditures                                                           (35,191)               (6,350)
                                                                             -------------          ------------

            Net cash used by investing activities                             (13,946,448)           (4,496,489)
                                                                             -------------          ------------

Cash Flows From Financing Activities
    Net increase in deposits                                                   20,021,253             4,122,042
    Net increase in short-term borrowings                                         664,000                -
    Stock subscriptions received                                                2,442,931                -
                                                                             -------------          ------------
            Net cash provided by financing activities                          23,128,184             4,122,042
                                                                             -------------          ------------

Net increase (decrease) in cash and cash equivalents                            7,789,879              (766,749)
Cash and cash equivalents at beginning of period                               12,115,736             9,553,940
                                                                             -------------          ------------

Cash and cash equivalents at end of period                                  $  19,905,615          $  8,787,191
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

         The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2002 have been derived from audited financial statements. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation's 2002 Annual Report on Form 10-KSB. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2002 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2003.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 2003, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

5.    STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company's stock option plan was recorded during the three-month periods ended March 31, 2003 and 2002.

         The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-months ended March 31:

                                                                       2003            2002
                                                                       ----            ----
Net loss, as reported                                              $   (206,401)  $   (291,083)

 Less pro forma stock-based compensation expense determined
   under the fair value method, net of related tax effects              (16,623)        -

                                                                    ------------   ------------
 Pro forma net loss                                                $   (223,024)  $   (291,083)
                                                                    ============   ============

 Net loss per share:
   Basic and Diluted - as reported                                 $       (.17)  $       (.23)
   Basic and Diluted - pro forma                                   $       (.18)  $       (.23)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002.

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

         The Company believes its most critical accounting policy relates to the allowance for credit losses. The allowance for credit losses is an estimate of the losses in the loan portfolio as of the balance sheet date. The allowance is based on two basic principles of accounting: (i) SFAS 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable; and (ii) SFAS 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the loan balance and the value of collateral, present value of future cash flows, or values that are observable in the secondary market.

Financial Condition

         As of March 31, 2003, total assets were $107,432,767. This represents growth of $22,823,584 or 26.98% since December 31, 2002. The growth in total assets included increases of $8,050,130 in federal funds sold and other overnight investments, $1,237,843 in loans held for sale, $249,491 in investment securities available for sale, $88,500 in other equity securities, and $13,406,752 in loans net of the allowance for credit losses. These increases were offset by a decrease of $209,132 in other non-earning assets.

         As of March 31, 2003, loans excluding loans held for sale (net of a $1,021,000 allowance for credit losses) totaled $80,633,513. The increase of 19.94%, from a balance of $67,226,761 as of December 31, 2002, is a direct result of the ongoing marketing efforts of bank employees as well as members of the Board of Directors, and the Baltimore and Salisbury Advisory Boards. The composition of the loan portfolio as of March 31, 2003 was approximately $49.6 million of commercial loans, $4.8 million of consumer loans, and $27.3 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2002 was approximately $42.6 million of commercial loans, $4.0 million of consumer loans, and $21.5 million of real estate loans (excluding mortgage loans held for sale). There were $4,056,343 and $2,818,500 of mortgage loans held for sale as of March 31, 2003 and December 31, 2002, respectively. The mix of loans is consistent with the initial plans for the business.

         Funds not extended in loans are held in cash and due from banks, federal funds sold and other overnight investments, and short-term U.S. Treasury securities. At March 31, 2003, the Company had federal funds sold and other overnight investments totaling $19,802,835 as compared to $11,752,705 as of December 31, 2002. The Company held $275,940 of Federal Reserve Bank stock at both March 31, 2003, and December 31, 2002. The Company also held Federal Home Loan Bank of Atlanta stock of $168,400 and $79,900 as of March 31, 2003 and December 31, 2002, respectively, and United States Treasury bills with a maturity value of $1,200,000 and $950,000 as of March 31, 2003 and December 31, 2002, respectively. The Treasury securities are used to collateralize repurchase agreements under which $1,171,000 and $507,000 was outstanding as of March 31, 2003 and December 31, 2002, respectively.

         The growth in assets was funded by deposit growth of $20,021,253 or 26.42%, an increase in short-term borrowings of $664,000, and an increase in accrued expenses and other liabilities of $2,344,732 resulting from the stock subscriptions received during the three-months ended March 31, 2003.

         Deposits at March 31, 2003 were $95,799,109. A total of $8,344,989 or 41.68% of deposit growth was related to one customer. Total deposits for this customer were $14,892,414 as of March 31, 2003, as compared to $6,547,425 of deposits as of December 31, 2002. The deposits for this customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. The remaining deposit growth resulted from the continued marketing efforts of officers and directors, direct mail campaigns, and the listing of money market and certificate of deposit rates in print publications and on the Internet. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits.

         While the Bank does not rely on or solicit brokered deposits, regulatory rules require that approximately $2.4 million of deposits at March 31, 2003, and $4.0 million of deposits at December 31, 2002 be classified as brokered deposits. These deposits were obtained through the listing of certificate of deposit rates on Internet-based listing services. These deposits were obtained at rates that are typically lower than or equal to the prevailing market rate for similar deposits in the Company's local markets. The brokered deposits outstanding at March 31, 2003 were issued with an average interest rate of 3.43% and an average term of 18.24 months. The Company has not paid broker fees for deposits as of March 31, 2003.

         Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of short-term borrowings increased from $507,000 at December 31, 2002 to $1,171,000 at March 31, 2003, due to increases in available funds of the customers participating in this program.

         On October 31, 2002, Bay National Corporation commenced a private offering, to accredited investors only, of an aggregate of 550,000 shares of its common stock, which was subsequently increased to 620,690 shares of its common stock. The purchase price per share was

$7.25 for an aggregate purchase price of $4,500,002. The private offering closed on April 30, 2003 with 620,690 shares issued and net proceeds after offering costs of approximately $4,450,000. As of March 31, 2003 and December 31, 2002, Bay National Corporation had received and accepted subscriptions for 378,456 and 41,500 shares, respectively. The proceeds from these subscriptions of $2,743,806 and $300,875 as of March 31, 2003 and December 31, 2002, respectively, are included in accrued expenses and other liabilities.

         Total capital at March 31, 2003 was $7,403,257 as compared to $7,609,658 at December 31, 2002. The decrease in capital is a result of the losses incurred in 2003 and is consistent with the initial expectations of management. The capital balances do not include the proceeds from the private offering, which will increase capital by approximately $4,450,000. Management believes that this capital and the capital raised in the private offering are adequate to support expected asset growth and losses in 2003.

Results of Operations

         On a consolidated basis, the Company recorded a net loss of $206,401 for the three-months ended March 31, 2003, as compared to a net loss of $291,083 for the three-months ended March 31, 2002. The improvement in results for the three-month period as compared to the same period in 2002 is a direct result of the 102.35% growth in the loan portfolio from $40,352,194 at March 31, 2002 to $81,654,513 at March 31, 2003. The losses for the periods ended March 31, 2003 and 2002 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation. Management does not expect the Company to achieve monthly profitability, if at all, until sometime during the second or third quarter of 2003.

Net Interest Income

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold; while interest-bearing deposits and other short-term borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

         Net interest income for the three-month period ended March 31, 2003 was $728,031, as compared to $367,363 for the same period in 2002. The 98.18% increase for the three-month period is directly related to the increase in average earning assets during the period. Average earning assets increased $39,184,428 or 81.26% for the three-months ended March 31, 2003 as compared to the three-months ended March 31, 2002. The yield on these assets was 5.35% for the three-months ended March 31, 2003 and 5.44% for the three-months ended March 31, 2002.

         The percentage of average earning assets represented by loans increased from 79.32% for the three-month period ended March 31, 2002, to 86.80% for the three-month period ended March 31, 2003. Growth in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in an increase in average yields on earning assets. This would occur because the yields on loans are normally higher than yields on investment securities. However, the Bank's significant loan growth was partially offset by a reduction in loan and investment yields as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 1.75%, which was in effect for the entire three month period ending March 31, 2002, to 1.25% on November 6, 2002. Management expects that this action by the Federal Reserve will continue to suppress yields and margins, although the actual impact to the Company cannot be readily determined.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for jumbo certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate interest spreads to support the cost of those funds. During the three-month period ended March 31, 2003, the Company increased funding from the listing of certificate of deposit rates on Internet-based listing services by approximately $6.8 million. The outstanding certificates of deposit issued through Internet listings have an average interest rate of 3.00% and an average term of 23.52 months. As of March 31, 2003, total deposit balances from Internet listings were approximately $22.7 million, including the $2.4 million of deposits classified as brokered deposits.

         The average rate on interest-bearing liabilities was 2.50% for the three-month period ended March 31, 2003, as compared to 3.19% for the same period in 2002. The decrease in average rate was the result of the declining rate environment discussed above. It is anticipated that interest expense will continue to increase during the remainder of 2003 based upon continued growth in deposits.

         Comparing the three-month periods ended March 31, 2003 and 2002, the net interest margin on average earning assets increased by 28 basis points, to 3.33% in 2003, from 3.05% in 2002, reflecting the impact of the increase in loans as a percentage of average earning assets and declining rates in the deposit portfolio.




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

                                         Three Months Ended March 31, 2003

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                       -------         --------          ----
ASSETS
Loans                                                               $  75,870,243    $  1,143,795            6.03%
Investment Securities                                                   1,363,514           3,960            1.16
Federal funds sold and other overnight investments                     10,172,444          21,047             .83
                                                                     -------------    ------------
         Total Earning Assets                                          87,406,201       1,168,802            5.35%
                                                                                      ------------
Less: Allowance for credit losses                                        (889,383)
Cash and due from banks                                                   801,374
Premises and equipment, net                                               702,884
Accrued interest receivable and other assets                              418,902
                                                                     -------------
         Total Assets                                               $  88,439,978
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  28,171,458          93,094            1.32%
Regular savings deposits                                                2,139,557           4,508             .84
Time deposits                                                          39,457,735         341,333            3.46
Short-term borrowings                                                     652,482           1,836            1.13
                                                                     ------------     ------------
         Total interest-bearing liabilities                            70,421,232         440,771            2.50%
                                                                                      ------------    ------------
         Net interest income and spread                                              $    728,031            2.85%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    8,427,739
Accrued expenses and other liabilities                                  2,011,353
Stockholders' equity                                                    7,579,654
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  88,439,978
                                                                     =============

Interest and fee income/earning assets                                       5.35 %
Interest expense/earning assets                                              2.02
                                                                     -------------
Net interest margin                                                          3.33 %
                                                                     =============





                                         Three Months Ended March 31, 2002

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                       -------         --------          ----
ASSETS
Loans                                                               $  38,248,628    $    624,789            6.53%
Investment Securities                                                     275,940          -               -
Federal funds sold and other overnight investments                      9,697,205          31,190            1.29
                                                                     -------------    ------------
         Total Earning Assets                                          48,221,773         655,979            5.44%
                                                                                      ------------
Less: Allowance for credit losses                                        (457,311)
Cash and due from banks                                                   748,164
Premises and equipment, net                                               813,740
Accrued interest receivable and other assets                              242,819
                                                                     -------------
         Total Assets                                               $  49,569,185
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  19,877,308         152,200            3.06%
Regular savings deposits                                                2,463,448           7,585            1.23
Time deposits                                                          13,821,505         128,831            3.73
                                                                     -------------    ------------
         Total interest-bearing liabilities                            36,162,261         288,616            3.19%
                                                                                      ------------    ------------
         Net interest income and spread                                              $    367,363            2.25%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    4,694,911
Accrued expenses and other liabilities                                    227,241
Stockholders' equity                                                    8,484,772
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  49,569,185
                                                                     =============

Interest and fee income/earning assets                                       5.44 %
Interest expense/earning assets                                              2.39
                                                                     -------------
Net interest margin                                                          3.05 %
                                                                     =============



Allowance and Provision for Credit Losses

         The provision for credit losses represents an expense to fund the allowance for credit losses. This allowance is established to absorb credit losses in the current loan portfolio as of the balance sheet date. The amount of the allowance is determined by management based on many factors, including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes of the Company.

         Management uses a loan grading system where all loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for losses. In addition, management judgmentally establishes an additional unallocated reserve. The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

         Based upon management's analysis of the loan portfolio as of March 31, 2003, the allowance for credit losses increased to $1,021,000 as compared to $851,500 at December 31, 2002. The increase is reflective of the overall increase in the size of the loan portfolio. The amount equates to 1.25% of outstanding loans, net of loans held for sale, as of March 31, 2003 and December 31, 2002. This percentage has remained consistent because no additional information has indicated that the overall level of reserves is inappropriate. This is an estimate based on limited historical information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors which may arise.

         Management considers the allowance appropriate and adequate to cover possible losses inherent in the loan portfolio; however, management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance will not be required. Management considers, among other things, the findings and recommendations of the Bank's primary regulator and an independent loan review service that evaluates management's underwriting decisions in determining the adequacy of the allowance.

         As of March 31, 2003, the Company had loans totaling $246,780 that were more than 90 days past due and, therefore, were classified as non-accrual loans. The Company has had no loan charge-offs since inception.

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, mortgage origination fees, deposit account service charges, and cash management fees. For the three-months ended March 31, 2003, the Company realized non-interest income in the amount of $197,817 as compared to $144,297 for the same period in 2002. Gains on the sale of mortgage loans of $147,554 are the most significant element of non-interest income, comprising 74.59% of the total for the three-months ended March 31, 2003. This compares to gains on the sale of mortgage loans of $117,693 or 81.56% of total non-interest income for the three-months ended March 31, 2002. The increase in gains on the sale of mortgage loans is due to the ongoing low interest rate environment, combined with a strong housing market, creating an exceptional market for mortgage products. An increase in interest rates or a slow down in the housing market could negatively impact the Company's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $40,566 for the three-months ended March 31, 2003, as compared to $18,398 for the same period in 2002. This increase of 120.49% can be directly attributed to the growth in the Company's deposit portfolio, and an increase in the level of fee-based cash management relationships.

         The Company will continue to seek ways to expand its sources of non-interest income. The Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month periods ended March 31, 2003 and 2002 totaled $962,749 and $744,743, respectively. The increase of $218,006 or 29.27% for the three-month period is primarily a result of increased salaries and benefits of $132,763 related to planned staff growth initiated to increase marketing efforts, manage the growth of the loan and deposit portfolios and support increased operational volume. The increase in salaries and benefits also includes approximately $17,000 of increased mortgage commissions and benefits resulting from the heavy mortgage volume experienced during the period. The $52,944 or 80.16% increase in data processing and other outside services for the three months ended March 31, 2003 as compared to the same period in 2002 is the result of increased data and item processing costs paid to external service providers. These costs are volume driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The increase of $21,014, or 33.80%, in other expenses relates to various costs associated with the increased size and complexity of the Company.

Liquidity And Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities. As of March 31, 2003, the Company had $102,780 in cash and due from banks, and $19,802,835 in federal funds sold and other overnight investments. This represents an increase in liquid assets of $7,789,879 or 64.30% since December 31, 2002, at which time liquid assets consisted of $363,031 in cash and due from banks, and $11,752,705 in federal funds sold and other overnight investments. As of March 31, 2003, the Company had approximately $32.4 million of unfunded loan commitments, of which various types of revolving credit facilities represented $25.1 million. Typically, revolving credit facilities are not fully funded. Growth in the Company's loan portfolio, without corresponding growth in deposits would reduce liquidity, as would reductions in the level of customer deposits.

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

         The measurement of the Company's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. The interest sensitive gap is the dollar difference between assets and liabilities subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.



       The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2003, which are expected to mature or reprice in each of the time periods shown:

                                                                            Maturity or repricing within
                                                   Percent      0 to 3       4 to 12       1 to 5      Over 5
                                       Amount     of Total       Months      Months        Years       Years
                                       ------      --------      ------       ------        -----      -----
   Interest-earning assets
      Federal funds sold and other
        overnight investments        $19,802,835       18.48%  $19,802,835 $    -        $    -      $    -
      Loans - Variable rate           55,035,440       51.35    55,035,440      -             -           -
      Loans - Fixed rate              26,638,637       24.85     1,860,089   5,806,935    16,986,419  1,985,194
      Other earning assets             5,698,535        5.32     5,254,195      -             -         444,340
                                      ----------  -----------   ----------- -----------   ---------- ----------
         Total interest-earning
            assets                  $107,175,447      100.00%  $81,952,559 $ 5,806,935   $16,986,419 $2,429,534
                                      ==========  ===========   =========== ===========   ========== ==========

   Interest-bearing liabilities
      Deposits - Variable rate       $42,123,833       48.38%  $42,123,833 $    -        $    -      $    -
      Deposits - Fixed rate           43,767,963       50.27     4,334,179  16,187,319    23,246,465      -
      Short-term    borrowings-
         Variable rate                 1,171,000        1.35     1,171,000      -             -           -
                                      ----------  -----------   ----------- -----------   ---------- ----------
         Total     interest-bearing
            liabilities              $87,062,796      100.00%  $47,629,012 $16,187,319   $23,246,465 $    -
                                      ==========  ===========   =========== ===========   ========== ==========

   Periodic repricing differences
                                                               $34,323,547 $10,380,384)  $(6,260,046)$2,429,534
                                                                =========== ===========   ========== ==========
      Cumulative gap                                           $34,323,547 $23,943,163   $17,683,117 20,112,651
                                                                =========== ===========   ========== ==========

   Ratio of rate sensitive assets
       to rate sensitive
       liabilities                                                  172.06%      35.87%       73.07%    N/A


         As indicated by the table, the excess of interest-earning assets over interest-bearing liabilities of $20,112,651 is concentrated in the categories of items maturing or repricing within twelve months. These items are somewhat offset by a large concentration of interest-bearing liabilities maturing or repricing in 1 to 5 years. These gaps exist as a result of differences in the demand for maturities on fixed rate loan products as compared to the demand for maturities on fixed rate deposit products. The excess of interest earning assets over interest-bearing liabilities maturing or repricing in the next 12 months would indicate that the Company would benefit from increases in interest rates during that period. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Management will constantly monitor and manage the structure of the Company's balance sheet, control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities could include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate loans will best facilitate the goal of minimizing interest rate risk through the origination of variable rate and short term fixed rate products. However, management will opportunistically enter into fixed rate loans and/or investments when, in management's judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired, although competitive factors sometimes make control over deposits difficult.

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

Capital Resources

         The Company had stockholders' equity at March 31, 2003 of $7,403,257 as compared to $7,609,658 at December 31, 2002. The decrease in capital is a result of the losses incurred in 2003 and is consistent with the initial expectations of management. The Company has declared no cash dividends since its inception. On April 30, 2003, the Company completed a private offering with 620,690 shares issued and net proceeds after offering costs of approximately $4,450,000.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at March 31, 2003.

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

Information Regarding Forward-Looking Statements

         In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements such as statements of Bay National Corporation's plans, objectives, expectations and intentions. These statements are based on Bay National Corporation's beliefs, assumptions and on information available to Bay National Corporation as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in Bay National Corporation's Form 10-KSB under the caption "Factors Affecting Future Results", such as: Bay National Corporation's limited operating history and expectation of losses; dependence on key personnel; risks related to Bay National Bank's choice of loan portfolio; risks related to Bay National Bank's lending limit; risks of a competitive market; impact of government regulation on operating results; and effect of developments in technology.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None.

Item 2.    Changes in Securities.

                  (a)  Not applicable.

                  (b)  Not applicable

                  (c)  Recent Sales of Unregistered Securities

                  On October 31, 2002, Bay National Corporation commenced a private offering, to accredited investors, only of an aggregate of 550,000 shares of its common stock, which was subsequently increased to 620,690 shares of its common stock. The purchase price per share was $7.25 for an aggregate purchase price of $4,500,002. The private offering terminated on April 30, 2003 with all shares issued and net proceeds after offering costs of approximately $4,450,000. As of March 31, 2003, Bay National Corporation had received and accepted subscriptions from accredited investors to purchase 378,456 shares in the private offering.

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

                  (d)  Not applicable.

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

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

               99.1 Certification of Periodic Financial Report pursuant to 18
                    U.S.C. Section 1350

               99.2 Certification of Periodic Financial Report pursuant to 18
                    U.S.C. Section 1350

           (b)  Reports on Form 8-K.

                Form 8-K filed, dated February 4, 2003, Item 9.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Bay National Corporation


Date: May 14, 2003                     By: /s/ Hugh W. Mohler
                                           ----------------------------------
                                           Hugh W. Mohler, President
                                           (Principal Executive Officer)


Date: May 14, 2003                     By: /s/ Mark A. Semanie
                                           ----------------------------------
                                           Mark A. Semanie, Treasurer
                                           (Principal Accounting and Financial
                                            Officer)

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


       Date: May 14, 2003                 By: /s/ Hugh W. Mohler
                                              ----------------------
                                          Name: Hugh W. Mohler
                                          Title: Chairman, President and Chief
                                                 Executive Officer

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


     Date: May 14, 2003                 By: /s/ Mark A. Semanie
                                            -------------------
                                        Name: Mark A. Semanie
                                        Title: Executive Vice President and
                                               Chief Financial Officer