Form 10QSB
period 2003-06-30
BAY NATIONAL CORP
filed 2003-08-13
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003.

                        Commission file number: 333-87781



                            Bay National Corporation
        (Exact name of small business issuer as specified in its charter)

             Maryland                                        52-2176710
------------------------------------------           ---------------------------
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

         At August 12, 2003, the issuer had 1,862,710 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (Check One):
         Yes ____ No  X___




PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------

                                        BAY NATIONAL CORPORATION

                                       CONSOLIDATED BALANCE SHEETS
                                       ---------------------------
                                As of June 30, 2003 and December 31, 2002

                                                                                   June 30,            December 31,
                                                                                      2003                 2002
                                                                                ----------------      ---------------
ASSETS                                                                            (Unaudited)
     Cash and due from banks                                                  $         491,970      $       363,031
     Federal funds sold and other overnight investments                              30,659,418           11,752,705
     Loans held for sale                                                              1,905,100            2,818,500
     Investment securities available for sale (AFS) - at fair value                   1,547,615              948,361
     Other equity securities                                                            444,340              355,840
     Loans, net of unearned fees                                                     88,095,835           68,078,261
         Less: Allowance for credit losses                                           (1,159,000)            (851,500)
                                                                                ----------------      ---------------
              Loans, net                                                             86,936,835           67,226,761
     Premises and equipment, net                                                        685,400              709,203
     Accrued interest receivable and other assets                                       504,251              434,782
                                                                                ----------------      ---------------

              Total Assets                                                    $     123,174,929      $    84,609,183
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $      12,542,662      $    10,533,475
     Interest-bearing deposits                                                       96,816,737           65,244,381
                                                                                ----------------      ---------------
         Total deposits                                                             109,359,399           75,777,856

     Short-term borrowings                                                            1,514,000              507,000
     Accrued expenses and other liabilities                                             473,701              714,669
                                                                                ----------------      ---------------

              Total Liabilities                                                     111,347,100           76,999,525
                                                                                ----------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,862,710 and 1,242,020 issued and outstanding as of June 30, 2003 and December 31, 2002,
         respectively:                                                                   18,627               12,420
     Paid in Capital                                                                 16,850,834           12,407,780
     Accumulated deficit                                                             (5,041,632)          (4,810,542)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                             11,827,829            7,609,658
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $     123,174,929      $    84,609,183
                                                                                ================      ===============


          See accompanying notes to consolidated financial statements.







                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
        For the three and six month periods ended June 30, 2003 and 2002
                                   (Unaudited)

                                                   Three Months Ending,               Six Months Ending,
                                                         June 30                            June 30
                                                   2003             2002              2003              2002
                                                ------------     ------------     -------------      ------------

INTEREST INCOME:
   Interest and fees on loans                  $  1,357,205     $    752,267     $   2,501,000      $  1,377,056
   Interest on federal funds sold and other
     overnight investments                           29,782           25,814            50,829            57,004
   Taxable interest and dividends on
     investment securities                           13,947            9,040            17,907             9,040
                                                ------------     ------------     -------------      ------------
     Total interest income                        1,400,934          787,121         2,569,736         1,443,100
                                                ------------     ------------     -------------      ------------

INTEREST EXPENSE:
   Interest on deposits                             494,850          292,120           933,785           580,736
   Interest on short-term borrowings                  3,989              638             5,825               638
                                                ------------     ------------     -------------      ------------
     Total interest expense                         498,839          292,758           939,610           581,374
                                                ------------     ------------     -------------      ------------

Net interest income                                 902,095          494,363         1,630,126           861,726

Provision for credit losses                         138,000          112,000           307,500           170,000
                                                ------------     ------------     -------------      ------------

Net interest income after provision for
   credit losses                                    764,095          382,363         1,322,626           691,726
                                                ------------     ------------     -------------      ------------

NON-INTEREST INCOME:
   Service charges on deposit accounts               50,186           29,979            90,752            48,377
   Gain on sale of mortgage loans                   207,182          114,085           354,736           231,778
   Other income                                       9,489            8,961            19,186            17,167
                                                ------------     ------------     -------------      ------------
     Total non-interest income                      266,857          153,025           464,674           297,322
                                                ------------     ------------     -------------      ------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                   609,768          512,907         1,190,512           960,888
   Occupancy expenses                                66,349           54,044           127,364           106,999
   Furniture and equipment expenses                  53,431           52,633            98,558           101,708
   Legal and professional fees                       43,691           33,118            79,860            62,218
   Data processing and other outside services       100,844           82,643           219,832           148,687
   Advertising and marketing related expenses        83,820           44,386           121,344            81,806
   Other expenses                                    97,738           80,189           180,920           142,357
                                                ------------     ------------     -------------      ------------
     Total non-interest expenses                  1,055,641          859,920         2,018,390         1,604,663
                                                ------------     ------------     -------------      ------------

Loss before income taxes                            (24,689)        (324,532)         (231,090)         (615,615)
Income tax benefit                                   -                -                -                  -
                                                ------------     ------------     -------------      ------------
NET LOSS                                       $    (24,689)    $   (324,532)    $    (231,090)     $   (615,615)
                                                ============     ============     =============      ============

Per Share Data:
   Cash Dividends Paid                         $     -          $     -          $     -            $     -

   Net Loss (basic and diluted)                $       (.01)    $       (.26)    $        (.16)     $       (.50)

   Average shares outstanding (basic and
     diluted)                                     1,664,908        1,242,020         1,454,632         1,242,020

          See accompanying notes to consolidated financial statements.





                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         ----------------------------------------------------------
                               For the six-months ended June 30, 2003 and 2002
                                                 (Unaudited)




                                   Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit            Total
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2002           $      12,420     $   12,407,780    $     (4,810,542)    $   7,609,658

Issuance of Common Stock                        6,207          4,443,054            -                4,449,261

Net Loss                                      -                  -                  (231,090)         (231,090)

                                         -------------     --------------    -----------------   -------------
Balances at June 30, 2003               $      18,627     $   16,850,834    $     (5,041,632)    $  11,827,829
                                         =============     ==============    =================   =============




                                   Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit           Total
                                         -------------     --------------    -----------------   -------------
Balances at December 31, 2001           $      12,420     $   12,407,780    $     (3,818,048)    $   8,602,152

Net Loss                                      -                  -                  (615,615)         (615,615)

                                         -------------     --------------    -----------------   -------------
Balances at June 30, 2002               $      12,420     $   12,407,780    $     (4,433,663)    $   8,540,591
                                         =============     ==============    =================   =============







          See accompanying notes to consolidated financial statements.




                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                 For the six-months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                2003                   2002
                                                                            -------------          -------------

Cash Flows From Operating Activities
   Net loss                                                                $    (231,090)         $    (615,615)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
       Depreciation                                                               89,422                 93,046
       Accretion of investment discounts                                          (7,154)                  (940)
       Provision for credit losses                                               307,500                170,000
       Gain on sale of loans                                                    (354,736)              (231,778)
       Origination of loans held for sale                                    (20,852,051)           (13,350,213)
       Proceeds from sale of loans                                            22,120,187             12,709,366
       Net increase in accrued interest receivable and other assets              (69,469)               (63,554)
       Net decrease in accrued expenses and other liabilities                   (240,968)               (16,004)
                                                                            -------------          -------------

            Net cash provided (used) by operating activities                     761,641             (1,305,692)
                                                                            -------------          -------------

Cash Flows From Investing Activities
   Purchases of investment securities - AFS                                   (2,992,100)              (746,722)
   Maturities of investment securities - AFS                                   2,400,000                -
   Purchase of Federal Home Loan Bank of Atlanta stock                           (88,500)              (79,900)
   Net increase in loans                                                     (20,017,574)           (13,450,661)
   Capital expenditures                                                          (65,619)               (25,911)
                                                                            -------------          -------------

            Net cash used by investing activities                            (20,763,793)           (14,303,194)
                                                                            -------------          -------------

Cash Flows From Financing Activities
   Net increase in deposits                                                   33,581,543             16,420,988
   Net increase in short-term borrowings                                       1,007,000                407,000
   Net proceeds from stock issuance                                            4,449,261                -
                                                                            -------------          -------------
            Net cash provided by financing activities                         39,037,804             16,827,988
                                                                            -------------          -------------

Net increase in cash and cash equivalents                                     19,035,652              1,219,102
Cash and cash equivalents at beginning of period                              12,115,736              9,553,940
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                 $  31,151,388          $  10,773,042
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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

         As of June 30, 2003, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

5.    STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company's stock option plan was recorded during the three-month or six-month periods ended June 30, 2003 and 2002.

         The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three and six month periods ended June 30:


                                                  Three Months Ending,                Six Months Ending,
                                                        June 30                             June 30
                                                  2003             2002              2003               2002
                                               ------------     ------------     --------------      ------------

INTEREST INCOME:
Net loss, as reported                         $    (24,689)    $   (324,532)    $    (231,090)      $   (615,615)

 Less pro forma stock-based compensation
   expense determined under the fair value
   method, net of related tax effects              (50,527)         (13,520)           (67,150)          (13,520)

                                               ------------     ------------     --------------      ------------
 Pro forma net loss                           $    (75,216)    $   (338,052)    $     (298,240)     $   (629,135)
                                               ============     ============     ==============      ============

 Net loss per share:
   Basic and Diluted - as reported            $       (.01)    $       (.26)    $         (.16)     $       (.50)
   Basic and Diluted - pro forma              $       (.05)    $       (.27)    $         (.21)     $       (.51)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002.

General

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000, and a second office on May 26, 2000.

         The Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

Critical Accounting Policies

         The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within the financial statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Management uses many factors including economic conditions and trends, the value and adequacy of collateral, the volume and mix of the loan portfolio, the performance of the portfolio, and internal loan processes of the Company in determining the inherent loss that is present in the Company's loan portfolio. Actual losses could differ significantly from management's estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of transactions would be the same, the timing of events that would impact the transactions could change.

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

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management's continuing assessment of the global factors discussed above and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for credit losses, refer to the discussion under the caption "Allowance and Provision for Credit Losses" below.

Financial Condition

         As of June 30, 2003, total assets were $123,174,929. This represents growth of $38,565,746 or 45.58% since December 31, 2002. The growth in total assets included increases of $18,906,713 in federal funds sold and other overnight investments, $599,254 in investment securities available for sale, $88,500 in other equity securities, $19,710,074 in loans net of the allowance for credit losses, and $174,605 in other non-earning assets. These increases were offset by a decrease of $913,400 in loans held for sale.

         As of June 30, 2003, loans excluding loans held for sale (net of a $1,159,000 allowance for credit losses) totaled $86,936,835. The increase of 29.32%, from a balance of $67,226,761 as of December 31, 2002, is a direct result of the ongoing marketing efforts of bank employees as well as members of the Board of Directors, and the Baltimore and Salisbury Advisory Boards. The composition of the loan portfolio as of June 30, 2003 was approximately $53.7 million of commercial loans, $3.6 million of consumer loans, and $30.8 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2002 was approximately $42.6 million of commercial loans, $4.0 million of consumer loans, and $21.5 million of real estate loans (excluding mortgage loans held for sale). There were $1,905,100 and $2,818,500 of mortgage loans held for sale as of June 30, 2003 and December 31, 2002, respectively. The mix of loans is consistent with the initial plans for the business.

         Funds not extended in loans are invested in cash and due from banks, federal funds sold and other overnight investments, and short-term U.S. Treasury securities. At June 30, 2003, the Company had federal funds sold and other overnight investments totaling $30,659,418 as compared to $11,752,705 as of December 31, 2002. The Company held $275,940 of Federal Reserve Bank stock at both June 30, 2003, and December 31, 2002. The Company also held Federal Home Loan Bank of Atlanta stock of $168,400 and $79,900 as of June 30, 2003 and December 31, 2002, respectively, and United States Treasury bills with a maturity value of $1,550,000 and $950,000 as of June 30, 2003 and December 31, 2002, respectively. The Treasury securities are used to collateralize repurchase agreements which are classified as short-term borrowings under which $1,514,000 and $507,000 was outstanding as of June 30, 2003 and December 31, 2002, respectively.

         The growth in assets was funded by deposit growth of $33,581,543 or 44.32%, an increase in short-term borrowings of $1,007,000, and an increase in stockholders' equity of $4,218,171 resulting from the successful completion of a $4.5 million stock offering on April 30, 2003.

         Deposits at June 30, 2003 were $109,359,399. A total of $8,152,300 or
24.28% of deposit growth was related to one customer. Total deposits for this customer were $14,699,725 as of June 30, 2003, as compared to $6,547,425 of deposits as of December 31, 2002. The deposits for this customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. The remaining deposit growth resulted from the continued marketing efforts of officers and directors, direct mail campaigns, and the listing of money market and certificate of deposit rates in print publications and on the Internet. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits.

         While the Bank does not rely on or solicit brokered deposits, regulatory rules require that approximately $1.2 million of deposits at June 30, 2003, and $4.0 million of deposits at

December 31, 2002 be classified as brokered deposits. These deposits were obtained through the listing of certificate of deposit rates on Internet-based listing services. These deposits were obtained at rates that are typically lower than or equal to the prevailing market rate for similar deposits in the Company's local markets. The brokered deposits outstanding at June 30, 2003 were issued with an average interest rate of 3.68% and an average term of 23.51 months. The Company has never paid broker fees for deposits and has not accepted any additional brokered deposits since August 2002.

         Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of short-term borrowings increased from $507,000 at December 31, 2002 to $1,514,000 at June 30, 2003, due to increases in the balance of available funds of the customers participating in this program.

         On October 31, 2002, Bay National Corporation commenced a private offering to accredited investors only, of an aggregate of 550,000 shares of its common stock, which was subsequently increased to 620,690 shares of its common stock. The purchase price per share was $7.25 for an aggregate purchase price of $4,500,002. The private offering closed on April 30, 2003 with 620,690 shares issued and net proceeds after offering costs of approximately $4,449,261. As of December 31, 2002, Bay National Corporation had received and accepted subscriptions for 41,500 shares. The proceeds from these subscriptions of $300,875 as of December 31, 2002 were included in accrued expenses and other liabilities.

         Total stockholders' equity at June 30, 2003 was $11,827,829 as compared to $7,609,658 at December 31, 2002. The increase in stockholders' equity is a result of the private offering described above less the losses incurred in 2003. Management believes that this level of capital is adequate to support expected asset growth for at least the next 12 months.

Results of Operations

         On a consolidated basis, the Company recorded a net loss of $24,689 and $231,090 for the three-month and six-month periods ended June 30, 2003, this compares to a net loss of $324,532 and $615,615 for the three-month and six-month periods ended June 30, 2002. The improvement in results for the six-month period as compared to the same period in 2002 is a direct result of the 78.65% growth in the loan portfolio from $49,312,716 at June 30, 2002 to $88,095,835 at June 30, 2003.

         The losses for the periods ended June 30, 2003 and 2002 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation. The Company achieved marginal monthly profitability for the month of June 2003. Management expects continued improvement in operating results over the second half of 2003; however, actual results will be subject to the volatility of the provision for credit losses which is related to loan growth, and the volatility of mortgage loan production which is sensitive to economic and interest rate fluctuations.

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

         Net interest income for the three-month period ended June 30, 2003 was $902,095, compared to $494,363 for the same period in 2002. Net interest income for the six-month period ended June 30, 2003 was $1,630,126, compared to $861,726 for the same period in 2002. The 82.48% and 89.17% increases for the three and six-month periods, respectively, are directly related to the increase in average earning assets for both periods. Average earning assets increased $45,969,007 or 89.05% for the six-months ended June 30, 2003 as compared to the six-months ended June 30, 2002. The yields on these assets were 5.27% for the six-months ended June 30, 2003 and 5.59% for the six-months ended June 30, 2002. The decline in average yields is directly related to the declining interest rate environment over the past 8 months.

         The percentage of average earning assets represented by loans increased from 81.84% for the six-month period ended June 30, 2002, to 85.26% for the six-month period ended June 30, 2003. Growth in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in an increase in average yields on earning assets. This would occur because the yields on loans are normally higher than yields on investment securities. However, the Bank's loan growth was offset by a reduction in loan and investment yields as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 1.75%, which was in effect for the entire six-month period ending June 30, 2002, to 1.25% on November 6, 2002 and subsequently to 1.0% on June 25, 2003. Management expects that this action by the Federal Reserve will continue to suppress yields and margins, although the actual impact to the Company cannot be readily determined.

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for jumbo certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate interest spreads to support the cost of those funds. During the six-month period ended June 30, 2003, the Company increased funding from the listing of certificate of deposit rates on Internet-based listing services by approximately $13.7 million. The outstanding certificates of deposit issued through Internet listings have an average interest rate of 2.78% and an average term of 24.63 months. As of June 30, 2003, total deposit balances from Internet listings were approximately $28.5 million, including the $1.2 million of deposits classified as brokered deposits.

         The average rate on interest-bearing liabilities was 2.41% for the six-month period ended June 30, 2003, as compared to 2.97% for the same period in 2002. The decrease in average rate was the result of the declining interest rate environment discussed above. It is anticipated that interest expense will continue to increase during the remainder of 2003 based upon continued growth in deposits.

         Comparing the six-month periods ended June 30, 2003 and 2002, the net interest margin on average earning assets was 3.34% for both periods. This stability during a period of declining rates reflects the impact of the increase in loans as a percentage of average earning assets and management's ability to reduce the overall cost of funds at a rate consistent with the decline in asset yields. If yields continue to decline, it is possible that management will not be able to reduce the Company's cost of funds without impacting the Company's ability to attract new deposits.

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


                                            Six Months Ended June, 2003

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
ASSETS
Loans                                                               $  83,200,358    $  2,501,000            6.01%
Investment Securities                                                   1,650,873          17,907            2.17
Federal funds sold and other overnight investments                     12,738,004          50,829             .80
                                                                     -------------    ------------
         Total Earning Assets                                          97,589,235       2,569,736            5.27%
                                                                                      ------------
Less: Allowance for credit losses                                        (983,751)
Cash and due from banks                                                   824,963
Premises and equipment, net                                               699,558
Accrued interest receivable and other assets                              416,012
                                                                     -------------
         Total Assets                                               $  98,546,017
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  30,479,387         189,404            1.24%
Regular savings deposits                                                2,406,317           8,819             .73
Time deposits                                                          43,969,773         735,562            3.35
Short-term borrowings                                                   1,039,536           5,825            1.12
                                                                     -------------    ------------
         Total interest-bearing liabilities                            77,895,013         939,610            2.41%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  1,630,126            2.86%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                   10,626,935
Accrued expenses and other liabilities                                    321,354
Stockholders' equity                                                    9,702,715
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  98,546,017
                                                                     =============

Interest and fee income/earning assets                                       5.27 %
Interest expense/earning assets                                              1.93
                                                                     -------------
Net interest margin                                                          3.34 %
                                                                     =============






                                           Six Months Ended June 30, 2002

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                       -------         --------          ----
ASSETS
Loans                                                               $  42,245,846    $  1,377,056            6.52%
Investment Securities                                                     388,727           9,040            4.65
Federal funds sold and other overnight investments                      8,985,655          57,004            1.27
                                                                     -------------    ------------
         Total Earning Assets                                          51,620,228       1,443,100            5.59%
                                                                                      ------------
Less: Allowance for credit losses                                        (506,122)
Cash and due from banks                                                   679,465
Premises and equipment, net                                               795,051
Accrued interest receivable and other assets                              260,278
                                                                     -------------
         Total Assets                                               $  52,848,900
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  20,228,970         263,474            2.60%
Regular savings deposits                                                2,338,481          14,486            1.24
Time deposits                                                          16,523,476         302,776            3.66
Short-term borrowings                                                      85,514             638            1.49
                                                                     -------------    ------------
         Total interest-bearing liabilities                            39,176,441         581,374            2.97%
                                                                                      ------------    ------------
         Net interest income and spread                                              $    861,726            2.62%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    5,193,356
Accrued expenses and other liabilities                                    176,700
Stockholders' equity                                                    8,302,403
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  52,848,900
                                                                     =============

Interest and fee income/earning assets                                       5.59 %
Interest expense/earning assets                                              2.25
                                                                     -------------
Net interest margin                                                          3.34 %
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

         Management uses a loan grading system where all loans are graded based on management's evaluation of the risk associated with each loan. Certain higher risk loans are individually evaluated for potential losses and specific reserves are established based upon the analysis. A factor, based on the loan grading, is applied to all other loan balances to reserve for losses. In addition, management judgmentally establishes an additional non-specific reserve. The non-specific portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

         Based upon management's analysis of the loan portfolio as of June 30, 2003, the allowance for credit losses increased to $1,159,000 as compared to $851,500 at December 31,

2002. The increase is reflective of the overall increase in the size of the loan portfolio. The amount equates to 1.32% and 1.25% of outstanding loans, net of loans held for sale, as of June 30, 2003 and December 31, 2002, respectively. This percentage has increased as a result of a shift in the risk distribution of loans in the portfolio. This is an estimate based on limited historical information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors which may arise.

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

         As of June 30, 2003 the Company had no loans that were more than 90 days past due. The Company has loans totaling $223,851 that are classified as non-accrual loans as of June 30, 2003. The Company has had no loan charge-offs since inception.

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month and six-month periods ended June 30, 2003, the Company realized non-interest income in the amount of $266,857 and $464,674 as compared to $153,025 and $297,322 for the three-month and six-month periods ended June 30, 2002. Gains on the sale of mortgage loans of $207,182 and $354,736 is the most significant element of non-interest income, comprising 77.64% and 76.34% of the total for the three-months and six-months ended June 30, 2003. This compares to gains on the sale of mortgage loans of $114,085 or 74.55% and $231,778 or 77.96% of total non-interest income for the three-month and six-month periods ended June 30, 2002. The increase in gains on the sale of mortgage loans is due to the ongoing low interest rate environment, combined with a strong housing market, creating an exceptional market for mortgage products. An increase in interest rates or a slow down in the housing market could negatively impact the Company's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $50,186 and $90,752 for the three-month and six-month periods ended June 30, 2003, as compared to $29,979 and $48,377 for the same periods in 2002. These increases of 67.40% and 87.59% can be directly attributed to the growth in the Company's deposit portfolio, and an increase in the level of fee-based cash management relationships.

         The Company will continue to seek ways to expand its sources of non-interest income. The Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month and six-month periods ended June 30, 2003, totaled $1,055,641 and $2,018,390, respectively. This compares to non-interest expense for the comparable periods in 2002, totaling $859,920 and $1,604,663, respectively. The increase of $413,727 or 25.78% for the six-month period resulted from an increase in salaries and benefits of $229,624 related to staffing growth to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. The increase in salaries and benefits also includes approximately $61,000 of increased mortgage commissions and benefits resulting from the heavy mortgage volume experienced during the period. Occupancy expenses increased by $20,365 or 19.03% for the six months ended June 30, 2003 as compared to the same period in 2002. This increase was due to scheduled rent increases as well as a reduction in sublease income of approximately $6,500 due to expansion of the Company's corporate office into previously sublet space, and $4,200 of rental expense associated with new space obtained for the mortgage division. The $71,145 or 47.85% increase in data processing and other outside services for the six months ended June 30, 2003 as compared to the same period in 2002 is the result of increased data and item processing costs paid to external service providers. These costs are volume driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The $39,538 or 48.33% increase in advertising and marketing related expenses for the six months ended June 30, 2003 as compared to the same period in 2002 are related to increased efforts to enhance the visibility of the Bank, and attract new customers. The increase of $38,563 or 27.09% in other expenses relates to various costs associated with the increased size and complexity of the Company.

          Non-interest expense for the three-month period ended June 30, 2003 increased by $195,721 or 22.76% as compared to the same period for the prior year. The increase is directly attributable to the same factors that resulted in the increase for the comparable six-month periods. Management believes that further growth in the Company's customer base and the related revenue can be accommodated without proportionate increases in these costs.

Liquidity And Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities. As of June 30, 2003, the Company had $491,970 in cash and due from banks, and $30,659,418 in federal funds sold and other overnight investments. This represents an increase in liquid assets of $19,035,652 or 157.12% since December 31, 2002, at which time liquid assets consisted of $363,031 in cash and due from banks, and $11,752,705 in federal funds sold and other overnight investments. As of June 30, 2003, the Company had approximately $37.2 million of unfunded loan commitments, of which various types of revolving credit facilities represented $25.6 million. Typically, revolving credit facilities are not fully funded. Growth in the Company's loan portfolio, without corresponding growth in deposits would reduce liquidity, as would reductions in the level of customer deposits.

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




       The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2003, which are expected to mature or reprice in each of the time periods shown:

                                                                             Maturity or repricing within
                                                   Percent       0 to 3         4 to 12       1 to 5     Over 5
                                       Amount     of Total       Months         Months        Years      Years
                                       ------      --------      ------         ------        -----      -----
   Interest-earning assets
      Federal funds sold and other
        overnight investments        $30,659,418       25.00%  $30,659,418   $     -       $     -      $     -
      Loans - Variable rate           60,498,281       49.32    60,498,281         -             -            -
      Loans - Fixed rate              27,597,554        22.5     3,117,828     5,729,192    17,640,372    1,110,162
      Other earning assets             3,897,055        3.18     3,452,715         -             -          444,340
                                      ----------  -----------   -----------   -----------   ----------   ----------
         Total interest-earning     $122,652,308      100.00%  $97,728,242   $ 5,729,192   $17,640,372   $1,554,502
            assets                    ==========  ===========   ===========   ===========   ==========   ==========

   Interest-bearing liabilities
      Deposits - Variable rate       $44,725,699       45.48%  $44,725,699   $    -        $    -       $    -
      Deposits - Fixed rate           52,091,038       52.98     6,283,263    18,267,402    27,540,373       -
      Short-term borrowings -
         Variable rate                 1,514,000        1.54     1,514,000        -             -            -
                                      ----------  -----------   -----------   -----------   ----------  -----------
         Total     interest-bearing  $98,330,737      100.00%  $52,522,962   $18,267,402   $27,540,373  $    -
            liabilities               ==========  ===========   ===========   ===========   ==========  ===========

   Periodic repricing differences
                                                               $45,205,280   $(12,538,21)  $(9,900,00)  $ 1,554,502
                                                                ===========   ===========   ==========  ===========
      Cumulative gap                                           $45,205,280   $32,667,070   $22,767,069  $24,321,571
                                                                ===========   ===========   ==========  ==========

   Ratio of rate sensitive assets
       to rate sensitive
       liabilities                                                  186.07%      31.36%       64.05%    N/A


         As indicated by the table, the excess of interest-earning assets over interest-bearing liabilities of $24,321,571 is concentrated in the categories of items maturing or repricing within three months. These items are somewhat offset by a large concentration of interest-bearing liabilities maturing or repricing in 4 months to 5 years. These gaps exist as a result of differences in the demand for maturities on fixed rate loan products as compared to the demand for maturities on fixed rate deposit products. The excess of interest earning assets over interest-bearing liabilities maturing or repricing in the next 12 months would indicate that the Company would benefit significantly from increases in interest rates during that period, and conversely the Company would experience significant margin pressure from a continued decline in rates for that period. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Capital Resources

         The Company had stockholders' equity at June 30, 2003 of $11,827,829 as compared to $7,609,658 at December 31, 2002. The increase in capital is a result of the completion of a private offering with 620,690 shares issued and net proceeds after offering costs of $4,449,261. The proceeds from the offering were offset by losses incurred in 2003. Management believes that this capital is adequate to support expected asset growth for at least the next 12 months.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at June 30, 2003.

Item 3.  Controls and Procedures

         As of the end of the period covered by this quarterly report on Form 10-QSB, Bay National Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation's disclosure controls and procedures. Based upon that evaluation, Bay National Corporation's Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         In addition, there were no changes in Bay National Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation's internal control over financial reporting.

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

Item 2.    Changes in Securities.

               (a)  Not applicable.

               (b)  Not applicable

               (c)  Recent Sales of Unregistered Securities

         On October 31, 2002, Bay National Corporation commenced a private offering to accredited investors only, of an aggregate of 550,000 shares of its common stock, which was subsequently increased to 620,690 shares of its common stock. The purchase price per share was $7.25 for an aggregate purchase price of $4,500,002. The private offering terminated on April 30, 2003 with all shares issued and net proceeds after offering costs of $4,449,261.

         There were no underwriting discounts or commissions paid with respect to the private offering. Bay National Corporation believes that the private offering was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The transaction was not conducted by any form of general solicitation or general advertising and, in connection with the transaction, Bay National Corporation took reasonable care to assure that the investors were not underwriters within the meaning of Section 2(11) of the Securities Act by, among other things, making reasonable inquiry of each investor to confirm that the investor was taking his or her securities for investment only and not with a view to or for sale in connection with any distribution of the securities and by placing appropriate legends on the share certificates.

               (d)  Not applicable.

Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders.

           At the Company's Annual Meeting of Stockholders held May 19, 2003, the following directors were elected to serve a two-year term expiring upon the date of the Company's 2005 Annual Meeting or until their respective successors are duly elected and qualified.


                                                  Votes Cast

                                   For             Withheld            Total
                                   ---             --------            -----
Gary T. Gill                     961,436             7,000            968,436
Carl A.J. Wright                 956,436            12,000            968,436

         At the Company's Annual Meeting of Stockholders held May 19, 2003, the following directors were elected to serve a three-year term expiring upon the date of the Company's 2006 Annual Meeting or until their respective successors are duly elected and qualified.

                                                  Votes Cast

                                   For             Withheld            Total
                                   ---             --------            -----
    Hugh W. Mohler               966,436             2,000            968,436
    Donald G. McClure, Jr.       966,436             2,000            968,436
    Robert L. Moore              966,436             2,000            968,436
    H. Victor Rieger, Jr.        966,436             2,000            968,436
    Margaret K. Riehl            962,436             6,000            968,436


Names of other directors continuing in office:

    Carroll A. Bodie
    Charles E. Bounds
    John R. Lerch
    William B. Rinnier
    Edwin A. Rommel III
    Henry H. Stansbury
    Kenneth H. Trout
    Eugene M. Waldron, Jr.

         At the Company's Annual Meeting of Stockholders held May 19, 2003, the selection of Stegman & Company to serve as independent auditors for the 2003 fiscal year was ratified by the following vote:

                                       Votes Cast

            For                   Against             Abstain             Total
            ---                   -------             -------             -----
          967,236                    -                 1,200             968,436

There were no broker nonvotes on these matters.

Item 5.    Other Information.

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           (b) Reports on Form 8-K.

                    Form 8-K filed, dated April 30, 2003, Items 7 and 9. Form 8-K filed, dated May 8, 2003, Items 5 and 7.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Bay National Corporation


Date: August 12, 2003                By: /s/ Hugh W. Mohler
                                         --------------------------------------
                                          Hugh W. Mohler, President
                                         (Principal Executive Officer)


Date: August 12, 2003                By: /s/ Mark A. Semanie
                                         --------------------------------------
                                          Mark A. Semanie, Treasurer
                                         (Principal Accounting and Financial
                                          Officer)