Form 10QSB
period 2003-09-30
BAY NATIONAL CORP
filed 2003-11-12
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2003.

                        Commission file number: 333-87781



                            Bay National Corporation
        (Exact name of small business issuer as specified in its charter)

               Maryland                                  52-2176710
  ----------------------------------------    -------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


                   2328 West Joppa Road, Lutherville, MD 21093
                     Address of principal executive offices

                                 (410) 494-2580
                            Issuer's telephone number

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

 At November 12, 2003, the issuer had 1,862,710 shares of Common Stock outstanding.

 Transitional Small Business Disclosure Format (Check One):    Yes ____ No  X__


PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------

                            BAY NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                 As of September 30, 2003 and December 31, 2002

                                                                                 September 30,         December 31,
                                                                                      2003                 2002
                                                                                ----------------      ---------------
ASSETS                                                                            (Unaudited)
     Cash and due from banks                                                  $         323,211      $       363,031
     Federal funds sold and other overnight investments                              20,170,087           11,752,705
     Loans held for sale                                                              1,542,120            2,818,500
     Investment securities available for sale (AFS) - at fair value                   1,547,665              948,361
     Other equity securities                                                            481,090              355,840
     Loans, net of unearned fees                                                     96,512,201           68,078,261
         Less: Allowance for credit losses                                           (1,207,000)            (851,500)
                                                                                ----------------      ---------------
              Loans, net                                                             95,305,201           67,226,761
     Premises and equipment, net                                                        677,393              709,203
     Accrued interest receivable and other assets                                       527,459              434,782
                                                                                ----------------      ---------------

              Total Assets                                                    $     120,574,226      $    84,609,183
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $      13,194,369      $    10,533,475
     Interest-bearing deposits                                                       93,498,239           65,244,381
                                                                                ----------------      ---------------
         Total deposits                                                             106,692,608           75,777,856

     Short-term borrowings                                                            1,454,000              507,000
     Accrued expenses and other liabilities                                             492,441              714,669
                                                                                ----------------      ---------------

              Total Liabilities                                                     108,639,049           76,999,525
                                                                                ================      ===============

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,862,710 and 1,242,020 issued and outstanding as of September 30, 2003 and December 31, 2002,
         respectively:                                                                   18,627               12,420
     Paid in Capital                                                                 16,850,834           12,407,780
     Accumulated deficit                                                             (4,934,284)          (4,810,542)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                             11,935,177            7,609,658
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $     120,574,226      $    84,609,183
                                                                                ================      ===============



          See accompanying notes to consolidated financial statements.


                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
     For the three and nine-month periods ended September 30, 2003 and 2002
                                   (Unaudited)

                                                Three Months Ending,                 Nine Months Ending,
                                                    September 30                         September 30
                                                2003              2002              2003                2002
                                             ------------      ------------     --------------       ------------
INTEREST INCOME:
   Interest and fees on loans               $  1,393,375      $    920,473     $    3,894,375       $  2,297,529
   Interest on federal funds sold and
     other  overnight investments                 37,699            31,533             88,528             88,537
   Taxable interest and dividends on
     investment securities                         5,307             4,164             23,214             13,204
                                             ------------      ------------     --------------       ------------
     Total interest income                     1,436,381           956,170          4,006,117          2,399,270
                                             ------------      ------------     --------------       ------------

INTEREST EXPENSE:
   Interest on deposits                          505,284           357,297          1,439,069            938,033
   Interest on short-term borrowings               2,942             2,556              8,767              3,194
                                             ------------      ------------     --------------       ------------
     Total interest expense                      508,226           359,853          1,447,836            941,227
                                             ------------      ------------     --------------       ------------

Net interest income                              928,155           596,317          2,558,281          1,458,043

Provision for credit losses                       48,000           121,000            355,500            291,000
                                             ------------      ------------     --------------       ------------

Net interest income after provision for
   credit losses                                 880,155           475,317          2,202,781          1,167,043
                                             ------------      ------------     --------------       ------------

NON-INTEREST INCOME:
   Service charges on deposit accounts            58,263            23,805            149,015             72,182
   Gain on sale of mortgage loans                151,800           169,988            506,536            401,766
   Other income                                   10,901             9,480             30,087             26,647
                                             ------------      ------------     --------------       ------------
     Total non-interest income                   220,964           203,273            685,638            500,595
                                             ------------      ------------     --------------       ------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                580,685           553,712          1,771,197          1,514,600
   Occupancy expenses                             66,041            52,314            193,405            159,313
   Furniture and equipment expenses               60,533            49,131            159,091            150,839
   Legal and professional fees                    39,508            43,367            119,368            105,585
   Data processing and other outside
     services                                    115,245            88,849            335,077            237,536
   Advertising and marketing related
     expenses                                     42,940            42,175            164,284            123,981
   Other expenses                                 88,819            75,780            269,739            218,137
                                             ------------      ------------     --------------       ------------
     Total non-interest expenses                 993,771           905,328          3,012,161          2,509,991
                                             ------------      ------------     --------------       ------------

Income (Loss) before income taxes                107,348          (226,738)          (123,742)          (842,353)
Income tax benefit                                -                 -                 -                   -
                                             ------------      ------------     --------------       ------------
NET INCOME (LOSS)                           $    107,348      $   (226,738)    $     (123,742)      $   (842,353)
                                             ============      ============     ==============       ============


Per Share Data:
   Cash Dividends Paid                      $     -           $     -          $      -             $     -
   Net Income (Loss) (basic)                $        .06      $       (.18)    $         (.08)      $       (.68)
   Net Income (Loss) (diluted)              $        .06      $       (.18)    $         (.08)      $       (.68)
   Average shares outstanding (basic)          1,862,710         1,242,020          1,592,153          1,242,020
   Average shares outstanding (diluted)        1,888,305         1,242,020          1,592,153          1,242,020


          See accompanying notes to consolidated financial statements.



                            BAY NATIONAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
              For the nine-months ended September 30, 2003 and 2002
                                   (Unaudited)


                                                            Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit         Total
                                         -------------     --------------    ---------------   -------------
Balances at December 31, 2002           $      12,420     $   12,407,780    $     (4,810,542) $   7,609,658

Issuance of Common Stock                        6,207          4,443,054            -             4,449,261

Net Loss                                      -                  -                  (123,742)      (123,742)

                                         -------------     --------------    ---------------   -------------
Balances at September 30, 2003          $      18,627     $   16,850,834    $     (4,934,284) $  11,935,177
                                         =============     ==============    ===============   =============




                                                            Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit         Total
                                         -------------     --------------    ---------------   -------------
Balances at December 31, 2001           $      12,420     $   12,407,780    $     (3,818,048) $   8,602,152

Net Loss                                      -                  -                  (842,353)      (842,353)

                                         -------------     --------------    ---------------   -------------
Balances at September 30, 2002          $      12,420     $   12,407,780    $     (4,660,401) $   7,759,799
                                         =============     ==============    ===============   =============




          See accompanying notes to consolidated financial statements.



                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              For the nine-months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                2003                   2002
                                                                            -------------          -------------
Cash Flows From Operating Activities
   Net loss                                                                $    (123,742)         $    (842,353)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
       Depreciation                                                              141,611                140,982
       Accretion of investment discounts                                         (11,052)                (4,010)
       Provision for credit losses                                               355,500                291,000
       Gain on sale of loans                                                    (506,536)              (401,766)
       Origination of loans held for sale                                    (30,896,141)           (23,130,720)
       Proceeds from sale of loans                                            32,679,057             22,070,429
       Net increase in accrued interest receivable and other assets              (92,677)              (102,799)
       Net (decrease) increase in accrued expenses and other liabilities        (222,228)                32,177
                                                                            -------------          -------------

            Net cash provided (used) by operating activities                   1,323,792             (1,947,060)
                                                                            -------------          -------------

Cash Flows From Investing Activities
   Purchases of investment securities - AFS                                   (4,738,252)            (1,493,787)
   Maturities of investment securities - AFS                                   4,150,000                750,000
   Purchase of Federal Reserve Bank stock                                        (36,750)               -
   Purchase of Federal Home Loan Bank of Atlanta stock                           (88,500)               (79,900)
   Net increase in loans                                                     (28,433,940)           (23,138,814)
   Capital expenditures                                                         (109,801)               (57,188)
                                                                            -------------          -------------
            Net cash used by investing activities                           (29,257,243 )           (24,019,689)
                                                                            -------------          -------------

Cash Flows From Financing Activities
   Net increase in deposits                                                   30,914,752             27,557,317
   Net increase in short-term borrowings                                         947,000                441,000
   Net proceeds from stock issuance                                            4,449,261                -
                                                                            -------------          -------------
            Net cash provided by financing activities                         36,311,013             27,998,317
                                                                            -------------          -------------

Net increase in cash and cash equivalents                                      8,377,562              2,031,568
Cash and cash equivalents at beginning of period                              12,115,736              9,553,940
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                 $  20,493,298          $  11,585,508
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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

         As of September 30, 2003, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

4. EARNINGS PER SHARE

            Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. For the quarter ended September 30, 2003 there were 56,250 shares excluded from the diluted net income per share computation because the exercise price exceeded the average market price and therefore, their effect would be anti-dilutive.

           The Company's common stock equivalents were not considered in the computation of diluted earnings per share for the three-month period ended September 30, 2002, and for the nine-month periods ended September 30, 2003 and 2002 because the result would have been anti-dilutive.

5. STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company's stock option plan were recorded during the three-month or nine-month periods ended September 30, 2003 and 2002.

         The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-month and nine-month periods ended September 30:


                                                  Three Months Ending,                Nine Months Ending,
                                                      September 30                       September 30
                                                  2003             2002              2003               2002
                                               ------------     ------------     --------------      ------------
INTEREST INCOME:
 Net income (loss), as reported               $    107,348     $   (226,738)    $     (123,742)     $   (842,353)

 Less pro forma stock-based compensation
   expense determined under the fair value
   method, net of related tax effects               (1,404)          (1,404)           (68,554)          (14,924)

                                               ------------     ------------     --------------      ------------
 Pro forma net income (loss)                  $    105,944     $   (228,142)    $     (192,296)     $   (857,277)
                                               ============     ============     ==============      ============

 Net income (loss) per share:
   Basic - as reported                        $        .06     $       (.18)    $         (.08)     $       (.68)
   Diluted - as reported                      $        .06     $       (.18)    $         (.08)     $       (.68)
   Basic - pro forma                          $        .06     $       (.18)    $         (.12)     $       (.69)
   Diluted - pro forma                        $        .06     $       (.18)    $         (.12)     $       (.69)


Item 2. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of September 30, 2003 and December 31, 2002 and for the three-month and nine-month periods ended September 30, 2003 and 2002.

General

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

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

Financial Condition

         As of September 30, 2003, total assets were $120,574,226. This represents growth of $35,965,043 or 42.51% since December 31, 2002. The growth in total assets included increases of $8,417,382 in federal funds sold and other overnight investments, $599,304 in investment securities available for sale, $125,250 in other equity securities, $28,078,440 in loans net of the allowance for credit losses, and $21,047 in other non-earning assets. These increases were offset by a decrease of $1,276,380 in loans held for sale.

         As of September 30, 2003, loans, excluding loans held for sale (net of a $1,207,000 allowance for credit losses), totaled $95,305,201. The increase of 41.77%, from a balance of $67,226,761 as of December 31, 2002, is a direct result of the ongoing marketing efforts of bank employees as well as members of the Board of Directors, and the Baltimore and Salisbury Advisory Boards. The composition of the loan portfolio as of September 30, 2003 was approximately $59.0 million of commercial loans, $3.0 million of consumer loans, and $34.5 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2002 was approximately $42.6 million of commercial loans, $4.0 million of consumer loans, and $21.5 million of real estate loans (excluding mortgage loans held for sale). There were $1,542,120 and $2,818,500 of mortgage loans held for sale as of September 30, 2003 and December 31, 2002, respectively. The mix of loans is consistent with the initial plans for the business.

         Funds not extended in loans are invested in cash and due from banks, federal funds sold and other overnight investments, and short-term U.S. Treasury securities. At September 30, 2003, the Company had federal funds sold and other overnight investments totaling $20,170,087 as compared to $11,752,705 as of December 31, 2002. The Company held $312,690 of Federal Reserve Bank stock at September 30, 2003, as compared to $275,940 at December 31, 2002. The Company also held Federal Home Loan Bank of Atlanta stock of $168,400 and $79,900 as of September 30, 2003 and December 31, 2002, respectively, and United States Treasury bills with a maturity value of $1,550,000 and $950,000 as of September 30, 2003 and December 31, 2002, respectively. The Treasury securities are used to collateralize repurchase agreements which are classified as short-term borrowings under which $1,454,000 and $507,000 were outstanding as of September 30, 2003 and December 31, 2002, respectively.

         The growth in assets was funded by deposit growth of $30,914,752, or 40.80%, an increase in short-term borrowings of $947,000, and an increase in stockholders' equity of $4,325,519 resulting from the successful completion of a $4.5 million stock offering on April 30, 2003.

         Deposits at September 30, 2003 were $106,692,608. A total of $7,639,900, or 7.16% of deposits, are related to two customers in one industry. Total deposits for one of these customers were $6,547,425 or 8.64% of total deposits as of December 31, 2002; the second customer did not become a customer until 2003. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. The remaining deposit growth resulted from the continued marketing efforts of officers and directors, direct mail campaigns, and the listing of money market and certificate of deposit rates in print publications and on the Internet. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits.

         While the Bank does not rely on or solicit brokered deposits, regulatory rules require that approximately $896,000 of deposits at September 30, 2003, and $4.0 million of deposits at December 31, 2002 be classified as brokered deposits. These deposits were obtained through the listing of certificate of deposit rates on Internet-based listing services. These deposits were obtained at rates that are typically lower than or equal to the prevailing market rate for similar deposits in the Company's local markets. The brokered deposits outstanding at September 30, 2003 were issued with an average interest rate of 3.83% and an average term of 25.35 months. The Company has never paid broker fees for deposits and has not accepted any additional brokered deposits since August 2002.

         Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of short-term borrowings increased from $507,000 at December 31, 2002 to $1,454,000 at September 30, 2003, due to
increases in the balance of available funds of the customers participating in this program.

         On October 31, 2002, Bay National Corporation commenced a private offering to accredited investors only, of an aggregate of 550,000 shares of its common stock, which was subsequently increased to 620,690 shares of its common stock. The purchase price per share was $7.25 for an aggregate purchase price of $4,500,002. The private offering closed on April 30, 2003 with 620,690 shares issued and net proceeds, after offering costs, of approximately $4,449,261. As of December 31, 2002, Bay National Corporation had received and accepted subscriptions for 41,500 shares. The proceeds from these subscriptions of $300,875 as of December 31, 2002 were included in accrued expenses and other liabilities.

         Total stockholders' equity at September 30, 2003 was $11,935,177 as compared to $7,609,658 at December 31, 2002. The increase in stockholders' equity is a result of the private offering, described above, less the losses incurred in 2003. Management believes that this level of capital is adequate to support expected asset growth for at least the next 12 months.

Results of Operations

         On a consolidated basis, the Company achieved its first profitable quarter for the three-months ended September 30, 2003. The net income of $107,348 for the period compares to a net loss of $226,738 for the three-month period ended September 30, 2002. The Company reported net losses of $123,742 and 842,353 for nine-month periods ended September 30, 2003 and 2002, respectively. The improvement in results for the three-month and nine-month periods as compared to the same periods in 2002 are a direct result of the 63.57% growth in the loan portfolio from $59,000,869 at September 30, 2002 to $96,512,201 at September 30, 2003.

         The past losses were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation. The Company achieved marginal monthly profitability for the month of June 2003, its 37th full month of operations. This milestone was achieved during a very challenging economic environment in which interest margins have been compressed by historically low interest rates. Management expects continued improvement in operating results over the remainder of 2003 and into 2004; however, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, and the volatility of mortgage loan production, which is sensitive to economic and interest rate fluctuations.

Net Interest Income

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold; while interest-bearing deposits and other short-term borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources, along with changes in associated interest rates, determine changes in net interest income.

         Net interest income for the three-month period ended September 30, 2003 was $928,155, compared to $596,317 for the same period in 2002. Net interest income for the nine-month period ended September 30, 2003 was $2,558,281, compared to $1,458,043 for the same period in 2002. The 55.65% and 75.46% increases for the three and nine-month periods, respectively, are directly related to the increase in average earning assets for both periods. Average earning assets increased $48,246,573 or 84.73% for the nine-months ended September 30, 2003 as compared to the nine-months ended September 30, 2002. The average yield on these assets was 5.08% for the nine-months ended September 30, 2003 and 5.62% for the nine-months ended September 30, 2002.

         The decline in average yields is directly related to the actions taken by the Federal Reserve to reduce its target for the federal funds rate from 1.75%, which was in effect for the entire nine-month period ending September 30, 2002, to 1.25%, on November 6, 2002 and subsequently to 1.0%, on June 25, 2003. Management expects that these actions by the Federal Reserve will continue to suppress yields and margins, although the actual impact to the Company cannot be readily determined.

         The market in which the Company operates is very competitive; therefore the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for jumbo certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate interest spreads to support the cost of those funds. During the nine-month period ended September 30, 2003, the Company increased funding from the listing of certificate of deposit rates on Internet-based listing services by approximately $11.8 million. The outstanding certificates of deposit, issued through Internet listings, have an average interest rate of 2.78% and an average term of 25.76 months. As of September 30, 2003, total deposit balances from Internet listings were approximately $26.6 million, including the $896,000 of deposits classified as brokered deposits.

         The average rate on interest-bearing liabilities was 2.31% for the nine-month period ended September 30, 2003, as compared to 2.86% for the same period in 2002. The decrease in average rate was the result of the declining interest rate environment discussed above. It is anticipated that interest expense will continue to increase during the remainder of 2003 based upon continued growth in deposits.

         Comparing the nine-month periods ended September 30, 2003 and 2002, the net interest margin on average earning assets was 3.24% for the nine months ended September 30, 2003 as compared to 3.41% for the same period in 2002. This moderate decline reflects the impact of the decrease in asset yields, which was not completely offset by a reduction in the overall cost of funds. Management's ability to reduce the overall cost of funds at a rate consistent with the decline in asset yields is limited due to the fact that deposit rates are already extremely low by historical standards. If yields continue to decline, it is possible that management will not be able to reduce the Company's cost of funds without impacting the Company's ability to attract new deposits.


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

                                        Nine Months Ended September 30, 2003

                                                                         Average         Interest         Yield/
                                                                         Balance         and fees          Rate
ASSETS                                                                   -------         --------         -------
Loans                                                              $   86,597,916    $  3,894,375            6.00%
Investment Securities                                                   1,767,831          23,214            1.75
Federal funds sold and other overnight investments                     16,824,118          88,528             .70
                                                                    --------------    ------------
         Total Earning Assets                                         105,189,865       4,006,117            5.08%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,048,040)
Cash and due from banks                                                   966,645
Premises and equipment, net                                               697,910
Accrued interest receivable and other assets                              420,175
                                                                    --------------
         Total Assets                                              $  106,226,555
                                                                    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                   $   33,305,177         289,794            1.16%
Regular savings deposits                                                2,757,423          14,460             .70
Time deposits                                                          46,480,030       1,134,814            3.26
Short-term borrowings                                                   1,159,959           8,768            1.01
                                                                    --------------    ------------
         Total interest-bearing liabilities                            83,702,589       1,447,836            2.31%
                                                                                      ------------
         Net interest income and spread                                              $  2,558,281            2.77%
                                                                                      ============
Non-interest-bearing demand deposits                                   12,181,260
Accrued expenses and other liabilities                                    357,272
Stockholders' equity                                                    9,985,434
                                                                    --------------
         Total Liabilities and Stockholders' Equity                $  106,226,555
                                                                    ==============

Interest and fee income/earning assets                                       5.08 %
Interest expense/earning assets                                              1.84
                                                                    --------------
Net interest margin                                                          3.24 %
                                                                    ==============




                                        Nine Months Ended September 30, 2002

                                                                         Average         Interest         Yield/
                                                                         Balance         and fees          Rate
                                                                         -------         --------         -------
ASSETS
Loans                                                               $  46,962,662    $  2,297,529            6.52%
Investment Securities                                                     626,979          13,204            2.81
Federal funds sold and other overnight investments                      9,353,651          88,537            1.26
                                                                     -------------    ------------
         Total Earning Assets                                          56,943,292       2,399,270            5.62%
                                                                                      ------------
Less: Allowance for credit losses                                        (556,745)
Cash and due from banks                                                   615,063
Premises and equipment, net                                               783,251
Accrued interest receivable and other assets                              271,734
                                                                     -------------
         Total Assets                                               $  58,056,595
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  21,996,695         380,933            2.31%
Regular savings deposits                                                2,429,835          22,706            1.25
Time deposits                                                          19,221,786         534,394            3.71
Short-term borrowings                                                     262,755           3,194            1.62
                                                                     -------------    ------------
         Total interest-bearing liabilities                            43,911,071         941,227            2.86%
                                                                                      ------------
         Net interest income and spread                                              $  1,458,043            2.76%
                                                                                      ============
Non-interest-bearing demand deposits                                    5,760,440
Accrued expenses and other liabilities                                    202,464
Stockholders' equity                                                    8,182,620
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  58,056,595
                                                                     =============

Interest and fee income/earning assets                                       5.62 %
Interest expense/earning assets                                              2.21
                                                                     -------------
Net interest margin                                                          3.41 %
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

         Based upon management's analysis of the loan portfolio as of September 30, 2003, the allowance for credit losses increased to $1,207,000 as compared to $851,500 at December 31, 2002. The increase is reflective of the overall increase in the size of the loan portfolio. The amount equates to 1.25% of outstanding loans, net of loans held for sale, as of September 30, 2003 and December 31, 2002, respectively. This percentage remains consistent with peers. This is an estimate based on limited historical information, and may be revised over time for changes in economic conditions, experience with the portfolio, and other factors which may arise.

         Management believes the allowance reflects the possible losses inherent in the loan portfolio as of the balance sheet date; however, management's judgment is based upon a number of assumptions, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance will not be required. Management considers, among other things, the findings and recommendations of the Bank's primary regulator and an independent loan review service that evaluates management's underwriting decisions in determining the adequacy of the allowance.

         As of September 30, 2003 the Company had no loans that were more than 90 days past due. The Company has no loans that are classified as non-accrual loans as of September 30, 2003. The Company has had no loan charge-offs since inception.

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month and nine-month periods ended September 30, 2003, the Company realized non-interest income in the amount of $220,964 and $685,638 as compared to $203,273 and $500,595 for the three-month and nine-month periods ended September 30, 2002. Gains on the sale of mortgage loans of $151,800 and $506,536 are the most significant element of non-interest income, comprising 68.70% and 73.88% of the total for the three-month and nine-month periods ended September 30, 2003. This compares to gains on the sale of mortgage loans of $169,988, or 83.63%, and $401,766, or 80.26%, of total non-interest income for the three-month and nine-month periods ended September 30, 2002. The level of gains on the sale of mortgage loans has remained strong due to the ongoing low interest rate environment, combined with a strong housing market, creating an exceptional market for mortgage products. An increase in interest rates, or a slow down in the housing market, could negatively impact the Company's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $58,263 and $149,015 for the three-month and nine-month periods ended September 30, 2003, as compared to $23,805 and $72,182 for the same periods in 2002. These increases of 144.75% and 106.44% can be directly attributed to the growth in the Company's deposit portfolio, and an increase in the level of fee-based cash management relationships.

         The Company will continue to seek ways to expand its sources of non-interest income. The Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month and nine-month periods ended September 30, 2003, totaled $993,771 and $3,012,161, respectively. This compares to non-interest expense for the comparable periods in 2002, of $905,328 and $2,509,991, respectively. The increase of $502,170, or 20.01%, for the nine-month period resulted from an increase in salaries and benefits of $256,597 related to staffing growth to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. The increase in salaries and benefits also includes approximately $62,500 of increased mortgage commissions and benefits resulting from the heavy mortgage volume experienced during the period. Occupancy expenses increased by $34,092, or 21.40%, for the nine-months ended September 30, 2003 as compared to the same period in 2002. This increase was due to scheduled rent increases as well as a reduction in sublease income of approximately $11,700 due to expansion of the Company's corporate office into previously sublet space, and $6,300 of rental expense associated with new space obtained for the mortgage division. The $97,541, or 41.06%, increase in data processing and other outside services for the nine-months ended September 30, 2003 as compared to the same period in 2002 is the result of increased data and item processing costs paid to external service providers. These costs are volume driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The $40,303, or 32.51%, increase in advertising and marketing related expenses for the nine-months ended September 30, 2003 as compared to the same period in 2002 is related to increased efforts to enhance the visibility of the Bank, and attract new customers. The increase of $51,602, or 23.66%, in other expenses relates to various costs associated with the increased size and complexity of the Company.

          Non-interest expense for the three-month period ended September 30, 2003 increased by $88,443, or 9.77%, as compared to the same period for the prior year. The increase is directly attributable to the same factors that resulted in the increase for the comparable nine-month periods. Management believes that further growth in the Company's customer base and the related revenue can be accommodated without proportionate increases in these costs.

Liquidity And Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities. As of September 30, 2003, the Company had $323,211 in cash and due from banks, and $20,170,087 in federal funds sold and other overnight investments. This represents an increase in liquid assets of $8,377,562, or 69.15%, since December 31, 2002, at which time liquid assets consisted of $363,031 in cash and due from banks, and $11,752,705 in federal funds sold and other overnight investments. As of September 30, 2003, the Company had approximately $38.9 million of unfunded loan commitments, of which $29.7 million represented various types of revolving credit facilities. Typically, revolving credit facilities are not fully funded. Growth in the Company's loan portfolio, without corresponding growth in deposits would reduce liquidity, as would reductions in the level of customer deposits.

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

       The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2003, which are expected to mature or reprice in each of the time periods shown:


                                                                            Maturity or repricing within
                                                  Percent        0 to 3      4 to 12       1 to 5      Over 5
                                       Amount     of Total      Months       Months        Years       Years
                                       -----     ---------      --------   ----------      ------      --------
   Interest-earning assets
      Federal funds sold and other
          overnight investments      $20,170,087       16.77%  $20,170,087 $    -        $    -      $   -
      Loans - Variable rate           67,619,727       56.23    67,619,727      -             -          -
      Loans - Fixed rate              28,892,474       24.03     2,752,341    6,129,514   18,236,203  1,774,416
      Other earning assets             3,570,875        2.97     3,089,785      -             -         481,090
                                      ----------  -----------   ----------- -----------   ---------- ----------
         Total interest-earning
            assets                   $120,253,163     100.00%  $93,631,940 $ 6,129,514   $18,236,203 $2,255,506
                                      ==========  ===========   =========== ===========   ========== ==========
   Interest-bearing liabilities
      Deposits - Variable rate       $41,161,800       43.32%  $41,161,800 $    -        $    -      $   -
      Deposits - Fixed rate           52,336,439       55.08     6,994,623  20,739,451    24,602,365     -
      Short-term borrowings
         Variable rate                 1,514,000        1.60     1,514,000      -             -          -
                                      ----------  -----------   ----------- -----------   ---------- ----------
         Total interest-bearing
            liabilities              $95,012,239      100.00%  $49,670,423 $20,739,451   $24,602,365 $   -
                                      ==========  ===========   =========== ===========   ========== ==========
   Periodic repricing differences

      Periodic gap                                             $43,961,517 $(14,609,93) $ (6,366,16)$ 2,255,506
                                                                =========== ===========  ==========  ==========
      Cumulative gap                                           $43,961,517 $29,351,580  $22,985,418 $25,240,924
                                                                =========== ===========  ==========  ==========

   Ratio of rate sensitive assets
       to rate sensitive
       liabilities                                                  188.51%      29.56%      74.12%      N/A



         As indicated by the table, the excess of interest-earning assets over interest-bearing liabilities of $25,240,924 is concentrated in the categories of items maturing or repricing within three months. These items are somewhat offset by a large concentration of interest-bearing liabilities maturing or repricing in 4 months to 5 years. These gaps exist as a result of differences in the demand for maturities on fixed rate loan products as compared to the demand for maturities on fixed rate deposit products. The excess of interest earning assets over interest-bearing liabilities maturing or repricing in the next 12 months would indicate that the Company would benefit significantly from increases in interest rates during that period, and conversely, the Company would experience significant margin pressure from a continued decline in rates for that period. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Capital Resources

         The Company had stockholders' equity at September 30, 2003 of $11,935,177 as compared to $7,609,658 at December 31, 2002. The increase in capital is a result of the completion of a private offering with 620,690 shares issued and net proceeds after offering costs of $4,449,261. The proceeds from the offering were offset by losses incurred in 2003. Management believes that this capital is adequate to support expected asset growth for at least the next 12 months.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at September 30, 2003.

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

         In addition, there were no changes in Bay National Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation's internal control over financial reporting.

Information Regarding Forward-Looking Statements

         In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Forward-looking statements often use words such as "believe", "expect", "plan", "may", "will", "should", "project", "contemplate", "anticipate", "forecast", "intend" or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be different from those anticipated or estimated.

         The statements presented herein with respect to, among other things, Bay National Corporation's plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Bay National Corporation's beliefs, assumptions and on information available to Bay National Corporation as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report of Form 10-QSB; Bay National Corporation's limited operating history and initial expectation of losses; dependence on key personnel; risks related to Bay National Bank's choice of loan portfolio; risks related to Bay National Bank's lending limit; risks of a competitive market; impact of government regulation on operating results; and effect of developments in technology. For a more complete discussion of these risks and uncertainties see the discussion under the caption "Factors Affecting Future Results" in Bay National Corporation's Form 10-KSB.

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

Item 2.    Changes in Securities.

            (a)   Not applicable.

            (b)   Not applicable

            (c)   Recent Sales of Unregistered Securities

                  On October 31, 2002, Bay National Corporation commenced a private offering, to accredited investors only, of an aggregate of 550,000 shares of its common stock, which was subsequently increased to 620,690 shares of its common stock. The purchase price per share was $7.25 for an aggregate purchase price of $4,500,002. The private offering terminated on April 30, 2003 with all shares issued and net proceeds, after offering costs, of $4,449,261.

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

           (a) Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


            (b)   Reports on Form 8-K.

                      Form 8-K filed, dated July 23, 2003, Items 7 and 9.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Bay National Corporation


Date: November 12, 2003        By: /s/ Hugh W. Mohler
                                   ---------------------------------------------
                                   Hugh W. Mohler, President
                                   (Principal Executive Officer)


Date: November 12, 2003        By: /s/ Mark A. Semanie
                                   ---------------------------------------------
                                   Mark A. Semanie, Treasurer
                                   (Principal Accounting and Financial Officer)