Form 10KSB
period 2003-12-31
BAY NATIONAL CORP
filed 2004-03-30
CIK 1089787

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                                to

                        Commission File Number 333-87781


                            Bay National Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Maryland                                         52-2176710
-------------------------------                        ----------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $6,145,331.

         The aggregate market value of the common equity held by non-affiliates was $15,999,706 as of March 19, 2004, based on a sales price of $11.40 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 12, 2004.

         The number of shares outstanding of the issuer's Common Stock was 1,862,710 as of March 19, 2004.

         Transitional Small Business Disclosure Format (check one):

                                                        Yes __ No X

                                     PART I

Item 1.  Description of Business

           BUSINESS OF BAY NATIONAL CORPORATION AND BAY NATIONAL BANK

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

         Bay National Bank's offices are not organized in the traditional retail branch structure, which is transaction and "bank teller" oriented. Instead, Bay National Bank has adopted a "sit-down" model where customers are greeted by a personal banker and taken to a private desk. Management believes that this approach makes service more individualized and enhances the banker's understanding of the customer's needs. Furthermore, Bay National Bank's branch locations do not focus on capturing every customer within the surrounding area. Instead, they are strategically located in areas convenient to Bay National Bank's target customer base.

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

Products and Services

         Loan Portfolio.

         Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are Bay National Bank's primary loan products, accounting for approximately 78% of the loan portfolio as of December 31, 2003.

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

         The following is a description of the types of loans Bay National Bank has targeted in building its loan portfolio:

          o Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing. Asset-based lending, accounts receivable financing and lease financing are also available. As of December 31, 2003, these loans represented approximately 61% of Bay National Bank's loan portfolio. Bay National Bank is targeting small and mid-sized businesses in its market area with credit needs in the range of up to $5,000,000.

          o Commercial real estate loans, including mortgage loans on non-residential properties, and land development and construction loan financing, primarily for owner-occupied premises. As of December 31, 2003, these loans represented approximately 16% of Bay National Bank's loan portfolio.

          o Consumer loans including automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2003, these loans represented approximately 2% of Bay National Bank's loan portfolio. Bay National Bank's consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

          o Mortgage loans secured by residential property, including first and second mortgage loans on owner occupied and investment properties (1 to 4 family and multi-family), and home equity loans secured by single-family owner-occupied residences. As of December 31, 2003, these loans represented approximately 21% of Bay National Bank's loan portfolio. The majority of these loans, approximately 16% of Bay National Bank's loan portfolio, are home equity loans. Like its consumer loans, Bay National Bank's non-investment residential mortgage loans are targeted to business owners and their employees, business professionals and high net worth individuals.

                    Bay National Bank's conventional first and second residential mortgage loans adhere to standards developed by FNMA/FHLMC. Management requires private mortgage insurance for loans in excess of 80% of a property's value. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market. Therefore, management sells those loans that have a lower degree of risk, and a lower yield, relative to the other types of loans that Bay National Bank is expected to make. As of December 31, 2003, mortgage loans held for sale, totaled $923,825.

        Deposits.

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

        Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank. As of December 31, 2003, Bay National Bank had not entered in to any such fee arrangements. When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

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

Employees

        As of March 24, 2004, Bay National Bank employed thirty-one individuals. Twenty-two people operate from Bay National Bank's headquarters and banking office in North Baltimore and nine people from the Salisbury, Maryland banking office. Bay National Corporation has no employees.

                           SUPERVISION AND REGULATION

General

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

Bay National Corporation

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

Bay National Bank

        General. Bay National Bank, as a national banking association whose accounts are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum legal limits, is subject to regulation, supervision and regular examinations by the Office of the Comptroller of the Currency ("OCC"). Bay National Bank is a member of the Federal Reserve System and, as such, is subject to certain regulations issued by the Federal Reserve Board. Bay National Bank also is subject to applicable banking provisions of Maryland law insofar as they do not conflict with or are not preempted by federal law. The regulations of these various agencies govern most aspects of Bay National Bank's business, including setting required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends, and location and number of branch offices.

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

        In addition to the risk-based capital requirements, the OCC has established a minimum 3% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated national banks, with an additional cushion of at least 100 to 200 basis points for all other national banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4%-5% or more. Under the OCC's regulations, highest-rated banks are those that the OCC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A national bank that has less than the minimum Leverage Capital Ratio requirement must submit, to the applicable district office for review and approval, a reasonable plan describing the means and timing by which the bank will achieve its minimum Leverage Capital Ratio requirement. A national bank which fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order.

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

        Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Bay National Bank is "well capitalized" as of December 31, 2003.

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

        Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject, in certain cases, to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. Significantly undercapitalized and critically undercapitalized institutions are subject to these and additional mandatory and permissive supervisory actions.

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

        Liquidity. Bay National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of January 31, 2004, amounts in transaction accounts above $6,600,000 and up to $45,400,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $45,400,000 require reserves of $1,164,000 plus 10 percent of the amount in excess of $45,400,000. Bay National Bank is in compliance with the applicable liquidity requirements.

         Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC, the OCC or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings. Bay National Bank received a "satisfactory" rating in its latest CRA Examination in May 2003.

         USA PATRIOT Act. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the "USA Patriot Act"). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department ("Treasury") has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Bay National Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury may issue additional regulations that will further clarify the USA Patriot Act's requirements.

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

FACTORS AFFECTING FUTURE RESULTS

         Some of the matters discussed in this annual report including under the captions "Business of Bay National Corporation and Bay National Bank," and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as "believe," "expect," "plan," "may," "will," "should," "project," "contemplate," "anticipate," "forecast," "intend", or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Bay National Corporation's actual results and the actual outcome of Bay National Corporation's expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Bay National Corporation undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

         Bay National Corporation has a limited operating history upon which to evaluate future success. Bay National Corporation and Bay National Bank commenced operations in May 2000, and their operating history is limited. Bay National Corporation's profitability depends on the results of operations of its principal asset, Bay National Bank. Bay National Corporation incurred operating losses during each of the years of its operations other than 2003, when it achieved net income of $7,581. Management expects that additional capital may be required in the future to support growth of Bay National Bank.

         If Bay National Bank decides to open additional offices, that decision may result in future operating losses, or slow the growth of operating profitability because of the increased expenses of expansion and because the new branch offices may not enhance the results of operations as anticipated. Bay National Bank has no current plans to open additional branch offices.

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

         Bay National Bank's lending strategy involves risks resulting from the choice of loan portfolio. Bay National Bank's loan strategy emphasizes commercial business loans and commercial real estate loans. At December 31, 2003, such loans accounted for approximately 78% of the loan portfolio. Bay National Bank also offers construction loans, consumer loans and mortgage loans for owner-occupied residential properties, although most of the residential mortgage loans are sold in the secondary market. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

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

        The first lease, which commenced on July 26, 1999, is for 947 square feet of space. This space, which is on the first floor of a three-story building, was initially used for administrative office space. Upon the opening of Bay National Bank, this space became Bay National Bank's Baltimore branch office. The lease term runs for five years and five months. Bay National Corporation has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation paid monthly rent of approximately $1,900, which amount increases at the rate of four percent per year. The monthly rent as of December 31, 2003 was $2,223. The monthly rent includes Bay National Corporation's share of taxes and building operating costs.

        The second lease, which commenced on March 1, 2000, is for 5,130 square feet of space and runs for five years. Approximately 4,200 square feet of this space, which is on the third floor of the same building, is used for Bay National Corporation and Bay National Bank's administrative offices. Bay National Corporation also has the option to extend the term of this lease for one five-year renewal term. During the first year of the lease term, Bay National Corporation paid monthly rent of approximately $10,773, which amount increases at the rate of four percent per year. The monthly rent as of December 31, 2003 was $12,118. The monthly rent includes Bay National Corporation's share of taxes and building operating costs. Beginning April 1, 2000, Bay National Corporation sublet approximately 1,800 square feet of this space for a three-year term at a monthly rent for the first year of $3,173, which amount increased at the rate of four percent per year. Upon the termination of the sublease in March 2003, management converted a portion of this space (approximately 800 square feet) for use by Bay National Corporation and Bay National Bank and entered into a new sublease agreement for the remaining space. The monthly rent under this sublease as of December 31, 2003 was $1,698.

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

        On September 1, 2002, Bay National Corporation entered into a lease agreement for Bay National Bank's Salisbury, Maryland mortgage division office, which is located at 318 East Main Street, Salisbury Maryland 21801. The leased space consists of two office suites totaling approximately 420 square feet. This lease, which became effective as of January 1, 2003, is for a term of one year with Bay National Corporation having the option to extend the term for one additional one-year renewal term. Bay National Corporation renewed the lease for an additional one year term effective as of January 1, 2004. During the initial lease term and the renewal term, Bay National Corporation is paying monthly rent of $700. The landlord is responsible for all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders of Bay National Corporation.

        PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         As of March 15, 2003, the number of holders of record of Bay National Corporation's common stock was approximately 460. Bay National Corporation's common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BANI.OB."

         Bay National Corporation completed an initial public offering ("IPO") of its common stock on April 30, 2000. Stock prices subsequent to the IPO are based upon limited trading on the OTCBB. The following table reflects the high and low sales information as reported on the OTCBB for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

                                2003                          2002
                           Bid Price Range              Bid Price Range
         Quarter          Low           High           Low            High
                      --------------------------   ---------------------------
         1st         $       8.05   $      9.00   $       7.00    $      7.30
         2nd                 8.10         11.00           6.71           7.25
         3rd                 9.05          9.75           6.70           7.50
         4th                 9.50         10.25           7.00           8.60

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

                                                SELECTED FINANCIAL DATA
                                     AS OF DECEMBER 31, 2003, 2002, 2001 and 2000
                                     (dollars in thousands, except per share data)

                                                                  2003           2002          2001             2000
                                                                  ----           ----          ----             ----
Total assets                                               $     122,328   $    84,609   $     47,026     $    24,026
Cash and due from banks                                              573           363          3,065             561
Federal funds sold and other overnight investments                17,487        11,753          6,488          16,587
Loans held for sale                                                  924         2,819            682               -
Investment securities available for sale                           1,548           948              -               -
Federal Reserve Bank stock                                           313           276            276             276
Federal Home Loan Bank stock                                         168            80              -               -
Loans, net                                                       100,125        67,227         35,415           5,578
Deposits                                                         108,531        76,079         38,139          13,657
Short-term borrowings                                              1,222           507              -               -
Stockholders' equity                                              12,067         7,610          8,602          10,218

Common shares outstanding                                      1,862,710     1,242,020      1,242,020       1,242,020
Book value per share                                       $        6.48   $      6.13   $       6.93     $      8.23
Ratio of interest earning assets to interest
     bearing liabilities                                          127.61%       127.68%        134.86%         202.05%
Stockholders' equity as a percentage of                             9.86%         8.99%         18.29%          42.53%
     assets

                                               SELECTED FINANCIAL RATIOS
                              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001 and 2000

Weighted average yield/rate on:
                                                                    2003           2002           2001           2000
                                                                    ----           ----          ----             ----
Loans                                                               5.98%         6.52%          7.38%           7.19%
Investments and interest bearing cash balances                       .80%         1.36%          3.79%           6.35%
Deposits and short-term borrowings                                  2.26%         2.84%          3.70%           5.25%
Net interest spread                                                 2.81%         2.80%          2.31%           1.17%
Net interest margin                                                 3.29%         3.43%          3.58%           4.75%



                                               SELECTED OPERATIONAL DATA
                              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001 and 2000
                                     (dollars in thousands, except per share data)

                                                                  2003           2002           2001           2000
                                                                  ----           ----          ----             ----
Interest income                                            $       5,520   $     3,486   $      1,882   $         782
Interest expense                                                   1,937         1,367            760             203
Net interest income                                                3,583         2,119          1,122             579
Provision for credit losses                                          415           405            377              70
Net interest income after provision for credit                     3,168         1,714            745             509
     losses
Non-interest income                                                  626           479            187              15
Non-interest expenses                                              3,786         3,185          2,548           2,177
Income (loss) before income taxes                                      8          (992)        (1,616)         (1,653)
Income taxes                                                           -             -              -               -
Net income (loss)                                          $           8   $      (992)  $     (1,616)   $     (1,653)

PER COMMON SHARE
Basic net income (loss) per share                          $         .00   $      (.80)  $      (1.30)   $      (1.98)
Diluted net income (loss) per share                        $         .00   $      (.80)  $      (1.30)   $      (1.98)
Average shares outstanding (Basic)                             1,660,348     1,242,020      1,242,020         834,652
Average shares outstanding (Diluted)                           1,682,905     1,242,020      1,242,020         834,652


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of Bay National Corporation's financial condition and results of operations should be read in conjunction with Bay National Corporation's consolidated financial statements, the notes thereto and the other information included in this annual report.

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Parent") and its national bank subsidiary, Bay National Bank ("Bank"), (collectively the "Company"), as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001.

General

         The Parent was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of the Bank. The Bank commenced operations on May 12, 2000 after successfully meeting the conditions of the Office of the Comptroller of the Currency (the "OCC") to receive its charter authorizing it to commence operations as a national bank, and obtaining the approval of the Federal Deposit Insurance Corporation to insure its deposit accounts, and meeting certain other regulatory requirements.

         The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company's primary market areas are in the areas North of Baltimore and the areas surrounding Salisbury, Maryland, although the Company's business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit with an emphasis on meeting the borrowing needs of small businesses. The Company's target customers are small closely held businesses, business owners, professionals and high net worth individuals.

Overview

         The Company recorded its first annual profit of $7,581 for the year ended December 31, 2003. This is an improvement of $1,000,075 or 101% over a net loss of $992,494 for the year ended December 31, 2002. The Company reported a net loss of $1,615,879 for the year ended December 31, 2001. This significant improvement in results for the periods is due to the continued strong growth of the loan portfolio, which reached the levels necessary to generate sufficient net interest income to cover operating expenses. Monthly profitability was achieved in June 2003, followed by quarterly profits of $107,348 and $131,323 for the third and fourth quarters of 2003, respectively. Management expects continuous improvement in operating results as asset levels continue to grow. However, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, and the volatility of mortgage loan production, which is sensitive to economic and interest rate fluctuations.

         The losses for the years ended December 31, 2002, and 2001 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. The Company achieved profitability in its 37th month of operation. On average, start-up community banks do not achieve profitability during the first 24 to 36 months of operation.

         Total assets of the Company were $122,328,256 as of December 31, 2003, compared to total assets of $84,609,183 as of December 31, 2002. This represents growth of approximately $37.7 million or 44.6% since December 31, 2002. The growth in assets was funded by growth in deposits. Deposits at December 31, 2003 were $108,530,901 compared to deposits of $76,078,731 at December 31, 2002. Deposit growth resulted from the marketing efforts of officers and directors of the Bank, and the use of two Internet based listing services for certificates of deposit. Management has set the interest rates paid on deposits to be competitive in the market and has continued to increase marketing activities throughout the year.

         As of December 31, 2003, loans including loans held for sale (net of a $1,266,500 allowance for credit losses), totaled $101,049,300. This represents an increase of $31,004,039 or 44.3% from December 31, 2002. The composition of the loan portfolio as of December 31, 2003 was approximately $61.9 million of commercial loans (excluding real estate loans), $1.7 million of consumer loans, and $37.8 million of real estate loans excluding $923,825 of mortgage loans held for sale. The composition of the loan portfolio as of December 31, 2002 was approximately $42.6 million of commercial loans (excluding real estate loans), $4.0 million of consumer loans, and $21.5 million of real estate loans excluding $2.8 million of mortgage loans held for sale. Growth in the loan portfolio is a direct result of the marketing efforts of bank employees as well as members of the Board of Directors, and the Baltimore and Salisbury Advisory Boards. The mix of loans is consistent with the initial plans for the business.

         Funds not extended in loans are held in cash and due from banks, and various investments including federal funds sold and other overnight investments, United States Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled $19,515,869 as of December 31, 2003 compare to $13,056,906 as of December 31, 2002. Other than the investments in Federal Reserve Bank stock and Federal Home Loan Bank stock, totaling $481,090 and $355,840 at December 31, 2003 and 2002, respectively, all investments have maturities of 90 days or less. Management has made a decision to maintain liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio.

         Bay National Bank's mortgage division, based in Salisbury, Maryland, originates conventional first and second residential mortgage loans. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. The mortgage division has been a significant contributor to operating results since its inception in February 2001. For the years ended December 31, 2003, 2002, and 2001, gains on the sale of mortgage loans totaled $370,626, $334,815 and 120,570, respectively. The level of gains on the sale of mortgage loans has remained strong due to the ongoing low interest rate environment, combined with a strong housing market, creating an exceptional market for mortgage products. An increase in interest rates, or a slow down in the housing market, could negatively impact the Company's ability to maintain the same level of income associated with mortgage loan production.

         Total capital at December 31, 2003 was $12,066,500 as compared to $7,609,658 at December 31, 2002. The increase in capital is a result of positive operating results and the completion of a private offering with 620,690 shares issued and net proceeds after offering costs of $4,449,261. Management believes that this capital is adequate to support expected asset growth for at least the next 12 months.

Results of Operations

NET INTEREST INCOME / MARGINS

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold. Interest-bearing deposits and other short-term borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

         Interest income from loans and investments for the year ended December 31, 2003 was $5,520,068, compared to $3,486,302 and $1,881,987 for the years ended December 31, 2002 and 2001, respectively. The

58.34% increase over 2002, and the 193.31% increase over 2001, are directly related to the 76.08% increase in average interest earning assets from 2002, and the 247.64% increase in average interest earning assets from 2001. The increases in average earning assets were somewhat offset by declines in average yields due to a declining interest rate environment. The yields on these assets declined from 6.01% for the year ended December 31, 2001 to 5.64% for the year ended December 31, 2002 and to 5.07% for the year ended December 31, 2003.

         The percentage of average interest-earning assets represented by loans was 82.5%, 83.0% and 62.0% for the years ended December 31, 2003, 2002, and 2001, respectively. Stability in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in stability in average yields on interest-earning assets. However, loan yields have steadily declined as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 6.50% at December 31, 2000 to 1.75% at December 31, 2001, to 1.25% effective November 6, 2002, and finally to 1.00% effective June 25, 2003. For the year ended December 31, 2003, the average yield on the loan portfolio decreased to 5.98% from 6.52% for the year ended December 31, 2002. This decrease is due to the timing of the final two federal funds rate decreases, which impacted 2003 more significantly than 2002. The average yield on the loan portfolio for the year ended December 31, 2002 also decreased to 6.52% from 7.38% for the year ended December 31, 2001. In 2002, the rate environment was weak throughout the year; however, in 2001 the rate environment was initially strong but declined steadily throughout the year. As a result, in 2001 the Company received some benefit from the initial stronger rate environment.

        The average yield on the investment portfolio was 0.80% for the year ended December 31, 2003 as compared to 1.36% and 3.79% for the years ended December 31, 2002 and 2001, respectively. The declines in the average yields were a direct result of the Federal Reserve actions discussed above. The percentage of average interest-earning assets represented by investments was 17.5%, 17.0% and 38.0% for the years ended December 31, 2003, 2002, and 2001, respectively.

         Interest expense from deposits and short-term borrowings for the year ended December 31, 2003 was $1,936,726, compared to $1,367,502 and $759,938 for the years ended December 31, 2002 and 2001, respectively. The 41.63% increase over 2002, and the 154.85% increase over 2001 are directly related to the 78.17% increase in average interest-bearing liabilities from 2002, and the 317.21% increase in average interest-bearing liabilities from 2001. The increases in average interest-bearing liabilities were significantly offset by declines in average rates paid due to the declining interest rate environment. The average rates paid on these liabilities declined from 3.70% for the year ended December 31, 2001 to 2.84% for the year ended December 31, 2002 and to 2.26% for the year ended December 31, 2003.

         The following tables set forth, for the periods indicated, information regarding the average balances of interest-earning assets and interest-bearing liabilities, the amount of interest income and interest expense, and the resulting yields on average interest-earning assets and rates paid on average interest-bearing liabilities. Average balances are also provided for non-interest-earning assets and non-interest-bearing liabilities.


                                            Year Ended December 31, 2003

                                                                       Average         Interest        Yield/
                                                                       Balance         and fees        Rate
                                                                       -------         --------        -------
ASSETS
Loans                                                               $  89,721,871    $  5,367,997        5.98%
Investment securities                                                   1,833,052          37,317        2.04
Federal funds sold and other overnight investments                     17,238,474         114,754         .67
                                                                     -------------    ------------
         Total Earning Assets                                         108,793,397       5,520,068        5.07%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,090,526)
Cash and due from banks                                                   903,675
Premises and equipment, net                                               689,080
Accrued interest receivable and other assets                              396,583
                                                                     -------------
         Total Assets                                               $ 109,692,209
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  33,884,963         381,985        1.13%
Regular savings deposits                                                2,997,371          20,532         .69
Time deposits                                                          47,675,682       1,522,525        3.19
Short-term borrowings                                                   1,172,658          11,684        1.00
                                                                     -------------    ------------
         Total interest-bearing liabilities                            85,730,674       1,936,726        2.26%
                                                                                      ------------   ---------
         Net interest income and spread                                              $  3,583,342        2.81%
                                                                                      ============   =========
Non-interest-bearing demand deposits                                   13,158,325
Accrued expenses and other liabilities                                    386,732
Stockholders' equity                                                   10,416,478
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $ 109,692,209
                                                                     =============

Interest and fee income/earning assets                                       5.07%
Interest expense/earning assets                                              1.78
                                                                     -------------
Net interest margin                                                          3.29%
                                                                     =============

Return on Average Assets                                                       - %
                                                                     =============
Return on Average Equity                                                       - %
                                                                     =============
Average Equity to Average Assets                                             9.50%
                                                                     =============

                                            Year Ended December 31, 2002

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
ASSETS                                                                --------         ---------        -------
Loans                                                               $  51,267,330    $  3,342,790         6.52%
Investment securities                                                     796,439          25,949         3.26
Federal funds sold and other overnight investments                      9,724,297         117,563         1.21
                                                                     -------------    ------------
         Total Earning Assets                                          61,788,066       3,486,302         5.64%
                                                                                      ------------
Less: Allowance for credit losses                                        (607,823)
Cash and due from banks                                                   688,916
Premises and equipment, net                                               770,440
Accrued interest receivable and other assets                              287,930
                                                                     -------------
         Total Assets                                               $  62,927,529
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  22,882,007         495,510         2.17%
Regular savings deposits                                                2,530,480          30,352         1.20
Time deposits                                                          22,379,802         836,763         3.74
Short-term borrowings                                                     325,786           4,877         1.50
                                                                     -------------    ------------
         Total interest-bearing liabilities                            48,118,075       1,367,502         2.84%
                                                                                      ------------    ---------
         Net interest income and spread                                              $  2,118,800         2.80%
                                                                                      ============    =========
Non-interest-bearing demand deposits                                    6,512,685
Accrued expenses and other liabilities                                    226,776
Stockholders' equity                                                    8,069,993
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  62,927,529
                                                                     =============

Interest and fee income/earning assets                                       5.64 %
Interest expense/earning assets                                              2.21
                                                                     -------------
Net interest margin                                                          3.43 %
                                                                     =============

Return on Average Assets                                                    (1.58)%
                                                                     =============
Return on Average Equity                                                   (12.30)%
                                                                     =============
Average Equity to Average Assets                                            12.82 %
                                                                     =============

                                            Year Ended December 31, 2001

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
ASSETS                                                                 -------         --------         ------
Loans                                                               $  19,395,046    $  1,431,030         7.38%
Investment securities                                                     275,940          16,200         5.87
Federal funds sold and other overnight investments                     11,624,139         434,757         3.74
                                                                     -------------    ------------
         Total Earning Assets                                          31,295,125       1,881,987         6.01%
                                                                                      ------------
Less: Allowance for credit losses                                        (234,580)
Cash and due from banks                                                   769,649
Premises and equipment, net                                               889,748
Accrued interest receivable and other assets                              115,669
                                                                     -------------
         Total Assets                                               $  32,835,611
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  14,119,718         519,783         3.68%
Regular savings deposits                                                2,435,613          52,000         2.13
Time deposits                                                           3,993,259         188,155         4.71
                                                                     -------------    ------------
         Total interest-bearing liabilities                            20,548,590         759,938         3.70%
                                                                                      ------------    ---------
         Net interest income and spread                                              $  1,122,049         2.31%
                                                                                      ============    =========
Non-interest-bearing demand deposits                                    2,710,623
Accrued expenses and other liabilities                                    141,699
Stockholders' equity                                                    9,434,699
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  32,835,611
                                                                     =============

Interest and fee income/earning assets                                       6.01 %
Interest expense/earning assets                                              2.43
                                                                     -------------
Net interest margin                                                          3.58 %
                                                                     =============

Return on Average Assets                                                    (4.92)%
                                                                     =============
Return on Average Equity                                                   (17.13)%
                                                                     =============
Average Equity to Average Assets                                            28.73 %
                                                                     =============

RATE/VOLUME ANALYSIS

         A rate/volume analysis, which demonstrates changes in taxable-equivalent interest income and expense for significant assets and liabilities, appears below. The calculation of rate, volume and rate/volume variances is based on a procedure established for bank holding companies by the Securities and Exchange Commission. Rate, volume and rate/volume variances presented for each component may not total to the variances presented on totals of interest income and interest expense because of shifts from year to year in the relative mix of interest-earning assets and interest-bearing liabilities.

                                                                Year ended December 31,
                                         ----------------------------------------------------------------------
                                                                     2003 vs. 2002
                                                                  Due to variances in
                                            Total              Rates             Volumes          Rate/ Volume
                                         ----------------------------------------------------------------------
Interest earned on:
Loans                                   $   2,025,207     $     (275,501)   $      2,507,356     $    (206,648)
Investment Securities                          11,368             (9,735)             33,774           (12,671)
Federal funds sold and other
     overnight investments                     (2,809)           (52,830)             90,844           (40,823)
                                         -------------     --------------    -----------------    -------------
         Total interest income              2,033,766           (338,066)          2,631,974          (260,142)

Interest paid on:
Interest-bearing demand deposits             (113,525)          (237,561)            238,269          (114,233)
Regular savings deposits                       (9,820)           (13,018)              5,600            (2,402)
Time deposits                                 685,762           (122,063)            945,793          (137,968)
Short-term borrowings                           6,807             (1,631)             12,678            (4,240)
                                         -------------     --------------    -----------------    -------------
         Total interest expense               569,224           (374,273)          1,202,340          (258,843)
                                         -------------     --------------    -----------------    -------------

Net interest earned                     $   1,464,542     $       36,207    $      1,429,634     $      (1,299)
                                         =============     ==============    =================    =============



                                                                Year ended December 31,
                                         ----------------------------------------------------------------------
                                                                     2002 vs. 2001
                                                                  Due to variances in
                                            Total              Rates             Volumes          Rate/ Volume
                                         ----------------------------------------------------------------------
Interest earned on:
Loans                                   $   1,911,760     $     (183,119)   $      2,363,077     $    (268,198)
Investment Securities                           9,749             (7,210)             30,558           (13,599)
Federal funds sold and other
     overnight investments                   (317,194)          (294,226)            (71,056)           48,088
                                         -------------     --------------    -----------------    -------------
         Total interest income              1,604,315           (484,555)          2,322,579          (233,709)

Interest paid on:
Interest-bearing demand deposits              (24,273)          (214,020)            322,562          (132,815)
Regular savings deposits                      (21,648)           (22,786)              2,025              (887)
Time deposits                                 648,608            (38,850)            866,340          (178,882)
Short-term borrowings                           4,877            -                  -                    4,877
                                         -------------     --------------    -----------------    -------------
         Total interest expense               607,564           (275,656)          1,190,927          (307,707)
                                         -------------     --------------    -----------------    -------------

Net interest earned                     $     996,751     $     (208,899)   $      1,131,652     $      73,998
                                         =============     ==============    =================    =============


PROVISION FOR CREDIT LOSSES

         The provision for loan losses was $415,000 for the year ended December 31, 2003, as compared to $404,500 for the year ended December 31, 2002, and $377,000 for the year ended December 31, 2001. The provisions for each year were the direct result of growth in loan balances outstanding in all segments of the portfolio. For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled "Allowance for Credit Losses and Credit Risk Management."

NON-INTEREST INCOME

         Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the year ended December 31, 2003, the Company realized non-interest income in the amount of $625,263 as compared to $478,516 and $186,751 for the years ended December 31, 2002 and 2001, respectively. Gains on the sale of mortgage loans of $370,326 are the most significant element of non-interest income, comprising 59.23% of the total for the year ended December 31, 2003. This compares to gains on the sale of mortgage loans of $334,815 or 69.97% of total non-interest income for the year ended December 31, 2002, and $120,570 or 64.56% of total non-interest income for the year ended December 31, 2001. The level of gains on the sale of mortgage loans has remained strong due to the ongoing low interest rate environment, combined with a strong housing market, creating an exceptional market for mortgage products. An increase in interest rates, or a slow down in the housing market, could negatively impact the Company's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $212,787 for the year ended December 31, 2003, as compared to $105,766 and $26,630 for the years ended December 31, 2002 and 2001, respectively. The increases of 101.19% over 2002, and 699.05% over 2001 can be directly attributed to the growth in the Company's deposit portfolio, and to the fact that the Company introduced additional fee based commercial deposit products in 2002.

         The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, and risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

NON-INTEREST EXPENSE

         Non-interest expense for the year ended December 31, 2003, totaled $3,786,024 compared to $3,185,310, and $2,547,679 for the years ended December 31, 2002 and 2001, respectively. The increase of $600,714, or 18.86%, for the year included an increase in salaries and benefits of $301,722 related to staffing growth initiated to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. Occupancy expenses increased by $47,052, or 22.12%, for the year ended December 31, 2003 as compared to the same period in 2002. This increase was due to scheduled rent increases as well as a reduction in sublease income of approximately $17,000 due to expansion of the Company's corporate office into previously sublet space, and $8,400 of rental expense associated with new space obtained for the mortgage division. The $136,731, or 34.21%, increase in data processing and other outside services for the year ended December 31, 2003, as compared to the same period in 2002, is the result of increased courier expenses incurred to facilitate commercial deposit gathering with a limited branch presence, and increased data and item processing costs paid to external service providers. The data and item processing costs are volume driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The $36,435, or 20.96% increase in advertising and marketing related expenses for the year ended December 31, 2003 as compared to the same period in 2002 is related to increased efforts to enhance the visibility of the Bank and attract new customers. The increase of $41,792, or 16.80%, in other expenses relates to various costs associated with the increased size and complexity of the Company.

         Non-interest expense for the year ended December 31, 2002, totaled $3,185,310. This compares to non-interest expense for the comparable period in 2001 of $2,547,679. The increase of $637,631 or 25.03% for 2002 over 2001 resulted primarily from an increase in salaries and benefits of $405,386 related to staff growth to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. Advertising and marketing expense increased $45,806 or 35.77%, from

$128,048 to $173,854 for the year ended December 31, 2002 as compared to the same period in 2001. This was primarily the result of increased expenditures made to increase public awareness of the Company and its services, and to grow the Company's deposit and loan portfolios. Other expenses increased $66,768 or 36.68%, from $182,012 to $248,780 for the year ended December 31, 2002 as compared to the same period in 2001. This was primarily the result of increased operating expenses such as telephone, postage, and printing expenses of approximately $35,000 which have increased with the growing customer base, and increased insurance expense of approximately $12,000 related to rising prices for insurance coverage.

         The growth of the Company's customer base will continue to require additional staffing in order to service customers, and manage the business properly. Management believes that continued growth in the customer base can be accommodated without proportionate increases in these costs.

INCOME TAXES

         The Company has not incurred any income tax liability since its inception. At December 31, 2003, the Company had net operating loss carryforwards of approximately $3.9 million available to offset future taxable income. The carryforwards at December 31, 2003 will expire beginning in 2019.

Financial Condition
-------------------

COMPOSITION OF LOAN PORTFOLIO

         As of December 31, 2003 and 2002, the weighted average yields on the loan portfolio were 4.69% and 4.79% higher than the weighted average yields on the investment portfolio. This difference in yields makes it important for the Company to continue to increase the overall level of loans, as well as maintain a relatively high percentage of loans to total earning assets. Accomplishing this goal will ultimately result in maximizing net interest margin. As of December 31, 2003 and 2002, loans represented 83.22% and 81.09% of total earning assets, respectively.

         The following table sets forth the composition of the principal balances of Company's loan portfolio as of December 31, 2003 and 2002, respectively.

                                                             2003                           2002
                                                ----------------------------      ---------------------------
      Real Estate - Home Equity Line of
          Credit                               $    16,078,166        15.86%     $     9,960,943       14.63%
      Real Estate - Construction                     8,101,017         7.99            3,700,389        5.44
      Real Estate - Mortgage                        13,687,709        13.50            7,816,997       11.48
      Commercial                                    61,868,002        61.02           42,566,165       62.52
      Consumer                                       1,657,081         1.63            4,033,767        5.93
                                                ----------------------------      ---------------------------
               Total loans                     $   101,391,975       100.00%     $    68,078,261      100.00%
                                                ============================      ===========================

      The following table sets forth the maturity distribution for the Company's loan portfolio at December 31, 2003. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

                                                   Within one     One to three         Three to       Over five
                                                      year            years           five years        years
                                                  --------------  --------------   ---------------  --------------
      Real Estate - Home Equity Line of Credit   $   16,078,166  $            -   $             -  $            -
      Real Estate - Construction                      7,847,205         253,812                 -               -
      Real Estate - Mortgage                          5,961,947       2,470,451         4,952,866         302,445
      Commercial                                     47,423,616       7,484,216         5,952,870       1,007,300
      Consumer                                        1,443,891         120,838            92,352               -
                                                  --------------  --------------   ---------------  --------------
               Total                             $   78,754,825  $   10,329,317   $    10,998,088  $    1,309,745
                                                  ==============  ==============   ===============  ==============

      Fixed interest rate                        $    8,151,166  $   10,329,317   $    10,998,088  $    1,309,745
      Variable interest rate                         70,603,659               -                 -               -
                                                  --------------  --------------   ---------------  --------------
               Total                             $   78,754,825  $   10,329,317   $    10,998,088  $    1,309,745
                                                  ==============  ==============   ===============  ==============


         The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

         The Company's loan portfolio composition as of December 31, 2003 reflects a 69.63% concentration in variable rate loans. Fixed rate loans total $30,788,316 or 30.37% of the Company's loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and if rates were to fall, the interest earned would decline. See "-Liquidity and Interest Rate Sensitivity."

         The officers and directors of the Company have loans from the Bank of $4,672,104 at December 31, 2003. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT RISK MANAGEMENT

         Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The Company charges the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Bay National Corporation's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). The Company charges losses on loans against the allowance when it is believed that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

         Management uses a loan grading system where all loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for potential losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

         The reserve factors used are based on management's judgment as to appropriate reserve percentages for various categories of loans, and adjusting those values based on the following: historical losses in each category, historical and current delinquency in each category, underwriting standards in each category, comparison of losses and delinquencies to peer group performance and an assessment of the likely impact of economic and other external conditions on the performance of each category.

         A test of the adequacy of the allowance for loan losses is performed and reported to the Board of Directors on a monthly basis. Management uses the information available to make a determination with respect to the allowance for loan losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy, and new information that becomes available. However, there are no assurances that the allowance for loan losses will be sufficient to absorb losses on nonperforming assets, or that the allowance will be sufficient to cover losses on nonperforming assets in the future.

         The allowance for credit losses as of December 31, 2003 and December 31, 2002 was $1,266,500 and $851,500, respectively. The amount equates to 1.25% of outstanding loans, net of loans held for sale, as of December 31, 2003 and 2002. This percentage has remained consistent because no additional information has indicated that the overall level of reserves is inappropriate. Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The following table represents an analysis of the activity in the allowance for credit losses for the periods presented:

                                                                           2003            2002             2001
                                                                       -------------   -------------     -----------
             Balance at beginning of year                             $    851,500    $     447,000     $    70,000
             Provision for credit losses                                   415,000          404,500         377,000
             Loan charge-offs                                                    -               -                -
             Loan recoveries                                                     -               -                -
                                                                       -------------   -------------     -----------
             Net charge-offs                                                     -               -                -
                                                                       -------------   -------------     -----------
             Balance at end of year                                   $  1,266,500    $     851,500     $   447,000
                                                                       =============   =============     ===========

         There were no loans that were considered impaired under SFAS No. 114 as of December 31, 2003, 2002 and 2001 and for the years then ended.

         The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above, along with the percentage of total loans in each category as of December 31, 2003 and 2002.

                                        As of December 31, 2003
                                                                       Amount              Loan Mix
                                                                    --------------       -------------
Real Estate - Home Equity Line of Credit                         $         80,370               15.86%
Real Estate - Construction                                                 86,252                7.99
Real Estate - Mortgage                                                    133,109               13.50
Commercial                                                                954,623               61.02
Consumer                                                                   10,324                1.63
Nonspecific                                                                 1,822                   -
                                                                    --------------       -------------
         Total Allowance                                         $      1,266,500              100.00%
                                                                    ==============       =============


                                        As of December 31, 2002
                                                                       Amount              Loan Mix
                                                                    --------------       -------------
Real Estate - Home Equity Line of Credit                         $         52,720               14.63%
Real Estate - Construction                                                 33,961                5.44
Real Estate - Mortgage                                                     84,548               11.48
Commercial                                                                626,699               62.52
Consumer                                                                   26,256                5.93
Nonspecific                                                                27,316                   -
                                                                    --------------       -------------
         Total Allowance                                         $        851,500              100.00%
                                                                    ==============       =============


         The specifically allocated portion of the allowance for credit losses increased in 2003. This occurred because the Company maintained an overall reserve level of 1.25% while the underlying portfolio experienced a moderate shift in the mix of loans by risk grade. The shift in the mix of loans by risk grade is a normal result of the addition of new loans, the decrease in balances of more mature loans, and the ongoing reassessment of all loans.

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

          Management performs reviews of all delinquent loans. Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on non-accrual loans only when received. As of December 31, 2003 the Company had one loan with a balance of $4,087 classified as a non-accrual loan. This loan was subsequently charged off in January 2004. As of December 31, 2002, the Company did not have any non-accrual loans.

         Any property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. Upon foreclosure, the Company generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis with external inspections on at least a quarterly basis. As of December 31, 2003, and December 31, 2002, the Company held no real estate acquired as a result of foreclosure.

         The Company applies the provisions of Statements of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statements of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. The Company considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. Impaired loans will be written off when collection of the loan is doubtful.

         Other than the one non-accrual loan discussed above, the Company had no impaired loans as of December 31, 2003 or December 31, 2002.

INVESTMENT PORTFOLIO

         The Company has chosen to invest its available funds primarily in federal funds sold and other overnight investments. As a result, investment securities as of December 31, 2003, consist of $312,690 of Federal Reserve Bank stock, $168,400 of Federal Home Loan Bank stock, and $1,547,798 of U.S. Treasury securities which mature within 3 months. Investment securities for the year ended December 31, 2002, consisted only of $275,940 of Federal Reserve Bank stock, $79,900 of Federal Home Loan Bank stock, and $948,361 of U.S. Treasury securities which matured within 3 months. Management has made the decision to maintain its available funds in highly liquid assets because it desires to ensure that funds are readily available to fund the growth of the loan portfolio, and because the yields available on other longer-term securities are not substantially better than those currently being earned on short-term investments. Management believes that this strategy will allow the Company to maximize interest margins while maintaining appropriate levels of liquidity to fund loan growth.

SOURCES OF FUNDS

         Deposits, short-term borrowings in the form of repurchase agreements, and capital are the only current source of funds utilized by the Company for lending and investment activities, and other general business purposes.

         The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit.

         The following table sets forth the composition of the Company's deposits as of December 31, 2003 and December 31, 2002:


                                                                 2003                           2002
                                                                 ----                           ----
      Demand Deposits                           $     36,345,970       33.49%     $    25,154,309         33.06%
      Savings                                          3,202,587        2.95            2,632,826          3.46
      Money Market and sweep                          18,554,644       17.10           14,197,030         18.66
      Certificates of deposit                         50,427,700       46.46           34,094,566         44.82
                                                 ----------------------------      --------------- -------------
               Total deposits                   $    108,530,901      100.00%     $    76,078,731        100.00%
                                                 ============================      =============== =============

         The mix of deposits has remained relatively steady from year to year. The slight increase in the percentage of deposits represented by certificates of deposit is due to depositors seeking the best available return in the prevailing low interest rate environment.

         The following table sets forth the maturity distribution for the Company's deposits at December 31, 2003. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

                                                  Within one     One to three         Three to        Over five
                                                     year            years           five years         years
                                                 --------------  ---------------  ----------------  --------------
      Demand deposits                           $   36,345,970  $             -  $              -  $             -
      Savings                                        3,202,587                -                 -                -
      Money Market and sweep                        18,554,644                -                 -                -
      Certificates of deposit                       26,671,172        8,679,932        15,076,596                -
                                                 --------------  ---------------  ----------------  --------------
               Total                            $   84,774,373  $     8,679,932  $     15,076,596  $             -
                                                 ==============  ===============  ================  ==============

          Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31, 2003 are as follows:


      Three months or less                                                                         $     4,258,011
      Over three months through six months                                                               3,069,247
      Over six months through twelve months                                                              2,897,570
      Over twelve months                                                                                 5,226,650
                                                                                                      ------------
           Total                                                                                   $    15,451,478
                                                                                                      ============

         The market in which the Company operates is very competitive, and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions, and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of December 31, 2003, the Company had outstanding certificates of deposit of approximately $25 million that were obtained through the listing of certificate of deposit rates on two Internet based listing services. These certificates of deposit were issued with an average yield of 2.75% and an average term of 27.4 months. Included in the $25 million of Internet originated certificates of deposit is $790,157 that has been classified as "Brokered Deposits" for bank regulatory purposes. These "Brokered Deposits" were issued in average amounts of approximately $99,000 with an average yield of 3.81% and an average term of 30.6 months. As of December 31, 2002, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet based listing services was approximately $15.9 million, of which $4.0 million were classified as "Brokered Deposits." The Company has never paid broker fees for deposits and has not accepted any new "Brokered Deposits" since August 2002.

INTEREST RATE SENSITIVITY

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

         The measurement of the Company's interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. The interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments, and instruments which are approaching maturity.

         The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2003, which are expected to mature or reprice in each of the time periods shown:

                                                                            Maturity or repricing within
                                                   Percent
                                                      of          0 to 3       4 to 12         1 to 5      Over 5
                                        Amount       Total         Months       Months          Years       Years
                                       ---------    --------      ----------   ---------       --------    --------
  Interest-earning assets
        Federal   funds  sold  and
           other overnight
           investments             $  17,486,981       14.35%  $  17,486,981  $          -   $           -  $          -
        Loans held for sale              923,825         .76         923,825             -               -             -
        Investment securities
           available for sale          1,547,798        1.27       1,547,798             -               -             -
        Loans - Variable rate         70,603,659       57.95      70,603,659             -               -             -
        Loans - Fixed rate            30,788,316       25.27       2,354,630     5,796,536      21,327,405      1,309,745
        Other earning assets             481,090         .40               -             -               -        481,090
                                       ---------    --------      ----------    ---------       ----------  ------------
         Total interest-earning
            assets                 $ 121,831,669      100.00%  $  92,916,893  $  5,796,536   $  21,327,405  $   1,790,835
                                       =========    ========      ==========    =========      ==========   ============

  Interest-bearing liabilities
     Deposits - Variable rate      $  43,825,292       45.90%  $  43,825,292  $          -   $           -  $           -
     Deposits - Fixed rate            50,427,700       52.82       9,734,933    16,936,239      23,756,528              -
     Short-term borrowings             1,222,000        1.28       1,222,000             -               -              -
                                       ---------    --------      ----------    ---------       ----------  ------------
        Total interest-bearing
           liabilities             $  95,474,992      100.00%  $  54,782,225  $ 16,936,239   $  23,756,528  $           -
                                       =========    ========      ==========    =========      ==========   ============

  Periodic repricing differences
     Periodic gap                                              $  38,134,668  $(11,139,703)  $  (2,429,123)     1,790,835
                                                                  ==========    ==========       ==========  ============
     Cumulative gap                                            $  38,134,668  $ 26,994,965   $  24,565,842  $  26,356,677
                                                                  ==========   ===========       ==========  ============

  Ratio of rate  sensitive  assets
      to  rate sensitive  liabilities                                 169.61%        34.23%          89.78%           N/A




         The Company has 72.30% of its interest-earning assets, and 47.18% of its interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $26,994,965 in the categories of items maturing or repricing within 12 months comprises the majority of the overall gap. This gap is generally reflective of the Company's emphasis on originating variable rate loans, and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Management will constantly monitor and manage the structure of the Company's balance sheet, control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate loans and short-term fixed rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed rate loans and/or investments when, in management's judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposit maturity difficult.

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

LIQUIDITY

         The Company's overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the liquidity position daily.

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of December 31, 2003, the Company had $573,124 in cash and due from banks, and $17,486,981 in federal funds sold and other overnight investments. As of December 31, 2002, the Company had $363,031 in cash and due from banks, and $11,752,705 in federal funds sold and other overnight investments. The increase in the overall level of liquid assets is the result of an ongoing effort by management to maintain adequate liquidity to fund loan growth and declines in deposit levels. Growth in the Company's loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

         During the first quarter of 2004, the Company received commitments for a total of $4.0 million of borrowing availability under unsecured Federal funds lines of credit with two separate financial institutions. The credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. The Company can also sell or pledge investment securities to create additional liquidity. From time to time the Company may sell or participate out loans to create additional liquidity as required.

         The Company has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. The Company will choose to retain maturing certificates of deposit, when necessary, by offering competitive rates. Management is not aware of any demands, trends, commitments, or events that would result in the Company's inability to meet anticipated or unexpected liquidity needs.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND
OFF-BALANCE SHEET ARRANGEMENTS

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit. In addition, the Company also has operating lease obligations and purchase commitments. The Company uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.

         Outstanding loan commitments and lines and letters of credit at December 31 of 2003 and 2002 are as follows:

                                                                                       2003                2002
                                                                                       ----                ----
             Loan commitments                                                     $   11,458,333      $   2,421,928
             Unused lines of credit                                                   32,234,145         19,989,764
             Letters of credit                                                         2,167,501            733,278

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have interest rates fixed at current market amounts, fixed expiration dates or other termination clauses and may require payment of a fee. Unused lines of credit represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. The Company is not aware of any loss it would incur by funding its committments or lines of credit.

         Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the customer is the contract amount of the committment.

         In general, loan commitments, lines of credit and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer's credit-worthiness and the collateral required is evaluated on a case-by-case basis.

         The increase in the overall level of loan commitments and unused lines of credit as of December 31, 2003 as compared to loan commitments and unused lines of credit as of December 31, 2002, is a direct result of the same marketing activities that resulted in the 44.3% increase in outstanding loans.

         The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

         The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.


                                                  Within one     One to three         Three to        Over five
                                                     year            years           five years         years
                                                 --------------  ---------------  ----------------  --------------
      Deposits without a
       stated maturity(a)                       $   58,103,526  $      -         $       -         $      -
      Certificates of deposit (a)                   26,801,697        8,879,932        15,076,596         -
      Short-term borrowings                          1,222,000         -                 -                -
      Operating leases                                 189,579           37,809          -                -
      Purchase obligations                             288,321         -                 -                -
                                                 --------------  ---------------  ----------------  --------------
               Total                            $   86,605,123  $     8,917,741  $     15,076,596  $      -
                                                 ==============  ===============  ================  ==============

(a) Includes accrued interest payable.

        The Company's operating lease obligations represent short and long-term lease and rental payments for facilities. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts, and accounts payable for goods and services received through December 31, 2003.

CAPITAL RESOURCES

         The Company had stockholders' equity at December 31, 2003 of $12,066,500 as compared to $7,609,658 at December 31, 2002. The increase in capital is a result of the positive operating results and completion of a private offering with 620,690 shares issued and net proceeds after offering costs of $4,449,261. The Company has declared no cash dividends since its inception.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2003.

         Management and the Board of Directors regularly monitor capital levels, and proactively evaluate various alternatives for raising capital in advance of the actual need. See "Item 5 Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

         The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2003, and 2002. For a discussion of these capital requirements, see "Item 1 Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines."


                                                   December 31, 2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                      -----------------------------------------------------------------------------------
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
Total Capital (to Risk Weighted       -----------------------------------------------------------------------------------
    Assets):                          $  11,729,127    10.16  %  $  9,238,000        8.00  %  $  11,547,000      10.00  %
Tier I Capital (to Risk Weighted
    Assets):                             10,462,627     9.06  %     4,619,000        4.00  %      6,928,000       6.00  %
Tier I Capital (to Average Assets):      10,462,627     8.93  %     3,516,000        3.00  %      5,860,000       5.00  %


                                                   December 31, 2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                      -----------------------------------------------------------------------------------
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                      -----------------------------------------------------------------------------------
Total Capital (to Risk Weighted
    Assets):                          $  7,808,473     10.21  %  $  6,120,000        8.00  %  $  7,650,000      10.00  %
Tier I Capital (to Risk Weighted
    Assets):                             6,956,973      9.09  %     3,060,000        4.00  %     4,590,000       6.00  %
Tier I Capital (to Average Assets):      6,956,973      9.13  %     2,286,000        3.00  %     3,810,000       5.00  %



Impact Of Inflation And Changing Prices
---------------------------------------

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

Application Of Critical Accounting Policies
--------------------------------------------

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

        The allowance for credit losses represents management's best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors; prior loss experience of the Company and peer institutions, current economic conditions, review of the ongoing financial conditions of borrowers, and the views of the Company's regulators and the firm that conducts an annual independent loan review. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments. The loan portfolio also represents the largest asset type on the consolidated balance sheets.

         The Company uses a loan grading system where loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading is applied to the loan balance to reserve for losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral and the financial condition of the borrower, and in establishing allowance percentages and risk ratings. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

         Changes in allowance factors or in management's interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management's perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan and lease losses, see the "Provision for Credit Losses and Credit Risk Management" section of this financial review.

Recent Accounting Pronouncements And Developments
--------------------------------------------------

        Note 1 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

Risk Management
---------------

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

Item 7.  Financial Statements

         The following consolidated financial statements are filed with this report:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2003 and 2002

         Consolidated Statements of Operations - For the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Changes in Stockholders' Equity - For the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows - For the year ended December 31, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Audit Committee of the
Board of Directors and Stockholders
Bay National Corporation

           We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
January 16, 2004


                            BAY NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           December 31, 2003 and 2002

                                                                                     2003                  2002
                                                                                ----------------      ---------------
ASSETS
     Cash and due from banks                                                  $         573,124      $       363,031
     Federal funds sold and other overnight investments                              17,486,981           11,752,705
     Loans held for sale                                                                923,825            2,818,500
     Investment securities available for sale (AFS) - at fair value                   1,547,798              948,361
     Other equity securities                                                            481,090              355,840
     Loans, net of unearned fees                                                    101,391,975           68,078,261
         Less: Allowance for credit losses                                           (1,266,500)            (851,500)
                                                                                ----------------      ---------------
              Loans, net                                                            100,125,475           67,226,761
     Premises and equipment, net                                                        637,612              709,203
     Accrued interest receivable and other assets                                       552,351              434,782
                                                                                ----------------      ---------------

              Total Assets                                                    $     122,328,256      $    84,609,183
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $      14,277,909      $    10,834,350
     Interest-bearing deposits                                                       94,252,992           65,244,381
                                                                                ----------------      ---------------
         Total deposits                                                             108,530,901           76,078,731

     Short-term borrowings                                                            1,222,000              507,000
     Accrued expenses and other liabilities                                             508,855              413,794
                                                                                ----------------      ---------------

              Total Liabilities                                                     110,261,756           76,999,525
                                                                                ----------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,862,710 and 1,242,020 issued and
         outstanding as of December 31, 2003 and 2002, respectively:                     18,627               12,420
     Additional paid in capital                                                      16,850,834           12,407,780
     Accumulated deficit                                                             (4,802,961)          (4,810,542)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                             12,066,500            7,609,658
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $     122,328,256      $    84,609,183
                                                                                ================      ===============


                             See accompanying notes to consolidated financial statements.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
              For the years ended December 31, 2003, 2002 and 2001

                                                                         2003             2002              2001
                                                                     -------------    -------------     -------------

INTEREST INCOME:
   Interest and fees on loans                                      $    5,367,997    $   3,342,790     $   1,431,030
   Interest on federal funds sold and other overnight
        Investments                                                       114,754          117,563           434,757
   Taxable interest and dividends on investment securities                 37,317           25,949            16,200
                                                                     -------------    -------------     -------------
     Total interest income                                              5,520,068        3,486,302         1,881,987
                                                                     -------------    -------------     -------------

INTEREST EXPENSE:
   Interest on deposits                                                 1,925,042        1,362,625           759,938
   Interest on short-term borrowings                                       11,684            4,877           -
                                                                     -------------    -------------     -------------
     Total interest expense                                             1,936,726        1,367,502           759,938
                                                                     -------------    -------------     -------------

Net interest income                                                     3,583,342        2,118,800         1,122,049

Provision for credit losses                                               415,000          404,500           377,000
                                                                     -------------    -------------     -------------

Net interest income after provision for credit losses                   3,168,342        1,714,300           745,049
                                                                     -------------    -------------     -------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                    212,787          105,766            26,630
   Gain on sale of mortgage loans                                         370,326          334,815           120,570
   Other income                                                            42,150           37,935            39,551
                                                                     -------------    -------------     -------------
     Total non-interest income                                            625,263          478,516           186,751
                                                                     -------------    -------------     -------------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                       2,115,351        1,813,629         1,408,243
   Occupancy expenses                                                     259,719          212,667           191,848
   Furniture and equipment expenses                                       215,254          192,900           175,376
   Legal and professional fees                                            158,406          143,778           129,588
   Data processing and other outside services                             536,433          399,702           332,564
   Advertising and marketing related expenses                             210,289          173,854           128,048
   Other expenses                                                         290,572          248,780           182,012
                                                                     -------------    -------------     -------------
     Total non-interest expenses                                        3,786,024        3,185,310         2,547,679
                                                                     -------------    -------------     -------------

Income (Loss) before income taxes                                           7,581         (992,494)       (1,615,879)
Income tax (expense) benefit                                                   -                -                 -
                                                                     -------------    -------------     -------------
Net Income (Loss)                                                  $        7,581    $    (992,494)    $  (1,615,879)
                                                                     =============    =============     =============


Per Share Data:
   Net Income (Loss) (Basic)                                       $          .00    $        (.80)    $       (1.30)
   Net Income (Loss) (Diluted)                                     $          .00    $        (.80)    $       (1.30)
   Average Shares Outstanding (Basic)                                   1,660,348        1,242,020         1,242,020
   Average Shares Outstanding (Diluted)                                 1,682,905        1,242,020         1,242,020


                             See accompanying notes to consolidated financial statements.

                                                                 BAY NATIONAL CORPORATION
                                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 ----------------------------------------------------------
                                                    For the years ended December 31, 2003, 2002 and 2001



                                                            Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit            Total
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2000           $      12,420     $   12,407,780    $     (2,202,169)    $  10,218,031

Net Loss                                      -                  -                (1,615,879)       (1,615,879)
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2001                  12,420         12,407,780          (3,818,048)        8,602,152

Net Loss                                      -                  -                  (992,494)         (992,494)
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2002                  12,420         12,407,780          (4,810,542)        7,609,658

Issuance of Common Stock                        6,207          4,443,054            -                4,449,261

Net Income                                    -                  -                     7,581             7,581
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2003           $      18,627     $   16,850,834    $     (4,802,961)    $  12,066,500
                                         =============     ==============    =================    =============





                          See accompanying notes to consolidated financial statements.


                                                BAY NATIONAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        -------------------------------------
                                 For the years ended December 31, 2003, 2002 and 2001


                                                                  2003                2002                2001
                                                              --------------     ---------------     ---------------
Cash Flows From Operating Activities:
   Net Income (Loss)                                         $        7,581     $      (992,494)    $    (1,615,879)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation                                                 189,858             189,872             179,736
       Amortization of investment (discounts) premiums, net         (14,804)             (7,648)           -
       Provision for credit losses                                  415,000             404,500             377,000
       Gain on sale of loans                                       (370,326)           (334,815)           (120,570)
       Origination of loans held for sale                       (35,629,285)        (32,594,732)        (13,710,790)
       Proceeds from sale of loans                               37,894,286          30,793,047          13,149,360
       Net increase in accrued interest
              receivable and other assets                          (117,569)           (166,517)           (184,720)
       Net (decrease) increase in accrued
                 expenses and other liabilities                      95,061             129,247             133,393
                                                              --------------     ---------------     ---------------
            Net cash provided (used) by operating
                activities                                       2,469,802           (2,579,540)         (1,792,470)
                                                              --------------     ---------------     ---------------

Cash Flows From Investing Activities:
   Purchases of investment securities                            (6,284,633)         (2,440,713)           -
   Maturities of investment securities                            5,700,000           1,500,000            -
   Purchase of Federal Reserve Bank stock                           (36,750)           -                   -
   Purchase of Federal Home Loan Bank of Atlanta
     stock                                                          (88,500)            (79,900)           -
   Net increase in loans                                        (33,313,714)        (32,216,206)        (30,213,734)
   Expenditures for premises and equipment                         (118,267)            (68,449)            (70,858)
                                                              --------------     ---------------     ---------------
            Net cash used by investing activities               (34,141,864)        (33,305,268)        (30,284,592)
                                                              --------------     ---------------     ---------------

Cash Flows From Financing Activities:
   Net increase in deposits                                      32,452,170          37,939,604          24,482,487
   Net increase in short-term borrowings                            715,000             507,000            -
   Issuance of common stock                                       4,449,261            -                   -
                                                              --------------     ---------------     ---------------
            Net cash provided by financing activities            37,616,431          38,446,604          24,482,487
                                                              --------------     ---------------     ---------------

Net increase (decrease) in cash and cash equivalents              5,944,369           2,561,796          (7,594,575)
Cash and cash equivalents at beginning of year                   12,115,736           9,553,940          17,148,515
                                                              --------------     ---------------     ---------------

Cash and cash equivalents at end of period                   $   18,060,105     $    12,115,736     $     9,553,940
                                                              ==============     ===============     ===============

Cash paid for:
   Interest                                                  $    1,926,169     $     1,296,200     $       731,603
                                                              ==============     ===============     ===============
   Income taxes                                              $            -     $      -            $      -
                                                              ==============     ===============     ===============


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

         Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2003.

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

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         Investments Available-for-Sale and Other Equity Securities
         ----------------------------------------------------------

         Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

         Other equity securities represent Federal Reserve Bank and Federal Home Loan Bank of Atlanta stock, which are considered restricted as to marketability.

         Loans Held for Sale
         -------------------

         The Company engages in sales of residential mortgage loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of non-interest income in the accompanying consolidated statements of operations. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2003 or December 31, 2002.

         Loans
         -----

         Loans are stated at the principal amount outstanding net of any deferred fees and direct costs. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Fees charged and costs capitalized for originating certain loans are being amortized on the interest method over the term of the loan.

         Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


measure impairment based on a loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrowers ability to make payments or the collateral is not sufficient, payments received are accounted for as a reduction in principal.

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

         The allowance for loan losses represents an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The Company uses a loan grading system where loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading is applied to the loan balance to reserve for losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio, and involves consideration of a number of factors to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.

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

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

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

         Transfers of Financial Assets
         -----------------------------

         Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when; (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31:

                                                                                          2002           2001
                                                                                       -----------     ---------
           Dividend yield                                                                   -             -
           Expected volatility                                                               20.00 %      20.00  %
           Risk-free interest rate                                                            4.17 %       5.23  %
           Expected lives (in years)                                                             8            8

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         No compensation expenses related to the Company's stock option plans was recorded during the years ended December 31, 2003, 2002 and 2001. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ending December 31:


                                                                         2003            2002            2001
Net income (loss), as reported                                      $       7,581    $   (992,494)   $ (1,615,879)

 Less pro forma stock-based compensation expense determined
   under the fair value method, net of related tax effects                (84,163)        (15,445)         -
                                                                     -------------    ------------    ------------
 Pro forma net loss                                                 $     (76,582)   $ (1,007,939)   $ (1,615,879)
                                                                     =============    ============    ============

 Net income (loss) per share:
   Basic - as reported                                              $         .00    $       (.80)   $      (1.30)
   Diluted - as reported                                                      .00            (.80)          (1.30)
   Basic and Diluted - pro forma                                    $        (.05)   $       (.81)   $      (1.30)


         Advertising Costs
         -----------------

         Advertising costs are generally expensed as incurred.

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

         Earnings Per Share
         ------------------

         Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. For the year ended December 31, 2003 there were 56,250 shares excluded from the diluted net income per share computation because the exercise price exceeded the average market price and therefore, their effect would be anti-dilutive.

           The Company's common stock equivalents were not considered in the computation of diluted earnings per share for the years ended December 31, 2002 and 2001 because the result would have been anti-dilutive.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         New Accounting Standards
         ------------------------

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. The Company has no significant variable interests in any entities which would require disclosure or consolidation.

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

2.       INVESTMENT SECURITIES

         Investments available-for-sale
         ------------------------------

         The amortized cost and estimated fair values of investments available-for-sale at December 31, 2003 are as follows:

                                                                     Gross
                                                   Amortized       Unrealized     Gross Unrealized    Estimated
                                                     Cost            Gains             Losses        Fair Value
                                                 --------------  ---------------  ----------------  --------------
      U.S. Treasury securities                  $    1,547,798  $      -         $       -         $    1,547,798
                                                 --------------  ---------------  ----------------  --------------
         Total investments available-for-sale   $    1,547,798  $      -         $       -         $    1,547,798
                                                 ==============  ===============  ================  ==============

         The amortized cost and estimated fair values of investments available-for-sale at December 31, 2003 by contractual maturity are shown below.

                                                                                      Amortized       Estimated
                                                                                         Cost          Fair Value
                                                                                  ----------------  --------------
      Due in one year or less                                                    $      1,547,798  $    1,547,798
                                                                                  ----------------  --------------
         Total investments available-for-sale                                    $      1,547,798  $    1,547,798
                                                                                  ================  ==============

         The amortized cost and estimated fair values of investments available-for-sale at December 31, 2002 were as follows:

                                                                     Gross              Gross
                                                   Amortized      Unrealized         Unrealized       Estimated
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
                                                 ==============  ===============  ================  ==============


        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2002 by contractual maturity are shown below.

                                                                                                      Estimated
                                                                                   Amortized Cost    Fair Value
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
                                                                                  ================  ==============


        There were no sales of investments available-for-sale during 2003, 2002 or 2001.

        At December 31, 2003 and 2002 investments available-for-sale with a carrying value of $1,222,000 and $507,000, respectively, were pledged as collateral for certain short-term borrowings.

        Other equity securities
        -----------------------

        At December 31 the Company's investment in other equity securities consisted of:

                                                                                    2003              2002
                                                                              ----------------   ---------------
              Federal Reserve Bank stock                                     $        312,690   $       275,940
              Federal Home Loan Bank stock                                            168,400            79,900
                                                                              ----------------   ---------------
                   Total investments in other equity securities              $        481,090   $       355,840
                                                                              ================   ===============

3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

         Major loan categories at December 31 are presented below:

                                                                        2003                 2002
Real Estate - Home Equity Line of Credit                         $     16,078,166     $     9,960,943
Real Estate - Construction                                              8,101,017           3,700,389
Real Estate - Mortgage                                                 13,687,709           7,816,997
Commercial                                                             61,868,002          42,566,165
Consumer                                                                1,657,081           4,033,767
                                                                    --------------       -------------
     Total Loans                                                      101,391,975          68,078,261
Less: Allowance for credit losses                                      (1,266,500)           (851,500)
                                                                    --------------       -------------
     Net Loans                                                   $    100,125,475     $    67,226,761
                                                                    ==============       =============

         Activity in the allowance for credit losses for the year ended December 31, 2003, 2002 and 2001 is shown below:

                                                                           2003            2002             2001
             Balance at beginning of year                             $    851,500    $     447,000     $    70,000
             Provision for credit losses                                   415,000          404,500         377,000
             Loan charge-offs                                               -               -                -
             Loan recoveries                                                -               -                -
                                                                       -------------   -------------     -----------
             Net charge-offs                                                -               -                -
                                                                       -------------   -------------     -----------
             Balance at end of year                                   $  1,266,500    $     851,500     $   447,000
                                                                       =============   =============     ===========

         There were no loans that were considered impaired under SFAS No. 114 as of December 31, 2003, 2002 and 2001 and for the years then ended.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements



4.   PREMISES AND EQUIPMENT

         Premises and equipment at December 31 include the following:

                                                                                          2003              2002
                                                                                   ---------------    ---------------
             Furniture and equipment                                               $       389,594    $       348,982
             Computer hardware and software                                                582,703            540,654
             Leasehold improvements                                                        329,580            293,974
                                                                                   ---------------    ---------------
                                                                                         1,301,877          1,183,610
                Less accumulated depreciation                                             (664,265)          (474,407)
                                                                                   ---------------    ---------------

                  Net premises and equipment                                       $       637,612    $       709,203
                                                                                   ===============    ===============

         The Company rents office space in three locations under four non-cancelable lease arrangements accounted for as operating leases. The initial lease periods are from one to five years and provide for one or more one to five-year renewal options. The two leases for the Baltimore location provide for percentage annual rent escalations. One of the leases for the Salisbury location requires that the lessee pay certain operating expenses applicable to the leased space.

         Rent expense applicable to operating leases for the periods ended December 31, was as follows:

                                                                            2003            2002             2001
                                                                       -------------   -------------     -----------
             Minimum rentals                                          $    202,720    $     187,760     $   181,021
             Less: Sublease rentals                                        (23,843)         (40,784)        (39,215)
                                                                       -------------   -------------     -----------
                Net rent expense                                      $    178,877    $     146,976     $   141,806
                                                                       =============   =============     ===========


         At December 31, 2003, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

             Years ending December 31:
                      2004                                                                            $     189,579
                      2005                                                                                   37,809
                      2006                                                                                   -
                      2007                                                                                   -
                      2008                                                                                   -
                                                                                                        ------------
                      Total minimum lease payments                                                    $     227,388
                                                                                                        ============

         Total minimum future rental payments have not been reduced by $26,424 of sublease rentals expected to be received in 2004 and 2005 under a non-cancelable sublease expiring in March 2005.

5.    DEPOSITS

         Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

                                                                               2003             2002
                                                                           -------------    -------------
Three months or less                                                    $      4,258,011 $     2,412,699
Over three months through six months                                           3,069,247       1,746,820
Over six months through twelve months                                          2,897,570       2,512,425
Over twelve months                                                             5,226,650       4,726,376
                                                                           -------------    -------------
     Total                                                              $     15,451,478 $    11,398,320
                                                                           =============    =============


         Interest expense on deposits for the year ended December 31 is as follows:

                                                                          2003            2002             2001
              Interest-bearing transaction                          $     206,695    $      141,073   $       8,753
              Savings and money market                                    195,822           384,789         563,030
              Time, $100,000 or more                                      444,882           281,304          82,990
              Other time                                                1,077,643           555,459         105,165
                                                                     --------------   --------------   -------------
                  Total interest on deposits                        $   1,925,042    $    1,362,625   $     759,938
                                                                     ==============   ==============   =============

6. SHORT-TERM BORROWINGS

         Information relating to short-term borrowings as of December 31, 2003 and 2002 is as follows:

                                                              2003                             2002
                                                 -------------------------------  --------------------------------
                                                    Amount            Rate             Amount           Rate
      As of year end                            $    1,222,000            .50%   $        507,000            1.00%

      Average for the year                      $    1,172,658           1.00%   $        325,786            1.50%

      Maximum month end balance                 $    1,550,000                   $        724,035


         The Company had no short-term borrowings during the year ended December 31, 2001.

         The Company pledges U.S. Government Treasury Securities, based upon their market values, as collateral for 100% of the principal and accrued interest of its short-term borrowings.

         In the first quarter of 2004, the Company received commitments for a total of $4.0 million of borrowing availability under unsecured federal funds lines of credit with two separate financial institutions. These borrowing facilities will be used, as necessary, to supplement short-term liquidity needs.

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

8.   OPTIONS AND WARRANTS

         On August 31, 1999, the Board of Directors of the Company authorized the issuance on September 10, 1999, to each stockholder of record of the Company on August 31, 1999, a warrant to purchase one share of common stock at $10 per share for every two shares that the stockholder purchased in the organizational offering. As a result, the Company issued warrants to purchase 56,250 shares. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants became exercisable on April 30, 2001 and are exercisable in whole or in part until November 16, 2004. No warrants have been exercised as of December 31, 2003.

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

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         The following is a summary of changes in shares under options for the years ended December 31, 2003, 2002 and 2001:

                                                                                                       Weighted
                                                                                                        Average
                                                                                    Number of          Exercise
                                                                                     Shares              Price
                                                                                   ------------      --------------
         Balance, January 1, 2001                                                       -         $        -
               Granted                                                                 141,533                7.58
               Cancelled                                                                -                  -
               Exercised                                                                -                  -
                                                                                   ------------       -------------
         Balance, December 31, 2001                                                    141,533                7.58
              Granted                                                                   16,815                8.37
              Cancelled                                                                 (9,523)               7.58
              Exercised                                                                 -                  -
                                                                                   ------------      --------------
         Balance, December 31, 2002                                                    148,825                7.67
              Granted                                                                   -                  -
              Cancelled                                                                   (919)               7.58
              Exercised                                                                 -                  -
                                                                                   ------------      --------------
         Balance, December 31, 2003                                                    147,906    $           7.67
                                                                                   ============      ==============

         Weighted average fair value of options granted
              during 2001                                                       $         3.05
                                                                                   ============

         Weighted average fair value of options granted
              during 2002                                                       $         3.05
                                                                                   ============


         The following table summarizes information about options outstanding at December 31, 2003:

             Range of Exercise                   Options Outstanding                       Options Exercisable
                   Price
           ----------------------     -------------------------------------------    -- --------------------------
           Price                       Number         Weighted        Weighted           Number        Weighted
                                     Average         Contractual       Average                          Average
                                    Remaining            Life         Exercise                         Exercise
                                                      (in years)        Price                            Price


           $  7.58                      131,091          6        $         7.58         39,031    $     7.58
           $  8.37                       16,815          7                  8.37            -              -
                                      ----------
                                        147,906
                                      ==========


                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


8.    RETIREMENT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 25% of employee contributions of up to 3% of compensation as defined under the plan. The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan. The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management. Expenses under this plan totaled $67,388, $58,447 and $32,069 for the years ended December 31, 2003, 2002 and 2001, respectively.

9.   INCOME TAXES

         Federal and state income tax expense (benefit) consists of the following for the periods ended December 31:

                                                                          2003            2002             2001
                                                                     --------------   --------------   -------------
              Current federal income tax                            $     -          $     -          $     -
              Current state income tax                                    -                -                -
              Deferred federal income tax expense (benefit)               -                -                -
              Deferred state income tax expense (benefit)                 -                -                -
                                                                     --------------   --------------   -------------
                 Total income tax expense (benefit)                 $     -          $     -          $     -
                                                                     ==============   ==============   =============

         The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

            Deferred tax assets:                                                       2003                2002
                 Net operating loss carryforwards                                 $    1,506,000      $    1,620,000
                 Other                                                                     4,000               6,000
                 Deferred loan fees, net                                                 -                    12,000
                 Allowance for credit losses                                             333,000             205,000
                                                                                   --------------      --------------
                     Total deferred tax assets                                         1,843,000           1,843,000
                    Less valuation allowance                                          (1,791,000)         (1,783,000)
                                                                                   --------------      --------------
                     Deferred tax assets, net of valuation allowance                      52,000              60,000
                                                                                   --------------      --------------
            Deferred tax liabilities:
                  Depreciation and amortization                                          (46,000)            (60,000)
                  Deferred loan costs, net                                                (6,000)            -
                                                                                   --------------      --------------
            Net deferred tax assets (liabilities)                                 $      -            $      -
                                                                                   ==============      ==============

         No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not".

         At December 31, 2003 the Company had approximately $3.9 million in tax loss carryforwards, which expire between 2019 and 2022. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward periods. The amount of loss carryforward available for any one year

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements

may be limited if the Company is subject to the alternative minimum tax.

10.  RELATED PARTY TRANSACTIONS

         Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2003 and 2002.

                                                                                       2003                2002
                 Balance at beginning of period                                   $    4,972,128      $    2,670,548
                 Additions                                                             7,969,736          11,124,909
                 Repayments                                                           (8,269,760)         (8,823,329)
                                                                                   --------------      --------------
                 Balance at December 31                                           $    4,672,104      $    4,972,128
                                                                                   ==============      ==============

         An individual who is a director of the Company owns an office building, which is leased to the Company. The lease term commenced September 1, 1999 and is for a term of five years and contains renewal options for three additional five-year terms. Rent expense under this agreement was $23,756 for each of the periods ended December 31, 2003, 2002 and 2001, respectively. Management believes that the terms of the foregoing lease are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

         An individual who became a director of the Company in 2003 is an executive officer for the company which owns an office building, in which the Company has leased space under two separate operating leases. The first lease, which commenced on July 26, 1999, runs for five years and five months. The Company has the option to extend the term of this lease for one five-year renewal term. Rent expense under this agreement was $26,079, $25,076 and $24,111 for the periods ended December 31, 2003, 2002 and 2001, respectively. The second lease, which commenced on March 1, 2000, runs for five years. The Company has the option to extend the term of this lease for one five-year renewal term. Rent expense under this agreement was $144,020, $138,480 and $133,154 for the periods ended December 31, 2003, 2002 and 2001, respectively. Management believes that the terms of the foregoing leases are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

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

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

                                                                                       2003                2002
                                                                                       ----                ----
             Loan commitments                                                     $   11,458,333      $   2,421,928
             Unused lines of credit                                                   32,234,145         19,989,764
             Letters of credit                                                         2,167,501            733,278

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

12.   REGULATORY MATTERS

         As of December 31, 2003, the Company was required to maintain a weekly average of $543,000 of non-interest-bearing deposits with the Federal Reserve Bank. As of December 31, 2002, the Company was not required to maintain non-interest-bearing deposits with the Federal Reserve Bank. The average balance maintained with the Federal Reserve Bank for the weekly period ended December 31, 2003 was $598,000. The actual balance maintained with the Federal Reserve Bank at December 31, 2003 and 2002 were $428,616 and $189,609, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank met all capital adequacy requirements to which it is subject.

         The Bank has been categorized as "well capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events that management believes would prevent the Bank from continuing to be categorized as well capitalized.

         The Bank's actual capital amounts and ratios as of December 31, 2003 and 2002 are presented in the following table:


                                                                         December 31, 2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                       -----------------------    --------------------------   --------------------------
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
Total Capital (to Risk Weighted        -----------------------    --------------------------   --------------------------
    Assets):                          $  11,729,127    10.16  %  $  9,238,000         8.00  %  $ 11,547,000      10.00  %
Tier I Capital (to Risk Weighted
    Assets):                             10,462,627     9.09  %     4,619,000         4.00  %     6,928,000       6.00  %
Tier I Capital (to Average Assets):      10,462,627     8.93  %     3,516,000         3.00  %     5,860,000       5.00  %



                                                                         December 31, 2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                       -----------------------    --------------------------   --------------------------
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                       -----------------------    --------------------------   --------------------------
Total Capital (to Risk Weighted
    Assets):                          $  7,808,473     10.21  %  $  6,120,000        8.00  %  $  7,650,000      10.00  %
Tier I Capital (to Risk Weighted
    Assets):                             6,956,973      9.09  %     3,060,000        4.00  %     4,590,000       6.00  %
Tier I Capital (to Average Assets):      6,956,973      9.13  %     2,286,000        3.00  %     3,810,000       5.00  %




         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year, plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2003.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 99.3% of the Company's assets and 99.7% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

         Quoted market prices, where available, are shown as estimates of fair market values. Because no quoted market prices are available for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on the amount and timing of future cash flows and estimated discount rates.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         Present value techniques used in estimating the fair value of many of the Company's financial instruments are significantly affected by the assumptions used. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate cash settlement of the instrument. Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities, and should not be considered an indication of the fair value of the Company.

              The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                  2003                            2002
 --------------------------------------------------------------------------------------------------------------------
                                                                        Estimated                      Estimated
                                                         Carrying         Fair         Carrying          Fair
 (In thousands)                                           Amount          Value         Amount           Value
 --------------------------------------------------------------------------------------------------------------------
 Financial Assets
    Cash and temporary investments (1)                $   18,983,930  $  18,983,930  $  14,934,236   $   14,934,236
    Investments available-for-sale                         1,547,798      1,547,798        948,361          948,361
    Other equity securities                                  481,090        481,090        355,840          355,840
    Loans, net of allowances                             100,125,475    100,408,763     67,226,761       67,744,956
    Accrued interest receivable and other assets (2)         380,088        380,088        250,431          250,431

 Financial Liabilities
    Deposits                                          $  108,530,901  $ 108,144,977  $  76,078,731   $   75,753,099
    Short-term borrowings                                  1,222,000      1,222,000        507,000          507,000
    Accrued interest payable and other liabilities (2)       130,851        130,851        120,294          120,294

         (1) Temporary investments include federal funds sold and overnight investments, and loans held for sale.
         (2) Only financial instruments as defined in Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", are included in other assets and other liabilities.

          The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, federal funds sold and overnight investments. The carrying amount approximated the fair value.

Loans held for sale. The fair value of residential mortgage loans held for sale was derived from secondary market quotations for similar instruments.

Investment Securities. The fair value for U.S. Treasury securities was based upon quoted market bids.

Loans. The fair value was estimated by computing the discounted value of estimated cash flows, adjusted for potential credit losses, for pools of loans having similar characteristics. The discount rate was based upon the current loan origination rate for a similar loan. Non-performing loans have an assumed interest rate of 0%.

                            BAY NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


Accrued interest receivable. The carrying amount approximated the fair value of accrued interest, considering the short-term nature of the receivable and its expected collection.

Other assets. The carrying amount approximated the fair value.

Deposit liabilities. The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank's deposit base. Management believes that the Bank's core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the value of the deposit balances.

The fair value of time deposits was based upon the discounted value of contractual cash flows at current rates for deposits of similar remaining maturity.

Short-term borrowings. The carrying amount approximated the fair value of repurchase agreements due to their variable interest rates.

Other liabilities. The carrying amount approximated the fair value of accrued interest payable, accrued dividends and premiums payable, considering their short-term nature and expected payment.

Off-balance sheet instruments. The Company charges fees for commitments to extend credit. Interest rates on loans for which these commitments are extended are normally committed for periods of less than one month. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.

14. PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Bay National Corporation (Parent
Only) is as follows:

                                            CONDENSED BALANCE SHEETS
                                            ------------------------
                                           December 31, 2003 and 2002

                                                                                  2003                 2002
                                                                            -----------------   ----------------

ASSETS
     Cash and cash equivalents                                            $          653,687   $        652,241
     Due from subsidiary                                                             950,186            250,736
     Investment in subsidiary                                                     10,462,627          6,956,973
                                                                            -----------------   ----------------

              Total Assets                                                $       12,066,500   $      7,859,950
                                                                            =================   ================


LIABILITIES
     Accrued expenses and other liabilities                               $        -           $        250,292
                                                                            -----------------   ----------------

              Total Liabilities                                                    -                    250,292
                                                                            -----------------   ----------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,862,710 and 1,242,020 issued and outstanding as of December 31, 2003 and 2002, respectively:
                                                                                      18,627             12,420
     Additional paid in capital                                                   16,850,834         12,407,780
     Accumulated Deficit                                                          (4,802,961)        (4,810,542)
                                                                            -----------------   ----------------

              Total Stockholders' Equity                                          12,066,500          7,609,658
                                                                            -----------------   ----------------

              Total Liabilities and Stockholders' Equity                  $       12,066,500   $      7,859,950
                                                                            =================   ================


                            BAY NATIONAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
              For the years ended December 31, 2003, 2002 and 2001


                                                                         2003             2002              2001
                                                                     -------------    -------------     -------------

Interest and dividends on investment securities                     $       5,146    $      23,931   $        98,610
Non-interest expense                                                        3,219            2,886             6,015
                                                                     -------------    -------------     -------------
   Income before income taxes and equity in undistributed losses            1,927           21,045            92,595
   of subsidiary
Income tax expense (benefit)                                              -                -                 -
                                                                     -------------    -------------     -------------
   Income before equity in undistributed income (losses) of                 1,927           21,045            92,595
   subsidiary
Equity in undistributed income (losses) of subsidiary                       5,654       (1,013,539)       (1,708,474)
                                                                     -------------    -------------     -------------
   Net Income (Loss)                                                $       7,581    $    (992,494)  $    (1,615,879)
                                                                     =============    =============     =============




                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
              For the years ended December 31, 2003, 2002 and 2001

                                                                         2003             2002              2001
                                                                     -------------    -------------     -------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                $       7,581    $    (992,494)    $  (1,615,879)
   Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
       Equity in undistributed (income) loss of subsidiary                 (5,654)       1,013,539         1,708,474
       Net increase in other assets                                      (699,450)        (250,736)          -
       Net (decrease) increase in other liabilities                      (250,292)         250,240          (194,385)
                                                                     -------------    -------------     -------------

            Net cash (used) provided by operating activities             (947,815)          20,549          (101,790)
                                                                     -------------    -------------     -------------

Cash Flows From Investing Activities
   Investment in subsidiary                                            (3,500,000)      (2,000,000)          -
                                                                     -------------    -------------     -------------
            Net cash used by investing activities                      (3,500,000)      (2,000,000)          -
                                                                     -------------    -------------     -------------

Cash Flows From Financing Activities
   Issuance of common stock                                             4,449,261          -                 -
                                                                     -------------    -------------     -------------
            Net cash provided by financing activities                   4,449,261          -                 -
                                                                     -------------    -------------     -------------

Net increase (decrease) in cash and cash equivalents                        1,446       (1,979,451)         (101,790)
Cash and cash equivalents at beginning of year                            652,241        2,631,692         2,733,482
                                                                     -------------    -------------     -------------

Cash and cash equivalents at end of period                          $     653,687    $     652,241     $   2,631,692
                                                                     =============    =============     =============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no occurrence requiring a response to this Item.

Item 8A.  Controls and Procedures

         As of the end of the period covered by this annual report on Form 10-KSB, Bay National Corporation's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation's disclosure controls and procedures. Based upon that evaluation, Bay National Corporation's Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         In addition, there were no changes in Bay National Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

        The directors of Bay National Corporation, their ages, the years in which their terms expire and the year in which they became directors are as follows:

              Name          Age        Term to Expire (1)      Director Since
              ----          ---        ------------------      --------------
 Hugh W. Mohler              58        2006 Annual Meeting       June 1999
 Carroll A. Bodie            58        2005 Annual Meeting       June 1999
 Charles E. Bounds           85        2005 Annual Meeting       June 1999
 Gary T. Gill                51        2005 Annual Meeting      January 2003
 John R. Lerch               59        2005 Annual Meeting       June 1999
 Donald G. McClure, Jr.      60        2006 Annual Meeting       April 2000
 Robert L. Moore             50        2006 Annual Meeting     February 2001
 H. Victor Rieger, Jr.       66        2006 Annual Meeting       June 1999
 Margaret Knott Riehl        70        2006 Annual Meeting       June 1999
 William B. Rinnier          62        2004 Annual Meeting      August 1999
 Edwin A. Rommel, III        54        2004 Annual Meeting       June 1999
 Henry H. Stansbury          64        2004 Annual Meeting       June 1999
 Kenneth H. Trout            55        2004 Annual Meeting      October 1999
 Eugene M. Waldron, Jr.      60        2004 Annual Meeting       June 1999
 Carl A.J. Wright            49        2005 Annual Meeting       March 2003


(1) All of the directors with terms to expire in 2004 have been nominated to serve on the Board of Directors for an additional three (3) year term. Elections for these directors will take place at the 2004 Annual
         Meeting of Stockholders to be held in May 2004.

Biographical information concerning the directors is set forth below.

         Hugh W. Mohler serves as chairman, president, and chief executive officer, and has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mr. Mohler has 36 years experience in the financial services industry, holding positions in executive management, commercial lending and business development. From 1977 to 1999, Mr. Mohler was affiliated with Mercantile Bankshares Corporation, which is headquartered in Baltimore, Maryland, most recently serving as executive vice president with responsibility for 20 community banks in a three-state area. For 17 years, from 1977 to 1994, he was president of Mercantile's Salisbury, Maryland-based affiliate, Peninsula Bank, the largest financial institution on Maryland's Eastern Shore. Earlier he was a vice president in commercial lending at First National Bank of Maryland.

         A native of Baltimore, Mr. Mohler earned his undergraduate degree in economics from Loyola College of Maryland and his master of business administration degree from the University of Baltimore. He is past president of the board of trustees of Associated Catholic Charities, Inc. in the Roman Catholic Archdiocese of Baltimore. Currently he serves as a trustee of Loyola Blakefield and Goucher College. Mr. Mohler also serves on the Board of Directors of the Independent College Fund of Maryland and the Board of Sponsors of the Sellinger School of Business at Loyola College of Maryland. He also serves on the Board of Governors of The Maryland Club.

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

         A Baltimore native, Mr. Bodie holds an undergraduate degree in marketing from the University of Baltimore and earned his law degree from the University of Baltimore School of Law. Admitted to practice before numerous courts, including those in the State of Maryland and the United States Supreme Court, he is a member of the Baltimore County, Maryland Bar Association, the American Bar Association and the American Corporate Counsel Association. Mr. Bodie is immediate past chairman of the board of trustees of Loyola Blakefield, and a Trustee at the College of Notre Dame of Maryland. He is a past director and board chairman for the YMCA of Central Maryland, and a past board member of the Independent College Fund.

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

         Mr. Moore received his Bachelor of Science degree from the University of Virginia in 1976. Currently, he serves as Chairman of the Trustees of the Wicomico County Pension System, a board member of Salisbury-Wicomico Economic Development Corporation, a board member of the Greater Salisbury Committee, and a member of the Salisbury Area Chamber of Commerce.

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

         Margaret K. Riehl has been a director of Bay National Corporation since June 1999, and a director of Bay National Bank since April 2000. Mrs. Riehl is a retired nurse and civic volunteer. She is currently a trustee of the Marion I. and Henry J. Knott Foundation, a Baltimore, Maryland-based philanthropic organization and has served in that capacity from 1978 to 1985 and again from 1993 to present. She serves as a trustee of St. Mary's Seminary & University, also in Baltimore. Mrs. Riehl is a former chair of the board of trustees of Baltimore's Associated Catholic Charities, Inc., and a former trustee of the Community Foundation of Baltimore, Mercy Medical Center, the Institute of Notre Dame and St. Paul's School for Girls. A Baltimore native, Mrs. Riehl is an alumna of the Mercy Hospital School of Nursing.

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

         A Baltimore native, Mr. Rommel earned his undergraduate degree from Loyola College of Maryland. Mr. Rommel is Chairman-Elect of the Maryland Association of Certified Public Accountants, and is a member of the governing board of the American Institute of Certified Public Accountants. Mr. Rommel is a current director of the Greater Salisbury Committee and past president of the Salisbury Area Chamber of Commerce. He serves as a director of the Maryland Association of Certified Public Accountants and an officer of its Eastern Shore Chapter. Mr. Rommel is past president of the St. Francis de Sales Board of Trustees and past member of the Wicomico County Democratic Central Committee.

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

         Mr. Stansbury is a vice president and trustee of the Maryland Historical Society, and a trustee of the Ward Museum of Wildfowl Art. He served as director and chairman of the museum committee for the Lacrosse Hall of Fame at the Johns Hopkins University and is vice president and a trustee of the St. Paul's School for Boys. He is also past president of ReVisions, Inc., a nonprofit organization that serves the mentally ill. Mr. Stansbury is a graduate of Leadership Maryland and a director of Leadership Baltimore County. He is the author of two books; LLOYD J. TYLER: FOLK ARTIST AND DECOY MAKER and IRA HUDSON AND FAMILY, CHINCOTEAGUE CARVERS. He is also a contributing writer for Decoy Magazine. Mr. Stansbury is an alumnus of the University of Maryland and holds a master of business administration degree from George Washington University.

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

         Carl A.J. Wright has been a director of Bay National Corporation and Bay National Bank since March 2003. Mr. Wright is the senior vice president of Spherion (formerly Interim Financial Solutions), an executive search and staffing firm specializing in finance, human resources and information systems, and he has served in that capacity since 1998. Mr. Wright operated the Baltimore office of A.J. Burton from 1980 until its sale to Spherion in 1998. Mr. Wright served in the auditing and tax departments of Ernst & Young from 1976 to 1980. Along with his corporate responsibilities, he is an involved community member and active in professional, civic and political organizations.

         Mr. Wright is an alumnus of Loyola College and Loyola Blakefield and has served on boards and committees of both institutions. He is past president of the Baltimore Junior Association of Commerce and serves on Maryland Governor Robert Ehrlich's Strategic and Finance Committees. He was appointed as the chairman of the Maryland Stadium Authority in 2003. In addition, he is an active supporter of the Catholic Charities and Maryland Business for Responsive Government.

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

         Mr. Semanie, age 40, serves as Executive Vice President and Chief Financial Officer, Treasurer and Secretary of Bay National Corporation and Executive Vice President and Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Bay National Bank. Mr. Semanie is a Certified Public Accountant. Mr. Semanie worked in the insurance industry for over seven years. From July 1996 to October 2000, he served as Executive Vice President and Chief Financial Officer for Agency Holding Company of Maryland, Inc., parent company of Baltimore-based Agency Services, Inc., an insurance premium finance company, and Agency Insurance Company of Maryland, Inc., a multi-line property/casualty insurance company. From March 1993 to July 1996, he was associated with USF&G Corporation where he served in various capacities, including Manager of SEC and External Reporting. From August 1985 to March 1993,

Mr. Semanie worked in the Boston and Baltimore offices of the international accounting firm of KPMG LLP. He last served as a Senior Manager in the Audit practice with the firm. His background includes experience in financial planning and reporting, backroom operations, human resources and regulatory compliance.

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

         Bay National Corporation's charter and bylaws provide that Bay National Corporation shall have at least three (3) directors, and that the number of directors may be increased or decreased by the Board of Directors. As of March 24, 2004, the number of directors has been fixed at 15 with all positions filled. Pursuant to Bay National Corporation's charter and bylaws, the Board of Directors is divided into three classes, with each class serving a three-year term, and the term of one class expiring each year. A director may only be removed by the affirmative vote of at least 80% of the votes entitled to be cast on the matter and only for cause.

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

Audit Committee Matters

         Bay National Corporation has a standing Audit Committee. The Audit Committee currently has four members: Carroll A. Bodie, William B. Rinnier, Henry H. Stansbury, and Kenneth H. Trout. As of the date of this report, each of the members of the Audit Committee is "independent" under the rules promulgated by the Securities and Exchange Commission. The Audit Committee's functions and responsibilities are described in a written charter that was adopted by Bay National Corporation's Board of Directors.

         Pursuant to Securities and Exchange Commission regulations, Bay National Corporation is required to disclose in this annual report whether one or more members of the audit committee are "audit committee financial experts" and the names of those members. If Bay National Corporation does not have an audit committee financial expert on the audit committee, it is required to explain why that is the case.

         The Securities and Exchange Commission has defined "audit committee financial expert" as a person who has the following attributes:

     o An understanding of generally accepted accounting principles and financial statements;

     o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves;

     o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the financial statements or experience actively supervising one or more persons engaged in such activities;

     o An understanding of internal controls and procedures for financial reporting; and

     o    An understanding of audit committee functions.

         Bay National Corporation's Board of Directors determined that none of the members of the audit committee meet this definition and, accordingly, the audit committee does not have an "audit committee financial expert. In its proposing release regarding financial experts on audit committees, the Securities and Exchange Commission, indicated that a "primary benefit of having a financial expert serving on a company's audit committee is that the person, with his or her enhanced level of financial sophistication or expertise, can serve as a resource for the audit committee as a whole in carrying out its functions."

         The Board of Directors believes that the audit committee, as it is presently constituted, is able to carry out its functions fully and in the best interests of stockholders notwithstanding the lack of an audit committee financial expert. In that regard, the board of directors believes that the combined knowledge and experience of the committee's four members, as described under the heading "Directors, Executive Officers, Promoters and Control Persons," serve as a valuable resource to that committee. In light of the foregoing, the Board of Directors has no current plans to seek to add a new director to the audit committee who would qualify as an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

         The Company did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at any time during the Company's fiscal year ended December 31, 2003. Accordingly, there is no requirement upon the Company's officers, directors and 10% or greater shareholders to file any reports required pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

         Bay National Corporation's Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Senior Financial Officers has been posted on Bay National Bank's internet website at www.baynational.com. A copy of the Code of Ethics for Senior Financial Officers is also included as an exhibit to this annual report.

Item 10.  Executive Compensation

Director Compensation

         Except for discretionary grants of options to purchase shares of common stock as described below and discretionary payments based on special circumstances, the directors of Bay National Corporation and Bay National Bank are not currently compensated for their attendance at regularly scheduled or special board meetings or for other services. Bay National Corporation and Bay National Bank reserve the right to pay directors' fees at any time. Directors are reimbursed for reasonable expenses incurred on behalf of Bay National Corporation and Bay National Bank.

         In December 2003, December 2002 and October 2001, the Board of Directors of Bay National Corporation authorized special payments of $10,000 to Mr. H. Victor Rieger, Jr., a director of Bay National Corporation and Bay National Bank. These payments were authorized in recognition of Mr. Rieger's outstanding service as a key member of the Bay National Bank Loan Committee. These amounts were paid in December 2003, December 2002 and December 2001.

         In November 2001, each then director of Bay National Corporation was granted options to purchase 3,000 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the individual directors appointment to the Board of Directors of Bay National Corporation. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. As of December 31, 2003, options to purchase 17,250 shares were exercisable. The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

Executive Compensation

Summary Compensation Table

         The following table sets forth the compensation paid by Bay National Corporation and Bay National Bank to the Chief Executive Officer of Bay National Corporation and Bay National Bank and to any other executive officer of Bay National Corporation and Bay National Bank who received compensation in excess of $100,000 during 2003. Other than the grant of options, all compensation below was paid by the Bay National Bank.


                                                        Summary Compensation Table
                                                        --------------------------

                                                                         Long Term Compensation
                                                                   ------------------------------------
                                       Annual Compensation                  Awards            Payouts
                                ---------------------------------- ------------------------- ----------
 Name and Principal             Salary    Bonus     Other Annual    Restricted   Securities  LTIP        All Other
                                                                                 Underlying
                                                    Compensation      Stock       Options/   Payouts    Compensation
 Position                Year     ($)       ($)          ($)       Award(s) ($)   SARs (#)      ($)         ($)
 ----------------------- ------ --------- --------- -------------- ------------- ----------- ---------- -------------
 Hugh W. Mohler
 President and Chief
 Executive Officer (1)   2003  $164,000     -            -             -            -           -          $6,798

                         2002  $164,000     -            -             -            -           -          $6,032

                         2001  $154,000     -            -             -            40,261      -          $6,189
 Mark A. Semanie
 Executive Vice
 President and CFO (2)   2003  $135,000   $30,000        -             -            -           -          $6,826

                         2002  $135,000   $30,000        -             -            -           -          $6,838

                         2001  $125,000     -            -             -            18,630      -          $5,233

(1) Other compensation includes $6,150, $5,533 and $5,775 of contributions to the Company's 401(k) retirement plan for 2003, 2002 and 2001, respectively, and $648, $499 and $414 of term life insurance premiums paid by the Bank on Mr. Mohler's behalf for 2003, 2002 and 2001, respectively.

(2) Other compensation includes $5,962, $5,947, $4,543 of contributions to the Company's 401(k) retirement plan for 2003, 2002 and 2001, respectively, and $864, $891, and $690 of term life insurance premiums paid by the Bank on Mr. Semanie's behalf for 2003, 2002 and 2001, respectively.





Aggregate Options Table

     The following table sets forth information on the aggregate number of shares of common stock underlying unexercised options held as of December 31, 2003 by Mr. Mohler and Mr. Semanie and the aggregate dollar value of in-the-money unexercised options held as of December 31, 2003 by Mr. Mohler and Mr. Semanie.

                                             Number of Securities
                                            Underlying Unexercised        Value of Unexercised
                                                  Options at             in-the-Money Options at
                 Name                         December 31, 2003             December 31, 2003
---------------------------------------- ----------------------------- -----------------------------
                                         Exercisable   Unexercisable      Exercisable   Unexercisable
                                         -----------   -------------     -----------   -------------
Hugh W. Mohler                               10,815        29,446          $  27,254     $  74,204
Mark A. Semanie                               4,658        13,972             11,738        35,209



         The exercise price of these options is $7.58 per share. The market value of the common stock was $10.10 per share, which is the sales price at which shares of common stock were last sold in over the counter trading on December 31, 2003.

Employment Arrangements

         Bay National Bank has entered into a written employment agreement with Mr. Mohler effective as of May 12, 2000. Under this agreement, Mr. Mohler serves as the president of Bay National Bank at an initial annual base salary of $154,000, subject to annual review. However, pursuant to Mr. Mohler's agreement, Mr. Mohler did not receive any compensation until May 2000. The agreement had an initial term of three years, automatically renewable for one-year terms unless written notice is provided by either party 90 days before expiration of a term. Written notice was not provided by either party 90 days before the expiration of the initial term and accordingly the new term will expire in May 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2003, with respect to compensation plans under which equity securities of Bay National Corporation are authorized for issuance.


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
                                                  (a)                           (b)                     (c)
 ---------------------------------------------------------------------------------------------------------------------

 Equity compensation plans approved
 by security holders                             147,906                      $ 7.67                    52,094
 ---------------------------------------------------------------------------------------------------------------------
                                                  56,250                       10.00                      -
 Equity compensation plans not
 approved by security holders
 ---------------------------------------------------------------------------------------------------------------------
 Total                                           204,156                      $ 8.31                    52,094
 ---------------------------------------------------------------------------------------------------------------------



         Bay National Corporation issued warrants to purchase 56,250 shares of common stock on September 10, 1999 to 23 purchasers in Bay National Corporation's organizational offering. The warrants were issued in recognition of the financial and organizational risks undertaken by those investors. The warrants became exercisable on April 30, 2001, and they expire on November 16, 2004. Investors were given one warrant for every two shares purchased in the organizational offering. The warrants are exercisable at $10 per share. None of the warrants have been exercised.

Security Ownership

         The following table sets forth the beneficial ownership of Bay National Corporation's common stock as of March 24, 2004 by its directors, executive officers named in the Summary Compensation Table in Item 10 above, directors and officers as a group and persons believed by management to beneficially own more than five percent (5%) of the common stock. The table includes warrants and options beneficially owned by these persons. Unless otherwise noted below, management believes that each person named in the table has the sole voting and sole investment power with respect to each of the shares of common stock reported as beneficially owned by such person.

Name and Address
of Beneficial Owner                                Number of Shares   Percentage
(16)                                                    (16)          of Class
--------------------------------------------------------------------------------

Carroll A. Bodie (1)
4005 Greenway
Baltimore, MD 21218                                      17,500          .90%

Charles E. Bounds (2)
1707 Upper Millstone Lane
Salisbury, MD 21801                                       7,630          .39%

Citizens, Inc. (3)
P.O. Box 1550
Butler, PA 16003                                        163,624         8.42%

Gary T. Gill
6 Brierleigh Court
Lutherville, Maryland   21093                             5,943          .31%

John R. Lerch (4)
618 Indian Lane
Salisbury, MD 21801                                      44,500         2.29%

Donald G. McClure, Jr. (5)
24 Dockside Lane
Key Largo, FL 33037                                      15,500          .80%

Hugh W. Mohler (6)
23 Buchanan Road
Baltimore, MD 21212                                      73,931         3.80%

Robert L. Moore (7)
10 79th #403
Ocean City, MD 21842                                      8,250          .42%

H. Victor Rieger, Jr. (8)
1015 Ivy Hill Road
Cockeysville, MD 21030                                   27,500         1.42%

Margaret K. Riehl (9)
7A Devon Hill Road
Baltimore, MD 21210                                      24,000         1.23%

William B. Rinnier (10)
616 Manor Drive
Salisbury, MD 21801                                      14,000          .72%

Edwin A. Rommel, III (11)
5281 Silver Run Lane
Salisbury, MD 21801                                      32,000         1.65%

Mark A. Semanie (12)
1200 Corinthian Court
Bel Air, MD 21014                                         6,338          .33%

Henry H. Stansbury (13)
6200 Foxhall Farm Road
Catonsville, MD 21228                                    40,300         2.07%

Kenneth H. Trout (14)
804 Hillstead Drive
Lutherville, MD 21093                                     3,500          .18%

Eugene M. Waldron, Jr. (15)
5309 Woodlawn Avenue
Chevy Chase, MD 20815                                    41,500         2.14%

Carl A.J. Wright
8609 Marburg Manor Drive
Lutherville, MD  21093                                   14,000          .72%

All directors and executive officers as a group:
Sixteen persons                                         376,391        19.37%


(1) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in June 2004.

(2) Includes 1,250 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in June 2004.

(3) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004.

(4) Includes 4,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in June 2004. Includes 6,000 shares held by LFI partnership, of which Mr. Lerch is a general partner; and 2,000 shares held by Mr. Lerch's spouse, and 1,000 shares issuable upon the exercise of warrants by Mrs. Lerch that are exercisable within 60 days of March 24, 2004. Mr. Lerch disclaims beneficial ownership as to the shares and warrants held by his spouse.

(5) Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in April 2005. Includes 9,000 shares held in trust for the benefit of Mr. McClure's children for which Mr. McClure is a co-trustee.

(6) Includes 5,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 20,131 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 20,130 shares issuable upon the exercise of options that are exercisable starting in June 2004. Includes 1,000 shares held by Mr. Mohler's spouse. Mr. Mohler disclaims beneficial ownership as to the shares held by his spouse.

(7) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 750 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 2,250 shares issuable upon the exercise of options that are exercisable starting in February 2005.

(8) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in June 2004. Includes 1,000 shares held by Mr. Rieger's spouse. Mr. Rieger disclaims beneficial ownership as to the shares held by his spouse.

(9) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in June 2004. Includes 1,000 shares held by Mrs. Riehl's spouse. Mrs. Riehl disclaims beneficial ownership as to the shares held by her spouse.

(10) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in August 2004. Includes 3,000 shares held by Mr. Rinnier's spouse, and 2,000 shares held by Mr. Rinnier's children. Mr. Rinnier disclaims beneficial ownership as to the shares held by his spouse and his children.

(11) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in June 2004.

(12) Includes 4,658 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 13,972 shares issuable upon the exercise of options that are exercisable starting in October 2004.

(13) Includes 2,500 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in June 2004. Includes 10,000 shares held by Mr. Stansbury's spouse, and 2,500 shares issuable upon the exercise of warrants by Mrs. Stansbury that are exercisable within 60 days of March 24, 2004. Mr. Stansbury disclaims beneficial ownership as to the shares and warrants held by his spouse.

(14) Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in October 2004.

(15) Includes 5,000 shares issuable upon the exercise of warrants that are exercisable within 60 days of March 24, 2004. Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 24, 2004. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in June 2003. Includes 3,000 shares held by Mr. Waldron's children. Mr. Waldron disclaims beneficial ownership as to the shares held by his children.

(16) All of the named individuals, other than Mr. Semanie, are directors of Bay National Corporation. Mr. Mohler is a director and executive officer of Bay National Corporation.

         The number of shares beneficially owned includes shares of common stock subject to options or warrants held by the named persons that are exercisable as of, or within 60 days of, March 23, 2004. Such shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

         In November 2001, each director of Bay National Corporation, including Mr. Mohler, was granted options to purchase 3,000 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. A total of 18,750 of these options to purchase shares were exercisable as of, or within 60 days of March 24, 2004. The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

         In November 2001, Mr. Mohler was granted options to purchase 37,261 shares of Bay National Corporation common stock, and Mr. Semanie was granted options to purchase 18,630 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the officer's date of employment with Bay National Bank. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual officer's date of employment with Bay National Bank. A total of 23,289 of these options to purchase shares were exercisable as of, or within 60 days of March 24, 2004.The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

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

         Director John R. Lerch owns a 100% interest in the property being leased for Bay National Bank's Salisbury, Maryland branch office. Pursuant to that lease, which is for a five-year term and commenced as of September 1, 1999, Bay National Corporation agreed to pay Mr. Lerch monthly rent of approximately $1,980 plus all real estate taxes and utilities. Bay National Corporation believes that the lease rate, at the time of entering into the lease, was at fair market value, based, in part, on an evaluation of the lease terms by William E. Martin of ERA Martin Associates, a Salisbury-based real estate brokerage firm. Bay National Corporation engaged Mr. Martin to review the lease terms for the purpose of determining whether the terms were consistent with the lease terms for similar properties in the downtown Salisbury area.

         Director Gary T. Gill is president and chief executive officer of the MacKenzie Companies, which owns the property being leased for Bay National Bank's Lutherville, Maryland corporate and branch offices. Bay National Corporation is a party to two leases for this property. Pursuant to the first lease, which is for a five year and five month term and commenced on July 26, 1999, Bay National Corporation agreed to pay monthly rent of approximately $1,900, which amount increases at the rate of four percent per year. The monthly rent as of December 31, 2003 was $2,223. Pursuant to the second lease, which is for a five year term and commenced on March 1, 2000, Bay National Corporation agreed to pay monthly rent of approximately $10,773, which amount increases at the rate of four percent per year. The monthly rent as of December 31, 2003 was $12,118. The monthly rent under both leases includes Bay National Corporation's share of taxes and building operating costs. Both leases were entered into well in advance of Mr. Gill's appointment to the Board of Directors in January 2003. Bay National Corporation believes that the lease rates, at the time of entering into the lease, were at fair market value,

         Some of Bay National Bank's directors and officers and the business and professional organizations with which they are associated have banking transactions with Bay National Bank in the ordinary course of business. It is Bay National Bank's policy that any loans and loan commitments will be made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of comparable credit standing. Loans to directors and officers must comply with Bay National Bank's lending policies and statutory lending limits, and directors with a personal interest in any loan application will be excluded from considering any such loan application.

         The officers and directors of Bay National Corporation and Bay National Bank have loans due to Bay National Bank of $4,672,104 at December 31, 2003. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.

Exhibit
No.         Description of Exhibit
-------     ----------------------

3.1*        Articles of Incorporation of Bay National Corporation
3.2*        Bylaws of Bay National Corporation
4.1*        Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*        Form of Common Stock Certificate
4.3*        Form of Warrant
10.1*       Form of Employment Agreement between Bay National Corporation and
            Hugh W. Mohler
10.2*       Form of Employment Agreement between Bay National Bank and Hugh W.
            Mohler
10.3*       Office Lease Agreement dated July 16, 1999 between Bay National
            Corporation and Joppa Green II Limited Partnership
10.4*       Office Lease Agreement dated July 16, 1999 between Bay National
            Corporation and Joppa Green II Limited Partnership
10.5*       Lease Agreement dated September 16, 1999 between Bay National
            Corporation and John R. Lerch and Thomas C. Thompson
10.7#       Bay National Corporation Stock Option Plan
14          Code of Ethics for Senior Financial Officers
21.1*       Subsidiaries of Bay National Corporation
23.1        Consent of Stegman & Company
31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32          Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports of Form 8-K.

           Form 8-K filed, dated October 22, 2003, Items 7 and 9.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

         The following table presents fees for professional audit services rendered by Stegman & Co. for the audit of Bay National Corporation's annual consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Stegman & Co. during those periods.

                                                 Years Ended December 31
                                              -------------------------------
                                                  2003              2002
                                              -------------     -------------
Audit Fees (1)                               $      34,151     $      32,622
Audit Related Fees (2)                                   -                 -
Tax Fees (3)                                         4,000             4,000
All Other Fees (4)                                       -                 -
                                              -------------     -------------
     Total                                   $      38,151     $      36,622
                                              =============     =============



(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees would normally consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

(3) Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4) All Other Fees would normally consist of fees for services other than the services reported above.



Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

         Before the accountant is engaged by Bay National Corporation or Bay National Bank to render any audit or non-audit services, the engagement is approved by Bay National Corporation's audit committee.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BAY NATIONAL CORPORATION

Date:  March 23, 2004                       By: /s/ Hugh W. Mohler
                                                ------------------------------
                                                Hugh W. Mohler, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                Name                  Position                           Date
                ----                  --------                           -----
/s/ Hugh W. Mohler
---------------------------       Director and President
Hugh W. Mohler                    (Principal Executive Officer)      March 23, 2004


/s/ Mark A. Semanie               Executive Vice President and CFO   March 22, 2004
---------------------------       (Principal Accounting and
Mark A. Semanie                   Financial Officer)

/s/ Carroll A. Bodie              Director                           March 23, 2004
---------------------------
Carrol1 A. Bodie

/s/ Charles E. Bounds             Director                           March 23, 2004
---------------------------
Charles E. Bounds

/s/ Gary T. Gill                  Director                           March 23, 2004
---------------------------
Gary T. Gill

/s/ John R. Lerch                 Director                           March 23, 2004
---------------------------
John R. Lerch

/s/ Donald G. McClure, Jr.        Director                           March 25, 2004
---------------------------
Donald G. McClure, Jr.

/s/ Robert L. Moore               Director                           March 23, 2004
---------------------------
Robert L. Moore

/s/ H. Victor Rieger              Director                           March 23, 2004
---------------------------
H. Victor Rieger, Jr.

/s/ Margaret Knott Riehl          Director                           March 23, 2004
---------------------------
Margaret Knott Riehl





/s/ William B. Rinnier            Director                           March 23, 2004
---------------------------
William B. Rinnier

/s/ Edwin A. Rommel, III          Director                           March 23, 2004
---------------------------
Edwin A. Rommel, III

/s/ Henry H. Stansbury            Director                           March 23, 2004
---------------------------
Henry H. Stansbury

/s/ Kenneth H. Trout              Director                           March 23, 2004
---------------------------
Kenneth H. Trout

/s/ Eugene M. Waldron, Jr.        Director                           March 24, 2004
---------------------------
Eugene M. Waldron, Jr.

/s/ Carl A.J. Wright              Director                           March 23, 2004
---------------------------
Carl A.J. Wright



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

                                  EXHIBIT INDEX


Exhibit
No.         Description of Exhibit
-------     ----------------------

3.1*        Articles of Incorporation of Bay National Corporation
3.2*        Bylaws of Bay National Corporation
4.1*        Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*        Form of Common Stock Certificate
4.3*        Form of Warrant
10.1*       Form of Employment Agreement between Bay National Corporation and
            Hugh W. Mohler
10.2*       Form of Employment Agreement between Bay National Bank and Hugh W.
            Mohler
10.3*       Office Lease Agreement dated July 16, 1999 between Bay National
            Corporation and Joppa Green II Limited Partnership
10.4*       Office Lease Agreement dated July 16, 1999 between Bay National
            Corporation and Joppa Green II Limited Partnership
10.5*       Lease Agreement dated September 16, 1999 between Bay National
            Corporation and John R. Lerch and Thomas C. Thompson
10.7#       Bay National Corporation Stock Option Plan
14          Code of Ethics for Senior Financial Officers
21.1*       Subsidiaries of Bay National Corporation
23.1        Consent of Stegman & Company
31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32          Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Previously filed by Bay National Corporation as a part of Bay National Corporation's Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781

# Previously filed by Bay National Corporation as a part of Bay National Corporation's Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428