Form 10QSB
period 2004-03-31
BAY NATIONAL CORP
filed 2004-05-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2004.

                        Commission file number: 333-87781



                            Bay National Corporation
        (Exact name of small business issuer as specified in its charter)

               Maryland                                 52-2176710
    --------------------------------             --------------------------
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

           Yes           X                                   No
                     ----------                                       ---------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At May 13, 2004, the issuer had 1,862,710 shares of Common Stock outstanding.

   Transitional Small Business Disclosure Format (Check One): Yes ____ No X__

PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements

                                               BAY NATIONAL CORPORATION

                                              CONSOLIDATED BALANCE SHEETS
                                      As of March 31, 2004 and December 31, 2003

                                                                                   March 31,           December 31,
                                                                                      2004                 2003
                                                                                ----------------      ---------------
ASSETS                                                                            (Unaudited)
     Cash and due from banks                                                  $       1,151,245      $       573,124
     Federal funds sold and other overnight investments                              35,150,037           17,486,981
     Loans held for sale                                                                951,540              923,825
     Investment securities available for sale (AFS) - at fair value                   1,447,788            1,547,798
     Other equity securities                                                            532,290              481,090
     Loans, net of unearned fees                                                    109,588,647          101,391,975
         Less: Allowance for credit losses                                           (1,370,000)          (1,266,500)
                                                                                ----------------      ---------------
              Loans, net                                                            108,218,647          100,125,475
     Premises and equipment, net                                                        698,815              637,612
     Accrued interest receivable and other assets                                       602,095              552,351
                                                                                ----------------      ---------------

              Total Assets                                                    $     148,752,457      $   122,328,256
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $      16,572,494      $    14,277,909
     Interest-bearing deposits                                                      118,174,050           94,252,992
                                                                                ----------------      ---------------
         Total deposits                                                             134,746,544          108,530,901

     Short-term borrowings                                                            1,450,000            1,222,000
     Accrued expenses and other liabilities                                             428,337              508,855
                                                                                ----------------      ---------------

              Total Liabilities                                                     136,624,881          110,261,756
                                                                                ----------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized: 9,000,000 shares authorized,
         1,862,710 issued and outstanding as of March 31, 2004 and
         December 31, 2003, respectively:                                                18,627               18,627
     Surplus                                                                         16,850,834           16,850,834
     Accumulated deficit                                                             (4,741,885)          (4,802,961)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                             12,127,576           12,066,500
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $     148,752,457      $   122,328,256
                                                                                ================      ===============








                             See accompanying notes to consolidated financial statements.


                                             BAY NATIONAL CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                For the three-months ended March 31, 2004 and 2003
                                                    (Unaudited)

                                                                                        2004            2003
                                                                                    -------------    ------------
INTEREST INCOME:
   Interest and fees on loans                                                      $   1,530,644    $  1,144,325
   Interest on federal funds sold and other
     overnight investments                                                                25,942          21,047
   Taxable interest and dividends on investment
     securities                                                                            4,895           3,960
                                                                                    -------------    ------------
     Total interest income                                                             1,561,481       1,169,332
                                                                                    -------------    ------------

INTEREST EXPENSE:
   Interest on deposits                                                                  508,437         438,935
   Interest on short-term borrowings                                                       2,908           1,836
                                                                                    -------------    ------------
     Total interest expense                                                              511,345         440,771
                                                                                    -------------    ------------

Net interest income                                                                    1,050,136         728,561

Provision for credit losses                                                              109,721         169,500
                                                                                    -------------    ------------

Net interest income after provision for
   credit losses                                                                         940,415         559,061
                                                                                    -------------    ------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                                    54,455          40,566
   Gain on sale of mortgage loans                                                         56,949          81,979
   Other income                                                                           13,923           9,167
                                                                                    -------------    ------------
     Total non-interest income                                                           125,327         131,712
                                                                                    -------------    ------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                                        594,677         515,168
   Occupancy expenses                                                                     69,821          61,015
   Furniture and equipment expenses                                                       54,103          45,127
   Legal and professional fees                                                            38,748          36,169
   Data processing and other outside services                                            130,671         136,244
   Advertising and marketing related expenses                                             43,498          37,524
   Other expenses                                                                         73,148          65,927
                                                                                    -------------    ------------
     Total non-interest expenses                                                       1,004,666         897,174
                                                                                    -------------    ------------

Income (loss) before income taxes                                                         61,076        (206,401)
Income tax benefit                                                                             -                -
                                                                                    -------------    ------------
NET INCOME (LOSS)                                                                  $      61,076    $   (206,401)
                                                                                    -------------    ------------

Per Share Data:
   Cash Dividends Paid                                                             $           -    $         -

   Net Income (Loss) (basic)                                                       $         .03    $       (.17)
   Net Income (Loss) (diluted)                                                               .03    $       (.17)
   Average shares outstanding (basic)                                                  1,862,710       1,242,020
   Average shares outstanding (diluted)                                                1,917,415       1,242,020


                           See accompanying notes to consolidated financial statements.

                                            BAY NATIONAL CORPORATION

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               For the three-months ended March 31, 2004 and 2003
                                                   (Unaudited)




                                                            Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit            Total
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2003           $      18,627     $   16,850,834    $     (4,802,961)    $  12,066,500

Net Income                                    -                  -                    61,076            61,076
                                         -------------     --------------    -----------------    -------------
Balances at March 31, 2004              $      18,627     $   16,850,834    $     (4,741,885)    $  12,127,576
                                         =============     ==============    =================    =============


                                                            Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit            Total
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2002           $      12,420     $   12,407,780    $     (4,810,542)    $   7,609,658

Net Loss                                      -                  -                  (206,401)         (206,401)
                                         -------------     --------------    -----------------    -------------
Balances at March 31, 2003              $      12,420     $   12,407,780    $     (5,016,943)    $   7,403,257
                                         =============     ==============    =================    =============




























                          See accompanying notes to consolidated financial statements.




                                                        4

                                             BAY NATIONAL CORPORATION

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the three-months ended March 31, 2004 and 2003
                                                   (Unaudited)

                                                                                2004                   2003
                                                                            -------------          -------------
Cash Flows From Operating Activities
   Net income (loss)                                                       $      61,076          $    (206,401)
   Adjustments to reconcile net income (loss) to net cash provided (used)
     by operating activities:
       Depreciation                                                               43,158                 43,992
       Accretion of investment discounts                                          (3,415)                (2,986)
       Provision for credit losses                                               109,721                169,500
       Gain on sale of loans                                                     (56,949)               (81,979)
       Origination of loans held for sale                                     (5,449,684)           (10,200,548)
       Proceeds from sale of loans                                             5,478,918              9,044,684
       Net increase in accrued interest receivable and other assets              (49,744)               (59,920)
       Net decrease in accrued expenses and other liabilities                    (80,518)               (98,199)
                                                                            -------------          -------------

            Net cash provided (used) by operating activities                      52,563             (1,391,857)
                                                                            -------------          -------------

Cash Flows From Investing Activities
   Purchases of investment securities - AFS                                   (1,446,575)            (1,196,505)
   Maturities of investment securities - AFS                                   1,550,000                950,000
   Purchase of Federal Home Loan Bank of Atlanta stock                           (51,200)               (88,500)
   Loan disbursements in excess of principal payments                         (8,202,893)           (13,576,252)
   Capital expenditures                                                         (104,361)               (35,191)
                                                                            -------------          -------------

            Net cash used by investing activities                             (8,255,029)           (13,946,448)
                                                                            -------------          -------------

Cash Flows From Financing Activities
   Net increase in deposits                                                   26,215,643             20,021,253
   Net increase in short-term borrowings                                         228,000                664,000
   Stock subscriptions received                                                  -                    2,442,931
                                                                            -------------          -------------

           Net cash provided by financing activities                          26,443,643             23,128,184
                                                                            -------------          -------------

Net increase in cash and cash equivalents                                     18,241,177              7,789,879
Cash and cash equivalents at beginning of period                              18,060,105             12,115,736
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                 $  36,301,282          $  19,905,615
                                                                           =============          =============

Cash paid for:
   Interest                                                                $     491,803          $     431,760
   Income taxes                                                            $           -          $           -










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

         The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2003 have been derived from audited financial statements. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation's 2003 Annual Report on Form 10-KSB. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2003 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2004.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of March 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 2004, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

3.   INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

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

           The Company's common stock equivalents were not considered in the computation of diluted earnings per share for the three-month period ended March 31, 2003 because the result would have been anti-dilutive.

5.    STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company's stock option plan were recorded during the three-month periods ended March 31, 2004 and 2003.

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-month periods ended March 31:

                                                                                      Three Months Ending
                                                                                           March 31
                                                                                     2004               2003
                                                                                 -------------       ------------
INTEREST INCOME:
Net income (loss), as reported                                                  $      61,076       $   (206,401)

 Less pro forma stock-based compensation
   expense determined under the fair value
   method                                                                             (15,609)           (16,623)

                                                                                 -------------       ------------
 Pro forma net income (loss)                                                    $      45,467       $   (223,024)
                                                                                 =============       ============

 Net income (loss) per share:
   Basic - as reported                                                          $         .03       $       (.17)
   Diluted - as reported                                                        $         .03       $       (.17)
   Basic - pro forma                                                            $         .02       $       (.18)
   Diluted - pro forma                                                          $         .02       $       (.18)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of March 31, 2004 and December 31, 2003 and for the three-month periods ended March 31, 2004 and 2003.

General

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

         The Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

Overview

         The Company continued a pattern of strong growth during the three-month period ended March 31, 2004. This growth has resulted in improved operating results as compared to prior periods. Key measurements for the three-month period ended March 31, 2004 include the following:

          o Total assets at March 31, 2004 increased by 21.60% to $148.8 million as compared to $122.3 million as of December 31, 2003.

          o Net loans outstanding increased by 8.08% from $100.1 million as of December 31, 2003 to $108.2 million as of March 31, 2004.

          o There were no nonperforming loans at March 31, 2004; however, appropriate reserves for loan losses continue to be maintained.

          o Deposits at March 31, 2004 were $134.7 million, an increase of $26.2 million or 24.16% from December 31, 2003.

          o The Company realized net income of $61,076 for the three-month period ended March 31, 2004, as compared to a loss of $206,401 for the three-month period ended March 31, 2003.

          o Net interest income, the Company's main source of income, was $1,050,136 during the first quarter of 2004 compared to $728,561 during the first quarter 2003, an increase of 44.14%.

          o Loan charge-offs were $6,221 for the three-month period ended March 31, 2004. There were no charge-offs for the same period in 2003.

          o Non-interest income declined by $6,385, or 4.85%, for the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003.

          o Non-interest expenses increased by $107,492, or 11.98% for the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003.

          o The market price of common shares ended the quarter at $11.40, up 12.87% from the closing price of $10.10 on December 31, 2003.

         A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

Overview

         The Company recorded net income of $61,076 for the three-month period ended March 31, 2004. This is an improvement of $267,477 or 129.59% over a net loss of $206,401 for the three-month period ended March 31, 2003. This significant improvement in results for the periods is due to the continued strong growth of the loan portfolio, which reached the levels necessary to generate sufficient net interest income to cover operating expenses. The losses incurred in the first quarter of 2003 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation. The Company achieved marginal monthly profitability for the month of June 2003, its 37th full month of operations. This milestone was achieved during a very challenging economic environment in which interest margins have been compressed by historically low interest rates.

         Bay National Bank's mortgage division, based in Salisbury, Maryland, originates conventional first and second residential mortgage loans. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the mortgage division has been a significant contributor to operating results. For the three-month periods ended March 31, 2004 and 2003, gains on the sale of mortgage loans totaled $56,949 and $81,979, respectively. The level of gains on the sale of mortgage loans has declined in the first quarter of 2004 due to the strengthening of economic conditions which have resulted in an increase in long term interest rates as compared to the rates in effect during the first quarter of 2003. An increase in rates traditionally has a negative impact on mortgage loan production due to a reduction in the incentive for borrowers to refinance existing mortgages or purchase new homes.

         Management expects continued improvement in operating results over the remainder of 2004; however, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, and the volatility of mortgage loan production, which is sensitive to economic and interest rate fluctuations.

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

         Interest income from loans and investments for the three-month period ended March 31, 2004 was $1,561,481, compared to $1,169,332 for the three-month period ended March 31, 2003. The 33.54% increase over 2003 is directly related to the 42.14% increase in average interest- earning assets from 2003. The increase in average earning assets was somewhat offset by declines in average yields due to a declining interest rate environment. The yields on these assets declined from 5.35% for the three months ended March 31, 2003 to 5.03% for the three months ended March 31, 2004.

         The percentage of average interest-earning assets represented by loans was 85.98% and 86.80% for the three-month periods ended March 31, 2004 and 2003, respectively. Stability in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in stability in average yields on interest-earning assets. However, loan yields have declined as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 1.25% at December 31, 2002 to 1.00% effective June 25, 2003. For the three-month period ended March 31, 2004, the average yield on the loan portfolio decreased to 5.73% from 6.03% for the three-month period ended March 31, 2003. This decrease is due to the difference in the target federal funds rate in effect for the periods.

        The average yield on the investment portfolio, including overnight investments, was .71% for the three-month period ended March 31, 2004 as compared to .87% for the same period in 2003. The decline in the average yields was a direct result of the Federal Reserve actions discussed above, which was somewhat offset by an increase in the holdings of Federal Reserve and Federal Home Loan bank stocks, which pay dividend yields that are higher than the prevailing federal funds rates. The percentage of average interest-earning assets represented by investments was 14.02% and 13.20% for the three-month periods ended March 31, 2004 and 2003, respectively.

         Interest expense from deposits and short-term borrowings for the three-month period ended March 31, 2004 was $511,345, compared to $440,771 for the comparable period in 2003. The 16.01% increase over 2003 is a result of the 39.42% increase in average interest-bearing liabilities from 2003. The increase in average interest-bearing liabilities was significantly offset by declines in average rates paid due to the declining interest rate environment. The average rates paid on these liabilities declined from 2.50% for the three-month period ended March 31, 2003 to 2.08% for the three-month period ended March 31, 2004.

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

                        Three Months Ended March 31, 2004

                                                                      Average          Interest         Yield/
                                                                      Balance          and fees          Rate
ASSETS
Loans                                                            $    106,823,760    $  1,530,644            5.73%
Investment Securities                                                   1,938,267           4,895            1.01
Federal funds sold and other overnight investments                     15,477,632          25,942             .67
                                                                  ----------------    ------------
         Total Earning Assets                                         124,239,659       1,561,481            5.03%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,307,128)
Cash and due from banks                                                   737,346
Premises and equipment, net                                               627,785
Accrued interest receivable and other assets                              460,430
                                                                  ----------------
         Total Assets                                            $    124,758,092
                                                                  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                 $     39,595,098         101,222            1.02%
Regular savings deposits                                                3,413,533           5,529             .65
Time deposits                                                          53,853,033         401,686            2.98
Short-term borrowings                                                   1,321,406           2,908             .88
                                                                  ----------------    ------------
         Total interest-bearing liabilities                            98,183,070         511,345            2.08%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  1,050,136            2.95%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                   14,020,473
Accrued expenses and other liabilities                                    409,827
Stockholders' equity                                                   12,144,722
                                                                  ----------------
         Total Liabilities and Stockholders' Equity              $    124,758,092
                                                                  ================

Interest and fee income/earning assets                                       5.03 %
Interest expense/earning assets                                              1.65
                                                                  ----------------
Net interest margin                                                          3.38 %
                                                                  ================






                        Three Months Ended March 31, 2003

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
ASSETS
Loans                                                               $  75,870,243    $  1,144,325            6.03%
Investment Securities                                                   1,363,514           3,960            1.16
Federal funds sold and other overnight investments                     10,172,444          21,047             .83
                                                                     -------------    ------------
         Total Earning Assets                                          87,406,201       1,169,332            5.35%
                                                                                      ------------
Less: Allowance for credit losses                                        (889,383)
Cash and due from banks                                                   801,374
Premises and equipment, net                                               702,884
Accrued interest receivable and other assets                              418,902
                                                                     -------------
         Total Assets                                               $  88,439,978
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  28,171,458          93,094            1.32%
Regular savings deposits                                                2,139,557           4,508             .84
Time deposits                                                          39,457,735         341,333            3.46
Short-term borrowings                                                     652,482           1,836            1.13
                                                                     -------------    ------------
         Total interest-bearing liabilities                            70,421,232         440,771            2.50%
                                                                                      ------------    ------------
         Net interest income and spread                                              $    728,561            2.85%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    8,427,739
Accrued expenses and other liabilities                                  2,011,353
Stockholders' equity                                                    7,579,654
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  88,439,978
                                                                     =============

Interest and fee income/earning assets                                       5.35 %
Interest expense/earning assets                                              2.02
                                                                     -------------
Net interest margin                                                          3.33 %
                                                                     =============


Provision for Credit Losses

         The provision for credit losses was $109,721 for the three-month period ended March 31, 2004, as compared to $169,500 for the three-month period ended March 31, 2003. The provisions for each period were the direct result of growth in loan balances outstanding in all segments of the portfolio. The provision for the three-month period ended March 31, 2004 was lower than the same period in the prior year due to fact that gross loans outstanding increased by approximately $8.2 million for the period in 2004 as compared to an increase of approximately $13.6 million for the period in 2003. The fluctuations are reflective of the high concentration of revolving credit facilities in the loan portfolio and the unpredictable nature of customer needs to draw on these facilities. For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled "Allowance for Credit Losses and Credit Risk Management."

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges and cash management fees. For the three-month period ended March 31, 2004, the Company realized non-interest income in the amount of $125,327 as compared to $131,712 for the three-month period ended March 31, 2003. Gains on the sale of mortgage loans of $56,949 comprise 45.44% of the total for the period ended March 31, 2004. This compares to gains on the sale of mortgage loans of $81,979, or 62.24% of total non-interest income, for the three-month period ended March 31, 2003. The level of gains on the sale of mortgage loans has declined due to recent increases in long-term interest rates driven by stronger economic conditions. Additional increases in interest rates, or a slow down in the housing market, could further impact the Company's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $54,455 for the three-month period ended March 31, 2004, as compared to $40,566 for the three-month period ended March 31, 2003. The increases of 34.24% over 2003 can be directly attributed to the ongoing growth in the Company's deposit portfolio.

         The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

        Non-interest expense for the three-month period ended March 31, 2004 totaled $1,004,666 compared to $897,174 for the three-month period ended March 31, 2003. The increase of $107,492, or 11.98%, was primarily related to an increase in salaries and benefits of $79,509 or 15.43% related to benefit cost increases, salary increases, and staffing growth initiated to increase marketing efforts, manage the growth of the loan and deposit portfolios and support increased operational volume. All other non-interest expenses increased a total of $27,983 or 7.33% for the 2004 period as compared to 2003. The increase in these other expenses relates to various costs associated with the increased size and complexity of the Company.

        The rate of increase in non-interest expenses is substantially less than the 41.07% increase in average assets for the three-month period ended March 31, 2004 as compared to average assets for the three-month period ended March 31, 2003. Management believes this indicates that the Company is beginning to effectively leverage its cost structure to generate profitable growth. While management expects that the ongoing growth of the Company's customer base will continue to require additional staffing in order to service customers and manage the business properly, management believes that additional growth in the customer base can continue to be accomplished without proportionate increases in these costs.

Financial Condition

Composition of the Balance Sheet

         As of March 31, 2004, total assets were $148,752,457. This represents growth of $26,424,201 or 21.6% since December 31, 2003. The growth in total assets included increases of $578,121 in cash and due from banks, $17,663,056 in federal funds sold and other overnight investments, $27,715 in loans held for sale, $51,200 in other equity securities, $8,093,172 in loans net of the allowance for credit losses, and $110,947 in other non-earning assets. These increases were offset by a decrease of $100,010 in investment securities available for sale.

         As of March 31, 2004, loans, excluding loans held for sale (net of a $1,370,000 allowance for credit losses), totaled $108,218,647. The increase of 8.08%, from a balance of $100,125,475 as of December 31, 2003, is a continuation of the growth trend established in prior periods. The Company continues to emphasize prudent growth through the hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

         The composition of the loan portfolio as of March 31, 2004 was approximately $68.6 million of commercial loans, $2.0 million of consumer loans, and $39.0 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2003 was approximately $61.9 million of commercial loans, $1.7 million of consumer loans, and $37.8 million of real estate loans (excluding mortgage loans held for sale). There were $951,540 and $923,825 of mortgage loans held for sale as of March 31, 2004 and December 31, 2003, respectively. The mix of loans is consistent with the business plan.

         Funds not extended in loans are invested in cash and due from banks, federal funds sold and other overnight investments, and short-term U.S. Treasury securities. At March 31, 2004, the Company had federal funds sold and other overnight investments totaling $35,150,037 as compared to $17,486,981 as of December 31, 2003. Management has made a decision to maintain a high level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

         The Company held $312,690 of Federal Reserve Bank stock at March 31, 2004 and December 31, 2003, respectively. The Company also held Federal Home Loan Bank of Atlanta stock of $219,600 and $168,400 as of March 31, 2004 and December 31, 2003, respectively, and United States Treasury bills with a maturity value of $1,450,000 and $1,550,000 as of March 31, 2004 and December 31, 2003, respectively. The Treasury securities are used to collateralize repurchase agreements which are classified as short-term borrowings under which $1,450,000 and $1,222,000 were outstanding as of March 31, 2004 and December 31, 2003, respectively. The growth in assets was funded by deposit growth of $26,215,643, or 24.16%, and an increase in short-term borrowings of $228,000.

         Deposits at March 31, 2004 were $134,746,544, of which $19,081,321, or
14.16% are related to two customers in one industry. Deposits at December 31, 2003 were $108,530,901, of which deposits for these same customers stood at $7,749,590 or 7.14% of total deposits. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. The remaining deposit growth resulted from the continued marketing efforts of officers and directors, direct mail campaigns and the listing of money market and certificate of deposit rates in print publications and on the Internet. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits.

         The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of March 31, 2004, the Company had outstanding certificates of deposit of approximately $31.2 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). These certificates of deposit were issued with an average yield of 2.65% and an average term of 26.3 months. Included in the $31.2 million of Internet-originated certificates of deposit is $691,751 that has been classified as "Brokered Deposits" for bank regulatory purposes. These "Brokered Deposits" were issued in average amounts of approximately $99,000 with an average yield of 3.81% and an average term of 31.8 months. As of December 31, 2003, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $25 million, of which $790,157 were classified as "Brokered Deposits." The Company has never paid broker fees for deposits. Additionally, the Company has not accepted any new "Brokered Deposits" since August 2002.

         Core deposits, which management categorizes as all deposits other than national market certificates of deposit and all but $2.0 million of deposits from the two large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $86,485,674 as of March 31, 2004, up 11.25% from $77,742,031 as of December
31, 2003. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

         Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of short-term borrowings increased from $1,222,000 at December 31, 2003 to $1,450,000 at March 31, 2004, due to
increases in the balance of available funds of the customers participating in this program.

         Total stockholders' equity at March 31, 2004 was $12,127,576 as compared to $12,066,500 at December 31, 2003. The increase in stockholders' equity is a result of the positive operating results for the three months ended March 31, 2004. Management believes that this level of capital is adequate to support expected asset growth for at least the next 12 months.

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

         Management uses a loan grading system where all loans are graded based upon management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for potential losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management's estimate of probable inherent, but undetected losses, within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors.

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

         A test of the adequacy of the allowance for loan losses is performed and reported to the Board of Directors on a monthly basis. Management uses the information available to make a determination with respect to the allowance for loan losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers, or generally in the economy, and new information that becomes available. However, there are no assurances that the allowance for loan losses will be sufficient to absorb losses on nonperforming assets, or that the allowance will be sufficient to cover losses on nonperforming assets in the future.

         The allowance for credit losses as of March 31, 2004 and December 31, 2003 was $1,370,000 and $1,266,500, respectively. The amount equates to 1.25% of outstanding loans, net of loans held for sale, as of March 31, 2004 and December 31, 2003. This percentage has remained consistent because no additional information has indicated that the overall level of reserves is inappropriate. Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         As of March 31, 2004 the Company had no loans that were more than 90 days past due. The Company has no loans that are classified as non-accrual loans as of March 31, 2004. The Company had loan charge-offs of $6,221 during the three months ended March 31, 2004. These charge-offs are the first losses incurred since the Company's inception.

Liquidity and Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities. The Company also has commitments for a total of $4.0 million of borrowing availability under unsecured Federal funds lines of credit with two separate financial institutions. The credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.

         As of March 31, 2004, the Company had $1,151,245 in cash and due from banks, and $35,150,037 in federal funds sold and other overnight investments. This represents an increase in liquid assets of $18,241,177, or 101%, since December 31, 2003, at which time liquid assets consisted of $573,124 in cash and due from banks, and $17,486,981 in federal funds sold and other overnight investments. The increase in the overall level of liquid assets is the result of an increase of $18,426,360 in non-core deposits with $11,331,731 related to two significant customers, and the remainder related to national market certificates of deposit.

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

       The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2004, which are expected to mature or reprice in each of the time periods shown:

                                                                       Maturity or repricing within
                                               Percent       0 to 3      4 to 12      1 to 5     0ver 5
                                     Amount    of Total      Months      Months       Years     Years
Interest-earning assets
   Federal funds sold and other
   overnight investments           $35,150,037      23.80%  $35,150,037   $   -        $    -      $     -
   Loans - Variable rate            79,470,915      53.82    79,470,915       -             -            -
   Loans - Fixed rate               31,069,272      21.04     2,215,252    4,921,721   22,675,398    1,256,901
   Other earning assets              1,980,078       1.34     1,447,788      -             -           532,290
                                  ------------     ------  ------------   ----------  -----------   ----------
      Total interest-earning
         assets                   $147,670,302     100.00% $118,283,992   $4,921,721  $22,675,398   $1,789,191
                                  ============     ======  ============   ==========  ===========   ==========

Interest-bearing liabilities
   Deposits - Variable rate        $59,109,290      49.41%  $59,109,290  $    -        $    -      $     -
   Deposits - Fixed rate            59,064,760      49.38     9,109,637   24,111,428   25,843,695        -
   Short-term borrowings -
      Variable rate                  1,450,000       1.21     1,450,000      -             -             -
                                  ------------     ------  ------------   ----------  -----------   ----------
      Total interest-bearing
         liabilities              $119,624,050     100.00%  $69,668,927  $24,111,428  $25,843,695  $     -
                                  ============     ======  ============   ==========  ===========   ==========

Periodic repricing differences
   Periodic gap                                             $48,615,065 $(19,189,707) $(3,168,297) $ 1,789,191
                                                            =========== ============  ===========  ===========
   Cumulative gap                                           $48,615,065  $29,425,358  $26,257,061  $28,046,252
                                                            =========== ============  ===========  ===========

Ratio of rate sensitive assets
    to rate sensitive liabilities                                169.78%      20.41%       87.74%    N/A


         The Company has 77.62% of its interest-earning assets and 50.62% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $28,046,252. The majority of this gap is concentrated in items maturing or repricing within 12 months. This gap is generally reflective of the Company's emphasis on originating variable rate loans, and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable-rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable-rate loans and short-term fixed rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed-rate loans and/or investments when, in management's judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposit maturity difficult.

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

         Outstanding loan commitments and lines and letters of credit as of March 31, 2004 and December 31, 2003 are as follows:

                                                                        March 31 2004       December 31 2003
         Loan commitments                                             $      11,828,019  $      11,458,333
         Unused lines of credit                                              35,472,108         32,234,145
         Letters of credit                                                    2,038,001          2,167,501

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have interest rates fixed at current market amounts, fixed expiration dates or other termination clauses and may require payment of a fee. Unused lines of credit represent the unused portion of lines of credit previously extended and available to the customer as long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their line of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. The Company is not aware of any loss it would incur by funding its commitments or lines of credit.

         Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment.

         In general, loan commitments, lines of credit and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer's credit-worthiness and the collateral required is evaluated on a case-by-case basis.

         The increase in the overall level of loan commitments and unused lines of credit as of March 31, 2004 as compared to loan commitments and unused lines of credit as of December 31, 2003, is a direct result of the same marketing activities that resulted in the 8.08% increase in outstanding loans.

Capital Resources

         The Company had stockholders' equity at March 31, 2004 of $12,127,576 as compared to $12,066,500 at December 31, 2003. The increase in capital is a result of the positive operating results for the three-month period ended March 31, 2004. The Company has declared no cash dividends since its inception.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at March 31, 2004.

Reconciliation of Non-GAAP Application of Critical Accounting Policies  Measures

         Below is a reconciliation of total deposits to core deposits as of March 31, 2004 and December 31, 2003, respectively:

                                                                     March 31          December 31
                                                                       2004                2003
Total deposits                                                  $     134,746,544    $    108,530,901
National market certificates of deposit                               (31,179,549)        (25,039,281)
Variable balance accounts (2 customers)                               (17.081,321)         (5,749,590)
                                                                 -----------------    ----------------
Core deposits                                                   $      86,485,674    $     77,742,030
                                                                 =================    ================

Application of Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

        Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for credit losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans. Changes in allowance factors or in management's interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management's perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital.

         For additional information regarding the allowance for loan and lease losses, see the "Allowance for Credit Losses and Credit Risk Management" section of this financial review.

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

         In addition, there were no changes in Bay National Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation's internal control over financial reporting.

Information Regarding Forward-Looking Statements

         In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Forward-looking statements often use words such as "believe," "expect," "plan," "may," "will," "should," "project," "contemplate," "anticipate," "forecast," "intend" or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be different from those anticipated or estimated.

         The statements presented herein with respect to, among other things, Bay National Corporation's plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Bay National Corporation's beliefs and assumptions, and on information available to Bay National Corporation as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; Bay National Corporation's limited operating history; dependence on key personnel; risks related to Bay National Bank's choice of loan portfolio; risks related to Bay National Bank's lending limit; risks of a competitive market; impact of government regulation on operating results; and effect of developments in technology. For a more complete discussion of these risks and uncertainties see the discussion under the caption "Factors Affecting Future Results" in Bay National Corporation's Form 10-KSB.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities.

           None
Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders.

           None

Item 5.    Other Information.

           None

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K.

               Form 8-K filed, dated February 3, 2004, Items 7, 9 and 12.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Bay National Corporation


Date: May 14, 2004              By: /s/ Hugh W. Mohler
                                    --------------------------------------------
                                    Hugh W. Mohler, President
                                    (Principal Executive Officer)


Date: May 14, 2004              By: /s/ Mark A. Semanie
                                    --------------------------------------------
                                    Mark A. Semanie, Treasurer
                                    (Principal Accounting and Financial Officer)