Form 10QSB
period 2004-06-30
BAY NATIONAL CORP
filed 2004-08-13
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004.

                        Commission file number: 333-87781



                            Bay National Corporation
        (Exact name of small business issuer as specified in its charter)

              Maryland                                  52-2176710
------------------------------------            ------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


                   2328 West Joppa Road, Lutherville, MD 21093
                   -------------------------------------------
                     Address of principal executive offices

                                 (410) 494-2580
                       -----------------------------------
                            Issuer's telephone number

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

         At August 13, 2004, the issuer had 1,866,460 shares of Common Stock outstanding.

   Transitional Small Business Disclosure Format (Check One): Yes ____ No X__



PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements

                            BAY NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2004 and December 31, 2003

                                                                          June 30,         December 31,
                                                                           2004               2003
                                                                       -------------     -------------
ASSETS                                                                            (Unaudited)

     Cash and due from banks                                           $     328,397     $     573,124
     Federal funds sold and other overnight investments                    6,737,768        17,486,981
     Loans held for sale                                                  15,682,918           923,825
     Investment securities available for sale (AFS) - at fair value        1,547,355         1,547,798
     Other equity securities                                                 532,290           481,090
     Loans, net of unearned fees                                         117,922,938       101,391,975
         Less: Allowance for credit losses                                (1,474,000)       (1,266,500)
                                                                       -------------     -------------
              Loans, net                                                 116,448,938       100,125,475
     Premises and equipment, net                                             651,270           637,612
     Accrued interest receivable and other assets                            790,466           552,351
                                                                       -------------     -------------

              Total Assets                                             $ 142,719,402     $ 122,328,256
                                                                       =============     =============


LIABILITIES

     Non-interest-bearing deposits                                     $  16,833,405     $  14,277,909
     Interest-bearing deposits                                           111,553,022        94,252,992
                                                                       -------------     -------------
         Total deposits                                                  128,386,427       108,530,901

     Short-term borrowings                                                 1,550,000         1,222,000
     Accrued expenses and other liabilities                                  482,092           508,855
                                                                       -------------     -------------

              Total Liabilities                                          130,418,519       110,261,756
                                                                       -------------     -------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized: 9,000,000 shares authorized,
         1,862,710 issued and outstanding as of June 30, 2004 and December 31,
         2003, respectively:                                                  18,627            18,627
     Surplus                                                              16,850,834        16,850,834
     Accumulated deficit                                                  (4,568,578)       (4,802,961)
                                                                       -------------     -------------

              Total Stockholders' Equity                                  12,300,883        12,066,500
                                                                       -------------     -------------
              Total Liabilities and Stockholders' Equity               $ 142,719,402     $ 122,328,256
                                                                       -------------     -------------




                                     See accompanying notes to consolidated financial statements.




                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        ----------------------------------------------------------------
        For the three and six-month periods ended June 30, 2004 and 2003
                                   (Unaudited)

                                                       Three Months Ending               Six Months Ending
                                                             June 30                          June 30
                                                   -----------------------------    -----------------------------
                                                      2004             2003             2004            2003
                                                   ------------     ------------    -------------    ------------

INTEREST INCOME:
   Interest and fees on loans                     $  1,708,501     $  1,358,185    $   3,239,145    $  2,502,510
   Interest on federal funds sold and other
     overnight investments                              26,557           29,782           52,499          50,829
   Taxable interest and dividends on investment
     securities                                         14,890           13,947           19,785          17,907
                                                   ------------     ------------    -------------    ------------
     Total interest income                           1,749,948        1,401,914        3,311,429       2,571,246
                                                   ------------     ------------    -------------    ------------

INTEREST EXPENSE:
   Interest on deposits                                567,247          494,850        1,075,684         933,785
   Interest on short-term borrowings                     3,532            3,989            6,440           5,825
                                                   ------------     ------------    -------------    ------------
     Total interest expense                            570,779          498,839        1,082,124         939,610
                                                   ------------     ------------    -------------    ------------

Net interest income                                  1,179,169          903,075        2,229,305       1,631,636

Provision for credit losses                            104,000          138,000          213,721         307,500
                                                   ------------     ------------    -------------    ------------

Net interest income after provision for
   credit losses                                     1,075,169          765,075        2,015,584       1,324,136
                                                   ------------     ------------    -------------    ------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                  57,123           50,186          111,578          90,752
   Gain on sale of mortgage loans                       74,172          136,537          131,121         218,516
   Other income                                         12,201            8,509           26,124          17,676
                                                   ------------     ------------    -------------    ------------
     Total non-interest income                         143,496          195,232          268,823         326,944
                                                   ------------     ------------    -------------    ------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                      589,209          539,124        1,183,886       1,054,292
   Occupancy expenses                                   73,194           66,349          143,015         127,364
   Furniture and equipment expenses                     68,467           53,431          122,570          98,558
   Legal and professional fees                          34,500           43,691           73,248          79,860
   Data processing and other outside services          151,989          122,213          282,660         258,457
   Advertising and marketing related expenses           41,476           83,820           84,974         121,344
   Other expenses                                       86,523           76,368          159,671         142,295
                                                   ------------     ------------    -------------    ------------
     Total non-interest expenses                     1,045,358          984,996        2,050,024       1,882,170
                                                   ------------     ------------    -------------    ------------

Income (loss) before income taxes                      173,307          (24,689)         234,383        (231,090)
Income tax benefit                                      -                -               --                --
                                                   ------------     ------------    -------------    ------------
NET INCOME (LOSS)                                 $    173,307     $    (24,689)   $     234,383    $   (231,090)
                                                   ============     ============    =============    ============

Per Share Data:
   Cash Dividends Paid                            $     --                --       $                $      --

   Net Income (Loss) (basic)                      $        .09     $       (.01)   $         .13    $       (.16)
   Net Income (Loss) (diluted)                    $        .09     $       (.01)   $         .12    $       (.16)

   Weighted Average shares outstanding (basic)       1,862,710        1,664,908        1,862,710       1,454,632
   Effect of Dilution - Stock options and
     Warrants                                           71,040           -                62,272          --
                                                   ------------     ------------    -------------    ------------
   Weighted Average shares outstanding (diluted)     1,933,750        1,664,908        1,924,982       1,454,632
                                                   ============     ============    =============    ============


                                     See accompanying notes to consolidated financial statements.




                            BAY NATIONAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                 For the six-months ended June 30, 2004 and 2003
                                   (Unaudited)




                                                             Additional
                                                              Paid in           Accumulated
                                          Common Stock         Capital             Deficit         Total
                                          -------------     --------------    ----------------- -------------
Balances at December 31, 2003           $      18,627     $   16,850,834    $     (4,802,961) $  12,066,500

Net Income                                    -                  -                   234,383        234,383

                                          -------------     --------------    ---------------   -------------
Balances at June 30, 2004               $      18,627     $   16,850,834    $     (4,568,578) $  12,300,883
                                          =============     ==============    ===============   =============



                                                             Additional
                                                              Paid in           Accumulated
                                          Common Stock         Capital             Deficit            Total
                                          -------------     --------------    ---------------   -------------
Balances at December 31, 2002           $      12,420     $   12,407,780    $     (4,810,542) $   7,609,658

Issuance of Common Stock                        6,207          4,443,054            -             4,449,261

Net Loss                                      -                  -                  (231,090)      (231,090)

                                          -------------     --------------    ---------------   -------------
Balances at June 30, 2003               $      18,627     $   16,850,834    $     (5,041,632) $  11,827,829
                                          =============     ==============    ===============   =============



                                     See accompanying notes to consolidated financial statements.






                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                 For the six-months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                2004                   2003
                                                                            -------------          -------------

Cash Flows From Operating Activities
   Net income (loss)                                                       $     234,383          $    (231,090)
   Adjustments to reconcile net income (loss) to net cash provided (used)
     by operating activities:
       Depreciation                                                               94,683                 89,422
       Accretion of investment discounts                                          (7,192)                (7,154)
       Provision for credit losses                                               213,721                307,500
       Gain on sale of loans held for sale                                      (131,121)              (218,516)
       Origination of loans held for sale                                    (48,737,479)           (20,852,051)
       Proceeds from sale of loans                                            34,109,507             21,983,967
       Net increase in accrued interest receivable and other assets             (238,115)               (69,469)
       Net decrease in accrued expenses and other liabilities                    (26,763)              (240,968)
                                                                            -------------          -------------

            Net cash (used) provided by operating activities                 (14,488,376)               761,641
                                                                            -------------          -------------

Cash Flows From Investing Activities
   Purchases of investment securities - AFS                                   (2,992,365)            (2,992,100)
   Maturities of investment securities - AFS                                   3,000,000              2,400,000
   Purchase of Federal Home Loan Bank of Atlanta stock                           (51,200)               (88,500)
   Loan disbursements in excess of principal payments                        (16,537,184)           (20,017,574)
   Capital expenditures                                                         (108,341)               (65,619)
                                                                            -------------          -------------

            Net cash used by investing activities                            (16,689,090)           (20,763,793)
                                                                            -------------          -------------

Cash Flows From Financing Activities
   Net increase in deposits                                                   19,855,526             33,581,543
   Net increase in short-term borrowings                                         328,000              1,007,000
   Net proceeds from stock issuance                                              -                    4,449,261
                                                                            -------------          -------------

           Net cash provided by financing activities                          20,183,526             39,037,804
                                                                            -------------          -------------

Net (decrease) increase in cash and cash equivalents                         (10,993,940)            19,035,652
Cash and cash equivalents at beginning of period                              18,060,105             12,115,736
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                 $   7,066,165          $  31,151,388
                                                                            =============          =============

Cash paid for:
   Interest                                                                $   1,054,894          $     921,371
   Income taxes                                                            $          --          $          --





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

         The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The balances as of December 31, 2003 have been derived from audited financial statements. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation's 2003 Annual Report on Form 10-KSB. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2003 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2004.

         The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

         Reclassifications

         Certain reclassifications have been made to amounts previously reported to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

         As of June 30, 2004, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

           For the three and six month periods ended June 30, 2003, the effect of incremental shares from options and warrants of 204,156 have been excluded from diluted weighted average shares as the effect would have been antidilutive.

5.    STOCK-BASED COMPENSATION

           The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company's stock option plan were recorded during the three-month and six-month periods ended June 30, 2004 and 2003.

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-month and six-month periods ended June 30:




                                                   Three Months Ending                  Six Months Ending
                                                         June 30                             June 30
                                               -----------------------------     --------------------------------
                                                  2004             2003              2004               2003
                                               ------------     ------------     -------------       ------------

INTEREST INCOME:
Net income (loss), as reported                $    173,307     $    (24,689)    $     234,383       $   (231,090)

 Less pro forma stock-based compensation
   expense determined under the fair value
   method                                          (56,063)         (50,527)          (71,672)           (67,150)

                                               ------------     ------------     -------------       ------------
 Pro forma net income (loss)                  $    117,244     $    (75,216)    $     162,711       $   (298,240)
                                               ============     ============     =============       ============

 Net income (loss) per share:
   Basic - as reported                        $        .09     $       (.01)    $         .13       $       (.16)
   Diluted - as reported                      $        .09     $       (.01)    $         .12       $       (.16)
   Basic - pro forma                          $        .06     $       (.05)    $         .09       $       (.21)
   Diluted - pro forma                        $        .06     $       (.05)    $         .08       $       (.21)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of June 30, 2004 and December 31, 2003 and for the three-month and six-month periods ended June 30, 2004 and 2003.

General

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

         The Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

Overview

         The Company continued a pattern of strong growth during the three-month and six-month periods ended June 30, 2004. This growth has resulted in improved operating results as compared to prior periods. Key measurements for the three-month and six-month periods ended June 30, 2004 include the following:

     o Total assets at June 30, 2004 increased by 16.67% to $142.7 million as compared to $122.3 million as of December 31, 2003.

     o Net loans outstanding increased by 16.30% from $100.1 million as of December 31, 2003 to $116.4 million as of June 30, 2004.

     o There were no nonperforming loans at June 30, 2004; however, appropriate reserves for loan losses continue to be maintained.

     o Deposits at June 30, 2004 were $128.4 million, an increase of $19.9 million or 18.29% from December 31, 2003.

     o The Company realized net income of $173,307 and $234,383 for the three-month and six-month periods ended June 30, 2004. This compares to losses of $24,689 and $231,090 for the three-month and six-month periods ended June 30, 2003.

     o Net interest income, the Company's main source of income, was $1.2 million and $2.2 million during the three-month and six-month periods ended June 30, 2004 compared to $903,075 and $1.6 million for the same periods in 2003. This represents increases of 30.57% and 36.63% for the three-months and six-months ended June 30, 2004 as compared to the same periods in 2003.

     o Loan charge-offs were $6,221 for the six-month period ended June 30, 2004. There were no charge-offs for the same period in 2003.

     o Non-interest income declined by $51,736 and $58,121, or 26.50% and 17.78%, for the three-month and six-month periods ended June 30, 2004, as compared to the three-month and six-month periods ended June 30, 2003.

     o Non-interest expenses increased by $60,362 or 6.13%, and $167,854 or 8.92% for the three-month and six-month periods ended June 30, 2004, as compared to the same periods ended June 30, 2003.

     o The market price of common shares ended the quarter at $12.00, up 18.81% from the closing price of $10.10 on December 31, 2003.

         A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

Overview

         The Company recorded net income of $173,307 and $234,383 for the three-month and six-month periods ended June 30, 2004. This compares to net losses of $24,689 and $231,090 for the same periods in 2003. This is an improvement of $197,996 for the three-month period and $465,473 for the six-month period. This significant improvement in results for the periods is due to the continued strong growth of the loan portfolio, which reached the levels necessary to generate sufficient net interest income to cover operating expenses. The losses incurred in the first half of 2003 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation. The Company achieved marginal monthly profitability for the month of June 2003, its 37th full month of operations. This milestone was achieved during a very challenging economic environment in which interest margins have been compressed by historically low interest rates.

         Bay National Bank's mortgage division, based in Salisbury, Maryland, originates conventional first and second residential mortgage loans. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the mortgage division has been a significant contributor to operating results. For the three-month periods ended June 30, 2004 and 2003, gains on the sale of mortgage loans totaled $74,172 and $136,537, respectively. For the six-month period ended June 30, 2004 and 2003, gains on the sale of mortgage loans totaled $131,121 and $218,516, respectively. The level of gains on the sale of mortgage loans has declined in 2004 due to the strengthening of economic conditions and the resulting increase in long-term interest rates as compared to the rates in effect during the first half of 2003. An increase in rates traditionally has a negative impact on mortgage loan production due to a reduction in the incentive for borrowers to refinance existing mortgages or purchase new homes.

         During the second quarter of 2004, the Company introduced a new loan program for conventional first and second residential mortgage loans. Under this program the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans that a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. The Company earns interest on these loans at a rate indexed to the prime rate. The primary risk to the Company is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declined to purchase the loan, the Company could attempt to sell the loan to other investors or could hold the loan in its loan portfolio. As of June 30, 2004 the Company held $14.7 million of these loans which were classified as held for sale. The Company earned $70,633 of interest on this program for the three-month period ended June 30, 2004.

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

         As previously stated, net interest income was $1.2 million and $2.2 million during the three-month and six-month periods ended June 30, 2004 compared to $903,075 and $1.6 million for the same periods in 2003. This represents increases of 30.57% and 36.63% for the three-month and six-months ended June 30, 2004 as compared to the same periods in 2003.

         Interest income from loans and investments for the three-month and six-month periods ended June 30, 2004 was $1,749,948 and $3,311,429, respectively, compared to $1,401,914 and $2,571,246 for the three-month and six-month periods ended June 30, 2003. The 24.83% and 28.79% increase over the same periods in 2003 is directly related to the 34.36% increase in average interest-earning assets for the six-months ended June 30, 2004 as compared to the same period in 2003. The increase in average earning assets was somewhat offset by declines in average yields due to a declining interest rate environment. The yields on these assets declined from 5.27% for the six months ended June 30, 2003 to 5.05% for the six months ended June 30, 2004.

         The percentage of average interest-earning assets represented by loans was 86.87% and 85.26% for the six-month periods ended June 30, 2004 and 2003, respectively. Stability in the percentage of interest-earning assets represented by the loan portfolio would normally be expected to result in stability in average yields on interest-earning assets. However, loan yields have declined as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 1.25% at December 31, 2002 to 1.00% effective June 25, 2003. For the six-month period ended June 30, 2004, the average yield on the loan portfolio decreased to 5.69% from 6.02% for the six-month period ended June 30, 2003. This decrease is primarily due to the difference in the target federal funds rate in effect for the periods. The Federal Reserve increased its target for the federal funds rate to 1.25% effective June 30, 2004 and then increased the target to 1.50% effective August 10, 2004. These increases had no effect on the Company's results for the three-month and six-month periods ended June 30, 2004.

        The average yield on the investment portfolio, including overnight investments, was .84% for the six-month period ended June 30, 2004 as compared to .96% for the same period in 2003. The decline in the average yields was a direct result of the Federal Reserve actions discussed above, which was somewhat offset by an increase in the holdings of Federal Reserve and Federal Home Loan bank stocks, which pay dividend yields that are higher than the prevailing federal funds rates. The percentage of average interest-earning assets represented by investments was 13.13% and 14.74% for the six-month periods ended June 30, 2004 and 2003, respectively.

         Interest expense from deposits and short-term borrowings for the three-month and six-month periods ended June 30, 2004 was $570,779 and $1,082,124, respectively. This compares to $498,839 and $939,610 for the comparable periods in 2003. The 14.42% and 15.17% increases over the three and six month periods in 2003 are a result of the 33.68% increase in average interest-bearing liabilities for the six-month period ended June 30, 2004 as compared to the same period in 2003. The increase in average interest-bearing liabilities was significantly offset by declines in average rates paid due to the declining interest rate environment. The average rates paid on these liabilities declined from 2.41% for the six-month period ended June 30, 2003 to 2.08% for the six-month period ended June 30, 2004.

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




                                           Six Months Ended June 30, 2004

                                                                      Average          Interest         Yield/
                                                                      Balance          and fees          Rate
                                                                  ----------------    ------------    ------------
ASSETS
Loans                                                            $    113,905,280    $  3,239,145            5.69%
Investment Securities                                                   1,991,440          19,785            1.99
Federal funds sold and other overnight investments                     15,227,504          52,499             .69
                                                                  ----------------    ------------
         Total Earning Assets                                         131,124,224       3,311,429            5.05%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,354,026)
Cash and due from banks                                                   804,855
Premises and equipment, net                                               654,798
Accrued interest receivable and other assets                              518,384
                                                                  ----------------
         Total Assets                                            $    131,748,235
                                                                  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                 $     42,164,785         218,923            1.04%
Regular savings deposits                                                3,700,434          11,984             .65
Time deposits                                                          56,924,186         844,777            2.97
Short-term borrowings                                                   1,340,357           6,440             .96
                                                                  ----------------    ------------
         Total interest-bearing liabilities                           104,129,762       1,082,124            2.08%
                                                                                      ------------
Non-interest-bearing demand deposits                                   15,018,908
Accrued expenses and other liabilities                                    435,452
Stockholders' equity                                                   12,164,113
                                                                  ----------------
         Total Liabilities and Stockholders' Equity              $    131,748,235
                                                                  ================

         Net interest income and spread                                              $  2,229,305            2.97%
                                                                                      ============

Interest and fee income/earning assets                                       5.05 %
Interest expense/earning assets                                              1.65
                                                                  ----------------
Net interest margin                                                          3.40 %
                                                                  ================






                                           Six Months Ended June 30, 2003

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                  ----------------    ------------    ------------
ASSETS
Loans                                                               $  83,200,358    $  2,502,510            6.02%
Investment Securities                                                   1,650,873          17,907            2.17
Federal funds sold and other overnight investments                     12,738,004          50,829             .80
                                                                     -------------    ------------
         Total Earning Assets                                          97,589,235       2,571,246            5.27%
                                                                                      ------------
Less: Allowance for credit losses                                        (983,751)
Cash and due from banks                                                   824,963
Premises and equipment, net                                               699,558
Accrued interest receivable and other assets                              416,012
                                                                     -------------
         Total Assets                                               $  98,546,017
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  30,479,387         189,404            1.24%
Regular savings deposits                                                2,406,317           8,819             .73
Time deposits                                                          43,969,773         735,562            3.35
Short-term borrowings                                                   1,039,536           5,825            1.12
                                                                     -------------    ------------
         Total interest-bearing liabilities                            77,895,013         939,610            2.41%
                                                                                      ------------
Non-interest-bearing demand deposits                                   10,626,935
Accrued expenses and other liabilities                                    321,354
Stockholders' equity                                                    9,702,715
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  98,546,017
                                                                     =============

         Net interest income and spread                                              $  1,631,636            2.86%
                                                                                      ============

Interest and fee income/earning assets                                       5.27 %
Interest expense/earning assets                                              1.93
                                                                     -------------
Net interest margin                                                          3.34 %
                                                                     =============




Provision for Credit Losses

         The provision for credit losses was $104,000 and $213,721 for the three-month and six-month periods ended June 30, 2004, as compared to $138,000 and $307,500 for the three-month and six-month periods ended June 30, 2003. The provisions for each period were the direct result of growth in loan balances outstanding in all segments of the portfolio. The provisions for the three-month and six-month periods ended June 30, 2004 were lower than the same periods in the prior year due to fact that gross loans outstanding increased by approximately $16.5 million during the six months ended June 30, 2004 as compared to an increase of approximately $20.0 million for the same period in 2003. The fluctuations are reflective of the high concentration of revolving credit facilities in the loan portfolio and the unpredictable nature of customer needs to draw on these facilities. For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled "Allowance for Credit Losses and Credit Risk Management."

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges and cash management fees. For the three-month period ended June 30, 2004, the Company realized non-interest income in the amount of $143,496 as compared to $195,232 for the three-month period ended June 30, 2003. Gains on the sale of mortgage loans of $74,172 comprise 51.69% of the total for the three-month period ended June 30, 2004. This compares to gains on the sale of mortgage loans of $136,537, or 69.94% of total non-interest income, for the three-month period ended June 30, 2003.

         For the six-month period ended June 30, 2004, the Company realized non-interest income in the amount of $268,823 as compared to $326,944 for the six-month period ended June 30, 2003. Gains on the sale of mortgage loans of $131,121 comprised 48.78% of the total for the six-month period ended June 30, 2004. This compares to gains on the sale of mortgage loans of $218,516, or 66.84% of total non-interest income, for the six-month period ended June 30, 2003.

         The level of gains on the sale of mortgage loans has declined due to recent increases in long-term interest rates driven by stronger economic conditions. Additional increases in interest rates, or a slow down in the housing market, could further impact the Company's ability to maintain the same level of income associated with mortgage loan production.

         Service charges on deposit accounts totaled $57,123 and $111,578 for the three-month and six-month periods ended June 30, 2004, as compared to $50,186 and $90,752 for the three-month and six-month periods ended June 30, 2003. The increases of 13.82% and 22.95% for the three and six-month periods as compared to the same periods in 2003 can be directly attributed to the ongoing growth in the Company's deposit portfolio.

         The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month and six-month periods ended June 30, 2004, totaled $1,045,358 and $2,050,024, respectively. This compares to non-interest expense for the comparable periods in 2003 of $984,996 and $1,882,170, respectively. The increase of $167,854, or 8.92%, for the six-month period resulted from an increase in salaries and benefits of $129,594 related to staffing growth to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. Occupancy expenses increased by $15,651, or 12.29%, for the six-months ended June 30, 2004 as compared to the same period in 2003. This increase was due to scheduled rent increases as well as a reduction in sublease income of approximately $3,500 due to expansion of the Company's corporate office into previously sublet space and $8,200 of rental expense associated with new space obtained to facilitate the expansion of the Company's corporate offices. The $24,203, or 9.36%, increase in data processing and other outside services for the six-months ended June 30, 2004 as compared to the same period in 2003 is the result of increased data and item processing costs paid to external service providers. These costs are volume-driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The $36,370, or 29.97%, decrease in advertising and marketing-related expenses for the six-months ended June 30, 2004 as compared to the same period in 2003 is related to a reduction in the number of events and marketing campaigns conducted. This reduction was made possible through the use of less costly marketing methods and through the success of prior campaigns which increased the visibility of the Bank in its markets. The increase of $34,776, or 10.84%, in all other expenses relates to various costs associated with the increased size and complexity of the Company.

          Non-interest expense for the three-month period ended June 30, 2004 increased by $60,362, or 6.13%, as compared to the same period for the prior year. The increase is directly attributable to the same factors that resulted in the increase for the comparable six-month periods.

        The rate of increase in non-interest expenses is substantially less than the 33.69% increase in average assets for the six-month period ended June 30, 2004 as compared to average assets for the six-month period ended June 30, 2003. Management believes this indicates that the Company is continuing to effectively leverage its cost structure to generate profitable growth. While management expects that the ongoing growth of the Company's customer base will continue to require additional staffing in order to service customers and manage the business properly, management believes that additional growth in the customer base can continue to be accomplished without proportionate increases in these costs.

Financial Condition

Composition of the Balance Sheet

         As of June 30, 2004, total assets were $142,719,402. This represents growth of $20,391,146 or 16.67% since December 31, 2003. The growth in total assets included increases of $14,759,093 in loans held for sale, $51,200 in other equity securities, $16,323,463 in loans net of the allowance for credit losses and $251,773 in other non-earning assets. These increases were offset by decreases of $244,727 in cash and due from banks, $10,749,213 in federal funds sold and other overnight investments and $443 in investment securities available for sale.

         During the second quarter of 2004, the Company introduced a new loan program for conventional first and second residential mortgage loans. Under this program the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans that a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. The Company earns interest on these loans at a rate indexed to the prime rate. As of June 30, 2004, the Company held $14.7 million of these loans which were classified as held for sale.

         As of June 30, 2004, loans, excluding loans held for sale (net of a $1,474,000 allowance for credit losses), totaled $116,448,938. The increase of 16.30%, from a balance of $100,125,475 as of December 31, 2003, is a continuation of the growth trend established in prior periods. The Company continues to emphasize prudent growth through the hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

         The composition of the loan portfolio as of June 30, 2004 was approximately $70.0 million of commercial loans, $3.9 million of consumer loans, and $44.0 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2003 was approximately $61.9 million of commercial loans, $1.7 million of consumer loans, and $37.8 million of real estate loans (excluding mortgage loans held for sale). There were $15.7 million and $923,825 of mortgage loans held for sale as of June 30, 2004 and December 31, 2003, respectively.

         Funds not extended in loans are invested in cash and due from banks, federal funds sold and other overnight investments, and short-term U.S. Treasury securities. At June 30, 2004, the Company had federal funds sold and other overnight investments totaling $6,737,768 as compared to $17,486,981 as of December 31, 2003. The decline in investments is related to the allocation of liquid funds to the new first and second residential mortgage loan program discussed above. These loans are highly liquid but provide a significantly higher yield than federal funds sold and other overnight investments. Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

         The Company held $312,690 of Federal Reserve Bank stock at June 30, 2004 and December 31, 2003, respectively. The Company also held Federal Home Loan Bank of Atlanta stock of $219,600 and $168,400 as of June 30, 2004 and December 31, 2003, respectively, and United States Treasury bills with a maturity value of $1,550,000 as of both June 30, 2004 and December 31, 2003. The Treasury securities are used to collateralize repurchase agreements which are classified as short-term borrowings under which $1,550,000 and $1,222,000 were outstanding as of June 30, 2004 and December 31, 2003, respectively. The growth in assets was funded by deposit growth of $19,855,526, or 18.29%, and an increase in short-term borrowings of $328,000.

         Deposits at June 30, 2004 were $128,386,427, of which $7,414,461, or
5.78% are related to two customers in one industry. Deposits at December 31, 2003 were $108,530,901, of which deposits for these same customers stood at $7,749,590 or 7.14% of total deposits. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. The deposit growth resulted from the continued marketing efforts of officers and directors, direct mail campaigns and the listing of money market and certificate of deposit rates in print publications and on the Internet. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits.

         The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of June 30, 2004, the Company had outstanding certificates of deposit of approximately $30.1 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). These certificates of deposit were issued with an average yield of 2.70% and an average term of 27.4 months. Included in the $30.1 million of Internet-originated certificates of deposit is $593,374 that has been classified as "Brokered Deposits" for bank regulatory purposes. These "Brokered Deposits" were issued in average amounts of approximately $98,896 with an average yield of 3.79% and an average term of
33.05 months. As of December 31, 2003, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $25 million, of which $790,157 were classified as "Brokered Deposits." The Company has never paid broker fees for deposits. Additionally, the Company has not accepted any new "Brokered Deposits" since August 2002.

         Core deposits, which management categorizes as all deposits other than national market certificates of deposit and all but $2.0 million of deposits from the two large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $92,852,213 as of June 30, 2004, up 19.44% from $77,742,030 as of December
31, 2003. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

         Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of short-term borrowings increased from $1,222,000 at December 31, 2003 to $1,550,000 at June 30, 2004, due to increases in the balance of available funds of the customers participating in this program.

         Total stockholders' equity at June 30, 2004 was $12,300,883 as compared to $12,066,500 at December 31, 2003. The increase in stockholders' equity is a result of the positive operating results for the six months ended June 30, 2004. Management believes that this level of capital is adequate to support expected asset growth for at least the next 12 months.

Allowance for Credit Losses and Credit Risk Management

         Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The Company charges the provision for credit losses to earnings to maintain the total allowance for credit losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Bay National Corporation's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio and concentrations of risk (if any). The Company charges losses on loans against the allowance when it is believed that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

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

         The reserve factors used are based on management's judgment as to appropriate reserve percentages for various categories of loans, and adjusting those values based on the following: historical losses in each category; historical and current delinquency in each category; underwriting standards in each category; comparison of losses and delinquencies to peer group performance; and an assessment of the likely impact of economic and other external conditions on the performance of each category.

         A test of the adequacy of the allowance for credit losses is performed and reported to the Board of Directors on a monthly basis. Management uses the information available to make a determination with respect to the allowance for credit losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers, or generally in the economy, and new information that becomes available. However, there are no assurances that the allowance for credit losses will be sufficient to absorb losses on nonperforming assets, or that the allowance will be sufficient to cover losses on nonperforming assets in the future.

         The allowance for credit losses as of June 30, 2004 and December 31, 2003 was $1,474,000 and $1,266,500, respectively. The amount equates to 1.25% of outstanding loans, net of loans held for sale, as of June 30, 2004 and December 31, 2003. This percentage has remained consistent because no additional information has indicated that the overall level of reserves is inappropriate. Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

         As of June 30, 2004 the Company had no loans that were more than 90 days past due. The Company has no loans that are classified as non-accrual loans as of June 30, 2004. The Company had loan charge-offs of $6,221 during the six-months ended June 30, 2004 with no charge-offs occurring during the three-months ended June 30, 2004. These charge-offs were the first losses incurred since the Company's inception in 2000.

Liquidity and Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities, and loans held for sale which can be liquidated in a timeframe which is usually less than 30 days. The Company also has commitments for a total of $4.0 million of borrowing availability under unsecured Federal funds lines of credit with two separate financial institutions, and approximately $9.0 million of borrowing capacity with the Federal Home Loan Bank of Atlanta. The credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.

         As of June 30, 2004, the Company had $328,397 in cash and due from banks, and $6,737,768 in federal funds sold and other overnight investments. This represents a decrease in liquid assets of $10,993,940, or 60.87%, since December 31, 2003, at which time liquid assets consisted of $573,124 in cash and due from banks, and $17,486,981 in federal funds sold and other overnight investments. The decrease in the overall level of liquid assets is the result of the funding of the previously discussed loan program for conventional first and second residential mortgage loans, and the availability of the previously discussed borrowing facilities which have allowed management to carry lower levels of cash and overnight investments.

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

       The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2004, which are expected to mature or reprice in each of the time periods shown:



                                                                    Maturity or repricing within
                                                 Percent       0 to 3     4  to 12      1 to 5    Over 5
                                     Amount     of Total       Months      Months       Years      Years
                                     ------     --------       ------       ------       -----      -----
Interest-earning assets
   Federal funds sold and other
   overnight investments          $ 6,737,768        4.73%  $ 6,737,768  $     -       $    -       $    -
   Loans held for sale             15,682,918       11.01    15,682,918
     Loans - Variable rate         82,567,589       57.97    82,567,589        -            -            -
     Loans - Fixed rate            35,355,349       24.83     2,819,666    6,752,018    24,570,004   1,213,661
   Other earning assets             2,079,645        1.46     1,547,355        -            -          532,290
                                   ----------- -----------  -----------  -----------   -----------  ----------
      Total interest-earning
         assets                  $142,423,269      100.00% $109,355,296  $ 6,752,018   $24,570,004  $1,745,951
                                 ============  ===========  ===========  ===========   ===========  ==========

Interest-bearing liabilities
   Deposits - Variable rate       $50,969,488       45.06%  $50,969,488  $    -        $   -        $    -
   Deposits - Fixed rate           60,583,534       53.57     8,572,330   25,025,621    26,985,583       -
   Short-term borrowings -
      Variable rate                 1,550,000        1.37     1,550,000       -            -             -
                                 ------------  -----------  -----------  -----------   -----------  ----------
      Total interest-bearing
         liabilities             $113,103,022      100.00%  $61,091,818  $25,025,621   $26,985,583  $    -
                                 ============  ===========  ===========  ===========   ===========  ==========

Periodic repricing differences

   Periodic gap                                             $48,263,478  $(18,273,603) $(2,415,579) $1,745,951
                                                            ===========  ===========   ===========  ==========
   Cumulative gap                                           $48,263,478  $ 29,989,875  $27,574,296  $29,320,247
                                                            ===========  ===========   ===========  ==========

Ratio of rate sensitive assets
    to rate sensitive liabilities                                179.00%       26.98%       91.05%     N/A


         The Company has 73.71% of its interest-earning assets and 46.43% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $29,320,247. The majority of this gap is concentrated in items maturing or repricing within 12 months. This gap is generally reflective of the Company's emphasis on originating variable rate loans, and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

         Outstanding loan commitments and lines and letters of credit as of June 30, 2004 and December 31, 2003 are as follows:

                                               June 30      December 31
                                                2004           2003
                                           -------------  -------------
         Loan commitments                  $   7,031,595  $  11,458,333
         Unused lines of credit               39,874,839     32,234,145
         Letters of credit                     2,038,001      2,167,501

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

         The increase in the overall level of loan commitments and unused lines of credit as of June 30, 2004 as compared to loan commitments and unused lines of credit as of December 31, 2003, is a direct result of the same marketing activities that resulted in the 16.30% increase in outstanding loans.

Capital Resources

         The Company had stockholders' equity at June 30, 2004 of $12,300,883 as compared to $12,066,500 at December 31, 2003. The increase in capital is a result of the positive operating results for the six-month period ended June 30, 2004. The Company has declared no cash dividends since its inception.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at June 30, 2004.

Reconciliation of Non-GAAP Measures

         Below is a reconciliation of total deposits to core deposits as of June 30, 2004 and December 31, 2003, respectively:

                                                   June 30      December 31
                                                     2004          2003
                                                -------------   --------------
Total deposits                                 $  128,386,427  $  108,530,901
National market certificates of deposit           (30,119,753)    (25,039,281)
Variable balance accounts (2 customers)            (5,414,461)     (5,749,590)

                                                -------------   --------------
Core deposits                                  $   92,852,213  $   77,742,030
                                                =============   ==============

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

         In addition, there were no changes in Bay National Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation's internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Securities Holders.

                  At the Company's Annual Meeting of Stockholders held May 25, 2004, the following directors were elected to serve a three-year term expiring upon the date of the Company's 2007 Annual Meeting or until their respective successors are duly elected and qualified.

                                                     Votes Cast

                                         For          Withheld         Total
                                        ----          --------         -----
William B. Rinnier                    1,433,590          5,000      1,438,590
Edwin A. Rommel III                   1,433,590          5,000      1,438,590
Henry H. Stansbury                    1,438,590              -      1,438,590
Kenneth H. Trout                      1,438,590              -      1,438,590
Eugene M. Waldron, Jr.                1,429,590          9,000      1,438,590

Names of other directors continuing in office:

Carroll A. Bodie
Charles E. Bounds
Gary T. Gill
John R. Lerch
Donald G. McClure, Jr.
Hugh W. Mohler
Robert L. Moore
H. Victor Rieger, Jr.
Margaret K. Riehl
Carl A.J. Wright

           At the Company's Annual Meeting of Stockholders held May 25, 2004, the selection of Stegman & Company to serve as independent auditors for the 2004 fiscal year was ratified by the following vote:

                                       Votes Cast

            For             Against              Abstain              Total
            ---             -------              -------              -----
         1,411,390           20,700               6,500             1,438,590

There were no broker nonvotes on these matters.

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


(b)      Reports on Form 8-K.

         Form 8-K filed, dated April 27, 2004, Items 7, 9 and 12.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Bay National Corporation


Date: August 13, 2004                  By: /s/ Hugh W. Mohler
                                           -------------------------------------
                                            Hugh W. Mohler, President
                                           (Principal Executive Officer)


Date: August 13, 2004                  By: /s/ Mark A. Semanie
                                           -------------------------------------
                                             Mark A. Semanie, Treasurer
                                            (Principal Accounting and Financial
                                             Officer)