Form 10QSB
period 2004-09-30
BAY NATIONAL CORP
filed 2004-11-12
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2004.

                        Commission file number: 333-87781



                            Bay National Corporation
        (Exact name of small business issuer as specified in its charter)

              Maryland                              52-2176710
---------------------------------------  --------------------------------------
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

         At November 10, 2004, the issuer had 1,918,960 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                                       ---   ---


PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------

                            BAY NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                 As of September 30, 2004 and December 31, 2003

                                                                                 September 30,         December 31,
                                                                                      2004                 2003
                                                                                ----------------      ---------------
ASSETS                                                                            (Unaudited)

     Cash and due from banks                                                  $         669,917      $       573,124
     Federal funds sold and other overnight investments                              19,547,037           17,486,981
     Loans held for sale                                                              7,080,788              923,825
     Investment securities available for sale (AFS) - at fair value                   1,545,931            1,547,798
     Other equity securities                                                            537,690              481,090
     Loans, net of unearned fees                                                    128,825,220          101,391,975
         Less: Allowance for credit losses                                           (1,610,500)          (1,266,500)
                                                                                ----------------      ---------------
              Loans, net                                                            127,214,720          100,125,475
     Premises and equipment, net                                                        631,190              637,612
     Accrued interest receivable and other assets                                       708,623              552,351
                                                                                ----------------      ---------------

              Total Assets                                                    $     157,935,896      $   122,328,256
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $      19,090,600      $    14,277,909
     Interest-bearing deposits                                                      123,194,245           94,252,992
                                                                                ----------------      ---------------
         Total deposits                                                             142,284,845          108,530,901

     Short-term borrowings                                                            1,550,000            1,222,000
     Accrued expenses and other liabilities                                             643,296              508,855
     Note payable                                                                       500,000             -
                                                                                ----------------      ---------------

              Total Liabilities                                                     144,978,141          110,261,756
                                                                                ----------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,903,960 and 1,862,710 issued and outstanding as of September 30, 2004 and December 31, 2003,
         respectively:                                                                   19,040               18,627
     Additional paid in capital                                                      17,262,921           16,850,834
     Accumulated deficit                                                             (4,324,206)          (4,802,961)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                             12,957,755           12,066,500
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $     157,935,896      $   122,328,256
                                                                                ================      ===============



          See accompanying notes to consolidated financial statements.


                            BAY NATIONAL CORPORATION

                  CONSOLIDATED STATEMENTS OF OPERATIONS For the
                  ---------------------------------------------
         three and nine-month periods ended September 30, 2004 and 2003
                                   (Unaudited)

                                                       Three Months Ending               Nine Months Ending
                                                           September 30                     September 30
                                                   -----------------------------    -----------------------------
                                                      2004             2003             2004            2003
                                                   ------------     ------------    -------------    ------------
INTEREST INCOME:
   Interest and fees on loans                     $  1,947,348     $  1,394,714    $   5,186,493    $  3,897,224
   Interest on federal funds sold and other
     overnight investments                              46,725           37,699           99,224          88,528
   Taxable interest and dividends on investment
     securities                                          7,035            5,307           26,820          23,214
                                                   ------------     ------------    -------------    ------------
     Total interest income                           2,001,108        1,437,720        5,312,537       4,008,966
                                                   ------------     ------------    -------------    ------------

INTEREST EXPENSE:
   Interest on deposits                                649,532          505,284        1,725,216       1,439,069
   Interest on short-term borrowings                     6,178            2,942           12,618           8,767
                                                   ------------     ------------    -------------    ------------
     Total interest expense                            655,710          508,226        1,737,834       1,447,836
                                                   ------------     ------------    -------------    ------------

Net interest income                                  1,345,398          929,494        3,574,703       2,561,130

Provision for credit losses                            136,500           48,000          350,221         355,500
                                                   ------------     ------------    -------------    ------------

Net interest income after provision for
   credit losses                                     1,208,898          881,494        3,224,482       2,205,630
                                                   ------------     ------------    -------------    ------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                  66,447           58,263          178,025         149,015
   Gain on sale of mortgage loans                       50,576          102,060          181,697         320,576
   Other income                                         15,579            9,563           41,703          27,239
                                                   ------------     ------------    -------------    ------------
     Total non-interest income                         132,602          169,886          401,425         496,830
                                                   ------------     ------------    -------------    ------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                      621,937          530,946        1,805,823       1,585,238
   Occupancy expenses                                   80,930           66,041          223,945         193,405
   Furniture and equipment expenses                     62,912           60,533          185,482         159,091
   Legal and professional fees                          49,087           39,508          122,335         119,368
   Data processing and other outside services          133,391          138,096          416,051         396,553
   Advertising and marketing related expenses           55,687           42,940          140,661         164,284
   Other expenses                                       93,184           65,968          252,855         208,263
                                                   ------------     ------------    -------------    ------------
     Total non-interest expenses                     1,097,128          944,032        3,147,152       2,826,202
                                                   ------------     ------------    -------------    ------------

Income (loss) before income taxes                      244,372          107,348          478,755        (123,742)
Income tax benefit                                      -                -               -                -
                                                   ------------     ------------    -------------    ------------
NET INCOME (LOSS)                                 $    244,372     $    107,348    $     478,755    $   (123,742)
                                                   ============     ============    =============    ============


Per Share Data:
   Cash Dividends Paid                            $     -                -         $     -          $     -

   Net Income (Loss) (basic)                      $        .13     $        .06    $         .26    $       (.08)
   Net Income (Loss) (diluted)                    $        .13     $        .06    $         .25    $       (.08)

   Weighted Average shares outstanding (basic)       1,872,058        1,862,710        1,865,849       1,592,153
   Effect of Dilution - Stock options and
     Warrants                                           60,799           25,595           60,416          -
                                                   ------------     ------------    -------------    ------------
   Weighted Average shares outstanding (diluted)     1,932,857        1,888,305        1,926,265       1,592,153
                                                   ============     ============    =============    ============

                        See accompanying notes to consolidated financial statements.



                            BAY NATIONAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
             For the nine-months ended September 30, 2004 and 2003
                                   (Unaudited)

                                                            Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit            Total
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2003           $      18,627     $   16,850,834    $     (4,802,961)    $  12,066,500

Issuance of Common Stock                          413            412,087            -                  412,500

Net Income                                    -                  -                   478,755           478,755

                                         -------------     --------------    -----------------    -------------
Balances at September 30, 2004          $      19,040     $   17,262,921    $     (4,324,206)    $  12,957,755
                                         =============     ==============    =================    =============




                                                            Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit            Total
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2002           $      12,420     $   12,407,780    $     (4,810,542)    $   7,609,658

Issuance of Common Stock                        6,207          4,443,054            -                4,449,261

Net Loss                                      -                  -                  (123,742)         (123,742)

                                         -------------     --------------    -----------------    -------------
Balances at September 30, 2003          $      18,627     $   16,850,834    $     (4,934,284)    $  11,935,177
                                         =============     ==============    =================    =============

          See accompanying notes to consolidated financial statements.


                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
             For the nine-months ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                2004                   2003
                                                                            -------------          -------------
Cash Flows From Operating Activities
   Net income (loss)                                                       $     478,755          $    (123,742)
   Adjustments to reconcile net income (loss) to net cash provided (used)
     by operating activities:
       Depreciation                                                              146,386                141,611
       Accretion of investment discounts                                         (12,250)               (11,052)
       Provision for credit losses                                               350,221                355,500
       Gain on sale of loans held for sale                                      (181,697)              (320,576)
       Origination of loans held for sale                                    (72,407,201)           (30,896,141)
       Proceeds from sale of loans                                            66,431,935             32,493,097
       Net increase in accrued interest receivable and other assets             (156,272)               (92,677)
       Net increase (decrease) in accrued expenses and other liabilities         134,441               (222,228)
                                                                            -------------          -------------

            Net cash (used) provided by operating activities                  (5,215,682)             1,323,792
                                                                            -------------          -------------

Cash Flows From Investing Activities
   Purchases of investment securities - AFS                                   (4,635,883)            (4,738,252)
   Maturities of investment securities - AFS                                   4,650,000              4,150,000
   Purchase of Federal Reserve Bank stock                                        -                      (36,750)
   Purchase of Federal Home Loan Bank of Atlanta stock                           (56,600)               (88,500)
   Loan disbursements in excess of principal payments                        (27,439,466)           (28,433,940)
   Capital expenditures                                                         (139,964)              (109,801)
                                                                            -------------          -------------

            Net cash used by investing activities                            (27,621,913)           (29,257,243)
                                                                            -------------          -------------

Cash Flows From Financing Activities
   Net increase in deposits                                                   33,753,944             30,914,752
   Net increase in short-term borrowings                                         328,000                947,000
   Net proceeds from notes payable                                               500,000                -
   Net proceeds from stock issuance                                              412,500              4,449,261
                                                                            -------------          -------------

           Net cash provided by financing activities                          34,994,444             36,311,013
                                                                            -------------          -------------

Net  increase in cash and cash equivalents                                     2,156,849              8,377,562
Cash and cash equivalents at beginning of period                              18,060,105             12,115,736
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                 $  20,216,954          $  20,493,298
                                                                            =============          =============

Cash paid for:
   Interest                                                                $   1,678,360          $   1,430,001
   Income taxes                                                            $     -                $     -

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

         As of September 30, 2004, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

           For the nine-month period ended September 30, 2003, the effect of incremental shares from options and warrants of 204,156 has been excluded from diluted weighted average shares as the effect would have been antidilutive.

5.    STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company's stock option plan were recorded during the three-month and nine-month periods ended September 30, 2004 and 2003.

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-month and nine-month periods ended September 30:


                                                   Three Months Ending                 Nine Months Ending
                                                       September 30                       September 30
                                               -----------------------------     --------------------------------
                                                  2004             2003              2004               2003
                                               ------------     ------------     -------------       ------------

INTEREST INCOME:
Net income (loss), as reported                $    244,372     $    107,348     $     478,755       $   (123,742)

 Less pro forma stock-based compensation
   expense determined under the fair value
   method                                           (1,404)          (1,404)          (73,076)           (68,554)
                                               ------------     ------------     -------------       ------------
 Pro forma net income (loss)                  $    242,968     $    105,944     $     405,679       $   (192,296)
                                               ============     ============     =============       ============

 Net income (loss) per share:
   Basic - as reported                        $        .13     $        .06     $         .26       $       (.08)
   Diluted - as reported                      $        .13     $        .06     $         .25       $       (.08)
   Basic - pro forma                          $        .13     $        .06     $         .22       $       (.12)
   Diluted - pro forma                        $        .13     $        .06     $         .21       $       (.12)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of September 30, 2004 and December 31, 2003 and for the three-month and nine-month periods ended September 30, 2004 and 2003.

General

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

         The Bank was formed to serve the business communities of North Baltimore and Salisbury, Maryland.

Overview

         The Company continued a pattern of strong growth during the three-month and nine-month periods ended September 30, 2004. This growth has resulted in improved operating results as compared to prior periods. Key measurements for the three-month and nine-month periods ended September 30, 2004 include the following:

         o Total assets at September 30, 2004 increased by 29.11% to $157.9 million as compared to $122.3 million as of December 31, 2003.

         o Net loans outstanding increased by 27.06% from $100.1 million as of December 31, 2003 to $127.2 million as of September 30, 2004.

         o Nonperforming loans at September 30, 2004 totaled approximately $11,000. Appropriate reserves for loan losses continue to be maintained.

         o Deposits at September 30, 2004 were $142.3 million, an increase of $33.8 million or 31.10% from December 31, 2003.

         o On September 28, 2004, the Company entered into a $5 million, three year unsecured non-revolving credit facility with another financial institution. The proceeds from the credit facility will be used to provide regulatory capital to the Bank. The loan bears interest at the prime rate. As of September 30, 2004, $500,000 was outstanding under this facility.

         o The Company realized net income of $244,372 and $478,755 for the three-month and nine-month periods ended September 30, 2004. This compares to net income of $107,348 and a net loss of $(123,742) for the three-month and nine-month periods ended September 30, 2003.

         o Net interest income, the Company's main source of income, was $1.3 million and $3.6 million during the three-month and nine-month periods ended September 30, 2004 compared to $929,494 and $2.6 million for the same periods in 2003. This represents increases of 44.75% and 39.58% for the three-months and nine-months ended September 30, 2004 as compared to the same periods in 2003.

         o Loan charge-offs were $6,221 for the nine-month period ended September 30, 2004. There were no charge-offs for the same period in 2003.

         o Non-interest income declined by $37,284 and $95,405, or 21.95% and 19.20%, for the three-month and nine-month periods ended September 30, 2004, as compared to the three-month and nine-month periods ended September 30, 2003.

         o Non-interest expenses increased by $153,096 or 16.22%, and $320,950 or 11.36% for the three-month and nine-month periods ended September 30, 2004, as compared to the same periods ended September 30, 2003.

         o The market price of common shares ended the quarter at $11.25, up 11.39% from the closing price of $10.10 on December 31, 2003.

         A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

Overview

         The Company recorded net income of $244,372 and $478,755 for the three-month and nine-month periods ended September 30, 2004. This compares to net income of $107,348 and a net loss of $(123,742) for the same periods in 2003. This is an improvement of $137,024 for the three-month period and $602,497 for the nine-month period. This significant improvement in results for the periods is due to the continued strong growth of the loan portfolio, which reached the levels necessary to generate sufficient net interest income to cover operating expenses. The losses incurred through May 31, 2003 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation. The Company achieved marginal monthly profitability for the month of June 2003, its 37th full month of operations.

         Bay National Bank's mortgage division, based in Salisbury, Maryland, originates conventional first and second residential mortgage loans. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the mortgage division has been a significant contributor to operating results. For the three-month periods ended September 30, 2004 and 2003, gains on the sale of mortgage loans totaled $50,576 and $102,060, respectively. For the nine-month periods ended September 30, 2004 and 2003, gains on the sale of mortgage loans totaled $181,697 and $320,576, respectively. The level of gains on the sale of mortgage loans has declined in 2004 due to the strengthening of economic conditions and the resulting increase in long-term interest rates as compared to the rates in effect during the first half of 2003. An increase in rates traditionally has a negative impact on mortgage loan production due to a reduction in the incentive for borrowers to refinance existing mortgages or purchase new homes.

         During the second quarter of 2004, the Company introduced a new loan program for conventional first and second residential mortgage loans. Under this program the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans which a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. During this holding period, the Company earns interest on these loans at a rate indexed to the prime rate. The primary risk to the Company is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. As of September 30, 2004, the Company held $7.0 million of these loans which were classified as held for sale. The Company earned $186,407 of interest on this program from inception through September 30, 2004.

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

         As previously stated, net interest income was $1.3 million and $3.6 million during the three-month and nine-month periods ended September 30, 2004 as compared to $929,494 and $2.6 million for the same periods in 2003. This represents increases of 44.75% and 39.58% for the three-month and nine-months ended September 30, 2004 as compared to the same periods in 2003.

         Interest income from loans and investments for the three-month and nine-month periods ended September 30, 2004 was $2,001,108 and $5,312,537, respectively, compared to $1,437,720 and $4,008,966 for the three-month and nine-month periods ended September 30, 2003. The 39.19% and 32.52% increases over the same periods in 2003 are directly related to the 31.05% increase in average interest-earning assets for the nine-months ended September 30, 2004 as compared to the same period in 2003. The increase in average interest-earning assets was also aided by a slight increase in average yields due to three .25% increases in the target federal funds rate since June 30, 2004. The yields on these assets increased from 5.08% for the nine months ended September 30, 2003 to 5.14% for the nine months ended September 30, 2004.

         The percentage of average interest-earning assets represented by loans was 87.12% and 82.33% for the nine-month periods ended September 30, 2004 and 2003, respectively. An increase in the percentage of interest-earning assets represented by the loan portfolio would normally result in an increase in average yields on interest-earning assets. However, loan yields have fluctuated as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 1.25% at December 31, 2002 to 1.00% effective June 25, 2003. For the nine-month period ended September 30, 2004, the average yield on the loan portfolio decreased to 5.76% from 6.00% for the nine-month period ended September 30, 2003. This decrease is primarily due to the difference in the target federal funds rate in effect for the periods. The Federal Reserve increased its target for the federal funds rate to: 1.25% effective June 30, 2004; 1.50% effective August 10, 2004; and 1.75% effective September 21, 2004. While these increases had minimal effect on the Company's results for the three-month and nine-month periods ended September 30, 2004, improved yields on earning assets in future periods should occur.

        The average yield on the investment portfolio, including overnight investments, was .95% for the nine-month period ended September 30, 2004 as compared to .80% for the same period in 2003. The improvement in the average yield was a direct result of the most recent Federal Reserve actions discussed above, as well as an increase in the holdings of Federal Reserve and Federal Home Loan bank stocks, which pay dividend yields greater than the prevailing federal funds rates. The percentage of average interest-earning assets represented by investments was 12.88% and 17.67% for the nine-month periods ended September 30, 2004 and 2003, respectively.

         Interest expense from deposits and short-term borrowings for the three-month and nine-month periods ended September 30, 2004 was $655,710 and $1,737,834, respectively. This compares to $508,226 and $1,447,836 for the comparable periods in 2003. The 29.02% and 20.03% increases over the three and nine-month periods in 2003 are a result of a 30.80% increase in average interest-bearing liabilities for the nine-month period ended September 30, 2004 as compared to the same period in 2003. The increase in interest expense resulting from the growth in interest-bearing liabilities was offset by decreases in average rates paid. Average rates paid on these liabilities declined from 2.31% for the nine-month period ended September 30, 2003 to 2.12% for the nine-month period ended September 30, 2004.

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


                                        Nine Months Ended September 30, 2004

                                                                      Average          Interest         Yield/
                                                                      Balance          and fees          Rate
                                                                      -------          --------          ----
ASSETS
Loans                                                            $    120,097,860    $  5,186,493            5.76%
Investment Securities                                                   2,022,488          26,820            1.77
Federal funds sold and other overnight investments                     15,729,612          99,224             .84
                                                                  ----------------    ------------
         Total Earning Assets                                         137,849,960       5,312,537            5.14%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,406,395)
Cash and due from banks                                                   859,704
Premises and equipment, net                                               650,349
Accrued interest receivable and other assets                              556,700
                                                                  ----------------
         Total Assets                                            $    138,510,318
                                                                  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                 $     44,806,717         359,507            1.07%
Regular savings deposits                                                4,015,492          19,556             .65
Time deposits                                                          59,201,495       1,346,153            3.03
Short-term borrowings                                                   1,456,369          12,618            1.16
                                                                  ----------------    ------------
         Total interest-bearing liabilities                           109,480,073       1,737,834            2.12%
                                                                                      ------------
Non-interest-bearing demand deposits                                   16,306,404
Accrued expenses and other liabilities                                    463,110
Stockholders' equity                                                   12,260,731
                                                                  ----------------
         Total Liabilities and Stockholders' Equity              $    138,510,318
                                                                  ================

         Net interest income and spread                                              $  3,574,703            3.02%
                                                                                      ============

Interest and fee income/earning assets                                       5.14 %
Interest expense/earning assets                                              1.68
                                                                  ----------------
Net interest margin                                                          3.46 %
                                                                  ================



                                        Nine Months Ended September 30, 2003

                                                                      Average          Interest         Yield/
                                                                      Balance          and fees          Rate
                                                                      -------          --------          ----
ASSETS
Loans                                                            $     86,597,916    $  3,897,224            6.00%
Investment Securities                                                   1,767,831          23,214            1.75
Federal funds sold and other overnight investments                     16,824,118          88,528             .70
                                                                  ----------------    ------------
         Total Earning Assets                                         105,189,865       4,008,966            5.08%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,048,040)
Cash and due from banks                                                   966,645
Premises and equipment, net                                               697,910
Accrued interest receivable and other assets                              420,175
                                                                  ----------------
         Total Assets                                            $    106,226,555
                                                                  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                 $     33,305,177         289,794            1.16%
Regular savings deposits                                                2,757,423          14,460             .70
Time deposits                                                          46,480,030       1,134,815            3.26
Short-term borrowings                                                   1,159,959           8,767            1.01
                                                                  ----------------    ------------
         Total interest-bearing liabilities                            83,702,589       1,447,836            2.31%
                                                                                      ------------
Non-interest-bearing demand deposits                                   12,181,260
Accrued expenses and other liabilities                                    357,272
Stockholders' equity                                                    9,985,434
                                                                  ----------------
         Total Liabilities and Stockholders' Equity              $    106,226,555
                                                                  ================

         Net interest income and spread                                              $  2,561,130            2.77%
                                                                                      ============

Interest and fee income/earning assets                                       5.08 %
Interest expense/earning assets                                              1.84
                                                                  ----------------
Net interest margin                                                          3.24 %
                                                                  ================


Provision for Credit Losses

         The provision for credit losses was $136,500 and $350,221 for the three-month and nine-month periods ended September 30, 2004, as compared to $48,000 and $355,500 for the three-month and nine-month periods ended September 30, 2003. The provisions for each period were the direct result of growth in loan balances outstanding in all segments of the portfolio. The provision for the nine-month period ended September 30, 2004 was nominally lower than the same period in the prior year due to fact that gross loans outstanding increased by approximately $27.4 million during that period as compared to an increase of approximately $28.4 million for the same period in 2003. For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled "Allowance for Credit Losses and Credit Risk Management."

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month period ended September 30, 2004, the Company realized non-interest income in the amount of $132,602 as compared to $169,886 for the three-month period ended September 30, 2003. Gains on the sale of mortgage loans of $50,576 comprise 38.14% of the total for the three-month period ended September 30,

2004. This compares to gains on the sale of mortgage loans of $102,060, or 60.01% of total non-interest income, for the three-month period ended September 30, 2003.

         For the nine-month period ended September 30, 2004, the Company realized non-interest income in the amount of $401,425 as compared to $496,830 for the nine-month period ended September 30, 2003. Gains on the sale of mortgage loans of $181,697 comprised 45.26% of the total for the nine-month period ended September 30, 2004. This compares to gains on the sale of mortgage loans of $320,576, or 64.52% of total non-interest income, for the nine-month period ended September 30, 2003.

         The level of gains on the sale of mortgage loans has declined due to recent increases in long-term interest rates driven by stronger economic conditions. Additional increases in interest rates, or a slow down in the housing market, could further impact the Company's ability to maintain the same level of non-interest income associated with mortgage loan production.

         Service charges on deposit accounts totaled $66,447 and $178,025 for the three-month and nine-month periods ended September 30, 2004, as compared to $58,263 and $149,015 for the three-month and nine-month periods ended September 30, 2003. The increases of 14.05% and 19.47% for the three and nine-month periods, as compared to the same periods in 2003, can be directly attributed to the ongoing growth in the Company's deposit portfolio.

         The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month and nine-month periods ended September 30, 2004, totaled $1,097,128 and $3,147,152, respectively. This compares to non-interest expense for the comparable periods in 2003 of $944,032 and $2,826,202, respectively. The increase of $320,950, or 11.36%, for the nine-month period resulted from an increase in salaries and benefits of $220,585 related to staffing growth to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. Occupancy expenses increased by $30,540, or 15.79%, for the nine-months ended September 30, 2004 as compared to the same period in 2003. This increase was due in part to scheduled rent increases as well as a reduction in sublease income of approximately $7,700 due to expansion of the Company's corporate office into previously sublet space, and $14,400 of rental expenses associated with new space obtained to facilitate the expansion of the Company's corporate offices. The $19,498, or 4.92%, increase in data processing and other outside services for the nine-months ended September 30, 2004 as compared to the same period in 2003 is the result of increased data and item processing costs paid to external service providers. These costs are volume-driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The $23,623, or 14.38%, decrease in advertising and marketing-related expenses for the nine-months ended September 30, 2004 as compared to the same period in 2003 is related to a reduction in the number of events and marketing campaigns conducted. This reduction was made possible through the use of more efficient marketing methods and through the success of prior campaigns which increased the visibility of the Bank in its markets. The increase of $73,950, or 15.20%, in all other expenses relates to various costs associated with the increased size and complexity of the Company.

          Non-interest expense for the three-month period ended September 30, 2004 increased by $153,096, or 16.22%, as compared to the same period for the prior year. The increase is directly attributable to the same factors that resulted in the increase for the comparable nine-month periods.

        The rate of increase in non-interest expenses is substantially less than the 39.58% increase in net interest income for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003. Management believes this indicates that the Company is continuing to effectively leverage its cost structure to generate profitable growth. While management expects that the ongoing growth of the Company's customer base will continue to require additional staffing in order to appropriately service customers and manage the business effectively, management believes that additional growth in the customer base can continue to be accomplished without proportionate increases in these costs.

Income Taxes

        When the realization of deferred income taxes is deemed to be more likely than not, the recordation of previously unrecorded net deferred income tax assets will have a positive effect on the earnings in the period when such determination is made. As of December 31, 2003, the Company had net deferred tax assets of approximately $1.8 million that were eliminated through a valuation allowance. Subsequent to the recordation of deferred taxes, the Company will begin to record income tax expense at the statutory rate. Since inception, the Company has not recorded any income tax expense or benefit. Recognizing income tax expense in future periods will have a detrimental effect on reported earnings.

Financial Condition

Composition of the Balance Sheet

         As of September 30, 2004, total assets were $157,935,896. This represents growth of $35,607,640 or 29.11% since December 31, 2003. The growth in total assets included increases of $96,793 in cash and due from banks, $2,060,056 in federal funds sold and other overnight investments, $6,156,963 in loans held for sale, $56,600 in other equity securities, $27,089,245 in loans net of the allowance for credit losses and $149,850 in other non-earning assets. These increases were offset by a slight decrease of $1,867 in investment securities available for sale.

         During the second quarter of 2004, the Company introduced a new loan program for conventional first and second residential mortgage loans. Under this program the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans that a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. The Company earns interest on these loans at a rate indexed to the prime rate. As of September 30, 2004, the Company held $7.0 million of these loans which were classified as held for sale.

         As of September 30, 2004, loans, excluding loans held for sale (net of a $1,610,500 allowance for credit losses), totaled $127,214,720. The increase of 27.06%, from a balance of $100,125,475 as of December 31, 2003, is a continuation of the growth trend established in prior periods. The Company continues to emphasize prudent growth through the hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

         The composition of the loan portfolio as of September 30, 2004 was approximately $69.6 million of commercial loans, $2.3 million of consumer loans, and $56.9 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2003 was approximately $61.9 million of commercial loans, $1.7 million of consumer loans, and $37.8 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $7.1 million and $923,825 as of September 30, 2004 and December 31, 2003, respectively.

         Funds not extended in loans are invested in cash and due from banks, federal funds sold and other overnight investments, and short-term U.S. Treasury securities. At September 30, 2004, the Company had federal funds sold and other overnight investments totaling $19,547,037 as compared to $17,486,981 as of December 31, 2003. The Company held $312,690 of Federal Reserve Bank stock at September 30, 2004 and December 31, 2003, respectively. The Company also held Federal Home Loan Bank of Atlanta stock of $225,000 and $168,400 as of September 30, 2004 and December 31, 2003, respectively, and United States Treasury bills with a maturity value of $1,550,000 as of both September 30, 2004 and December 31, 2003. The Treasury securities are used to collateralize repurchase agreements which are classified as short-term borrowings under which $1,550,000 and $1,222,000 were outstanding as of September 30, 2004 and December 31, 2003, respectively. The increase in total assets is related to the strong deposit growth of $33.8 million or 31.10% since December 31, 2003, as well as $328,000 in additional short-term borrowings, $500,000 in borrowings under a note payable, and $412,500 in proceeds from the issuance of common stock upon the exercise of stock warrants. Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

         Deposits at September 30, 2004 were $142,284,845, of which $7,798,704, or 5.48% are related to two customers in one industry. Deposits at December 31, 2003 were $108,530,901, of which deposits for these same customers stood at $7,749,590 or 7.14% of total deposits. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. Deposit growth resulted from the continued marketing efforts of officers and directors, direct mail campaigns and the listing of money market and certificate of deposit rates in print publications and on the national market. Management has set the interest rates paid on deposits to be competitive in the market and will continue its marketing activities to generate growth in deposits.

         The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of September 30, 2004, the Company had outstanding certificates of deposit of approximately $30.2 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). These certificates of deposit were issued with an average yield of 2.82% and an average term of 29.6 months. Included in the $30.2 million of Internet-originated certificates of deposit is $394,013 that has been classified as "Brokered Deposits" for bank regulatory purposes. These "Brokered Deposits" were issued in average amounts of approximately $98,503 with an average yield of 3.62% and an average term of
40.53 months. As of December 31, 2003, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $25 million, of which $790,157 were classified as "Brokered Deposits." The Company has never paid broker fees for deposits. Additionally, the Company has not accepted any new "Brokered Deposits" since August 2002.

         Core deposits, which management categorizes as all deposits other than national market certificates of deposit and all but $2.0 million of deposits from the two large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $106,271,575 as of September 30, 2004, up 36.70% from $77,742,030 as of
December 31, 2003. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

         Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of short-term borrowings increased from $1,222,000 at December 31, 2003 to $1,550,000 at September 30, 2004, due to
increases in the balance of available funds for customers participating in this program.

         Note payable consists of $500,000 borrowed under a $5 million, three-year unsecured non-revolving credit facility executed on September 28, 2004 with another financial institution. Borrowings under the credit facility will be used to provide regulatory capital to the Bank. The loan bears interest at the prime rate.

         Total stockholders' equity at September 30, 2004 was $12,957,755 as compared to $12,066,500 at December 31, 2003. The increase in stockholders' equity is a result of the positive operating results for the nine-months ended September 30, 2004, and $412,500 received upon the issuance of 41,250 shares of common stock upon the exercise of warrants. Management believes that this level of capital is adequate to support projected asset growth for at least the next 12 months.

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

         The allowance for credit losses as of September 30, 2004 and December 31, 2003 was $1,610,500 and $1,266,500, respectively. The amount equates to 1.25% of outstanding loans, net of loans held for sale, as of September 30, 2004 and December 31, 2003. This percentage has remained consistent because no additional information has indicated that the overall level of reserves is inappropriate. Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

         As of September 30, 2004 the Company had one loan of approximately $11,000 that was more than 90 days past due and therefore classified as a non-accrual loan. The Company had loan charge-offs of $6,221 during the nine-months ended September 30, 2004 with no charge-offs occurring during the three-months ended September 30, 2004. These charge-offs were the first loan charge-offs incurred since the Company's inception in 2000.

Liquidity and Interest Rate Sensitivity

         The Company's principal sources of liquidity are cash and assets that can be readily converted into cash, including investment securities, and loans held for sale which can be liquidated in a timeframe which is usually less than 30 days. The Company also has commitments for a total of $7 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions, approximately $10 million of borrowing capacity with the Federal Home Loan Bank of Atlanta and $4,500,000 of borrowing capacity under its three-year note payable. The credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.

         As of September 30, 2004, the Company had $669,917 in cash and due from banks, and $19,547,037 in federal funds sold and other overnight investments. This represents an increase in liquid assets of $2,156,849, or 11.94%, since December 31, 2003, at which time liquid assets consisted of $573,124 in cash and due from banks and $17,486,981 in federal funds sold and other overnight investments. The increase in the overall level of liquid assets is the result of strong deposit growth of $33.8 million or 31.10% since December 31, 2003, as well as $328,000 in additional short-term borrowings, $500,000 in borrowings under the note payable, and $412,500 in proceeds from the issuance of common stock upon the exercise of warrants.

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

       The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2004, which are expected to mature or reprice in each of the time periods shown:


                                                                        Maturity or repricing within
                                                Percent       0 to 3       4 to 12        1 to 5       Over 5
                                     Amount     of Total      Months        Months         Years       Years
                                     ------     --------      ------        ------         -----       -----
Interest-earning assets
   Federal funds sold and other
   overnight investments          $19,547,037       12.41%  $ 19,547,037  $    -        $    -       $     -
   Loans held for sale              7,080,788        4.50      7,080,788
   Loans - Variable rate           95,251,495       60.46     95,251,495       -             -             -
   Loans - Fixed rate              33,573,725       21.31      1,976,413    5,495,023    23,918,164    2,184,125
   Other earning assets             2,083,621        1.32      1,545,931       -             -           537,690
                                   ----------- -----------   -----------  -----------   -----------  -----------
      Total interest-earning
         assets                  $157,536,666      100.00%  $125,401,664  $ 5,495,023   $23,918,164  $ 2,721,815
                                 ============= ===========   ===========  ===========   ===========  ===========

Interest-bearing liabilities
   Deposits - Variable rate      $ 56,882,111       45.42%  $ 56,882,111  $     -       $    -       $     -
   Deposits - Fixed rate           66,312,134       52.94      6,382,769   28,090,145    31,839,220        -
   Short-term borrowings
     - Variable rate                1,550,000        1.24      1,550,000        -            -             -
   Note Payable                       500,000         .40        500,000        -            -             -
                                  -----------  -----------   -----------  -----------   -----------  -----------
      Total interest-bearing
         liabilities             $125,244,245      100.00%  $ 65,314,880   $28,090,145  $31,839,220  $     -
                                  ===========  ===========  ============   ===========  ===========  ===========

Periodic repricing differences

   Periodic gap                                             $ 60,086,784  $(22,595,122) $(7,921,056) $ 2,721,815
                                                            ============  ============  ===========  ===========
   Cumulative gap                                           $ 60,086,784  $ 37,491,662  $29,570,606  $32,292,421
                                                            ============  ============  ===========  ===========

Ratio of rate sensitive assets
    to rate sensitive liabilities                                192.00%        19.56%       75.12%      N/A


         The Company has 77.37% of its interest-earning assets and 47.06% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $32,292,421. The majority of this gap is concentrated in items maturing or repricing within 12 months. This gap is generally reflective of the Company's emphasis on originating variable rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Off-Balance Sheet Arrangements

         In the normal course of business the Company is a party to financial instruments with off-balance sheet risk. These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit. The Company uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.

         Outstanding loan commitments and lines and letters of credit as of September 30, 2004 and December 31, 2003 are as follows:

                                       September 30,      December 31,
                                           2004               2003
                                     ------------------ ------------------
         Loan commitments           $        9,367,094 $       11,458,333
         Unused lines of credit             43,897,329         32,234,145
         Letters of credit                   1,997,159          2,167,501

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

         In general, loan commitments, lines of credit and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer's credit-worthiness and collateral requirement is evaluated on a case-by-case basis.

         The increase in the overall level of loan commitments and unused lines of credit as of September 30, 2004 as compared to loan commitments and unused lines of credit as of December 31, 2003, is a direct result of the same marketing activities that resulted in the 27.06% increase in outstanding loans.

Capital Resources

         The Company had stockholders' equity at September 30, 2004 of $12,957,755 as compared to $12,066,500 at December 31, 2003. The increase in capital is a result of the positive operating results for the nine months-ended September 30, 2004, and $412,500 received upon the issuance of 41,250 shares of common stock upon the exercise of warrants. Management believes that this level of capital is adequate to support projected asset growth for at least the next 12 months.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at September 30, 2004.

Reconciliation of Non-GAAP Measures

         Below is a reconciliation of total deposits to core deposits as of September 30, 2004 and December 31, 2003, respectively:


                                                                    September 30        December 31
                                                                         2004              2003
                                                                    --------------    ----------------
Total deposits                                                     $  142,284,845    $    108,530,901
National market certificates of deposit                               (30,214,566)        (25,039,281)
Variable balance accounts (2 customers)                                (7,798,704)         (7,749,590)
    Portion of variable balance accounts considered to be core          2,000,000           2,000,000
                                                                    --------------    ----------------
Core deposits                                                      $  106,271,575    $     77,742,030
                                                                    ==============    ================

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

         In addition, there were no changes in Bay National Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

           (a) From July 13, 2004 to September 30, 2004, Bay National Corporation issued 41,250 shares of its common stock, $0.01 par value per share, at a purchase price of $10.00 per share, and received aggregate proceeds of $412,500. The shares were issued upon the exercise of outstanding warrants.

         On September 10, 1999, Bay National Corporation issued warrants to purchase 56,250 shares of its common stock, $0.01 par value per share, to purchasers in its organizational offering. The warrants became exercisable on April 30, 2001 and expire on November 16, 2004.

         There were and will be no underwriting discounts or commissions paid with respect to the issuance of the common stock upon exercise of the warrants. Bay National Corporation believes that the issuance of the shares of common stock upon exercise of the warrants is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The transaction was not conducted by any form of general solicitation or general advertising and, in connection with the transaction, Bay National Corporation is taking reasonable care to assure that the purchasers of the common stock upon exercise of the warrants are not underwriters within the meaning of Section 2(11) of the Securities Act by, among other things, placing appropriate restrictive legends on the share certificates.

           (b)        None

           (c)        None

Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders.

           None

Item 5.    Other Information.

           None

Item 6.    Exhibits.

         (a)      Exhibits.

         10.1 Promissory Note between Bay National Corporation and Fulton Bank dated September 28, 2004

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


                                Bay National Corporation


Date: November 12, 2004         By: /s/ Hugh W. Mohler
                                    --------------------------------------------
                                    Hugh W. Mohler, President
                                    (Principal Executive Officer)


Date: November 12, 2004         By: /s/ Mark A. Semanie
                                    --------------------------------------------
                                    Mark A. Semanie, Treasurer
                                    (Principal Accounting and Financial Officer)