Form 10KSB/A
period 2002-12-31
BAY NATIONAL CORP
filed 2005-02-01
CIK 1089787

[BAY NATIONAL CORPORATION LOGO OMITTED]

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

         Transitional Small Business Disclosure Format (check one):

                                                     Yes __ No X

                                Explanatory Note

         This Amendment No. 1 to the Annual Report on Form 10-KSB/A (this "Amendment") amends the Annual Report on Form 10-KSB for the year ended December 31, 2002 filed on March 31, 2003 (the "Original Filing"). Bay National Corporation has filed this Amendment to add additional disclosure to Item 9 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 9 as amended is set forth below. The remainder of the Form 10-KSB is unchanged and is not reproduced in this Amendment. The certifications required by Section 302 of the Sarbanes-Oxley Act are also included with this Amendment.

         This Amendment speaks as of the original filing date of the Form 10-KSB and reflects only the changes described above. No other information included in the Original Filing, including the consolidated financial statements and the footnotes thereto, has been modified or updated in any way.

         This Amendment should be read together with other documents that Bay National Corporation has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in this Amendment. The filing of this Amendment shall not be deemed an admission that our Original Filing, when made, included any known, untrue statement of material fact or knowingly omitted to state a material fact necessary to make a statement not misleading.

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

         Lucy Mohler, the spouse of Hugh W. Mohler, serves as Bay National Corporation's and Bay National Bank's Vice President of Marketing and Investor Relations. Ms. Mohler earned an aggregate compensation of $61,531 plus benefits valued at $2,767 during 2002 from Bay National Bank.

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

                                            BAY NATIONAL CORPORATION

Date: January 31, 2005                      By: /s/ Hugh W. Mohler
                                                ---------------------------
                                                Hugh W. Mohler,   President

                                  EXHIBIT INDEX


Exhibit
No.               Description of Exhibit
---               ----------------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002