Form 10KSB/A
period 2003-12-31
BAY NATIONAL CORP
filed 2005-02-01
CIK 1089787

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

         Transitional Small Business Disclosure Format (check one):

                                                     Yes __ No X

                                Explanatory Note

         This Amendment No. 1 to the Annual Report on Form 10-KSB/A (this "Amendment") amends the Annual Report on Form 10-KSB for the year ended December 31, 2003 filed on March 30, 2004 (the "Original Filing"). Bay National Corporation has filed this Amendment to add additional disclosure to Item 9 of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Items 9 as amended is set forth below. The remainder of the Form 10-KSB is unchanged and is not reproduced in this Amendment. The certifications required by Section 302 of the Sarbanes-Oxley Act are also included with this Amendment.

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

         Lucy Mohler, the spouse of Hugh W. Mohler, serves as Bay National Corporation's and Bay National Bank's Vice President of Marketing and Investor Relations. Ms. Mohler earned an aggregate compensation of $64,371 plus benefits valued at $2,932 during 2003 from Bay National Bank.

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