Form 10KSB
period 2004-12-31
BAY NATIONAL CORP
filed 2005-03-29
CIK 1089787

[BAY NATIONAL LOGO OMMITED]


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 2004

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer's revenues for its most recent fiscal year were $8,162,411.

         The aggregate market value of the common equity held by non-affiliates was $21,024,425 as of March 25, 2005, based on a sales price of $14.49 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 16, 2005.

         The number of shares outstanding of the issuer's Common Stock was 1,920,194 as of March 25, 2005.

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

Products and Services

         Loan Portfolio.
         ---------------

         Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are Bay National Bank's primary loan products, accounting for approximately 74% of the loan portfolio as of December 31, 2004.

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

         The following is a description of the types of loans Bay National Bank has targeted in building its loan portfolio:

         o Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing. Asset-based lending, accounts receivable financing and lease financing are also available. As of December 31, 2004, these loans represented approximately 49% of Bay National Bank's loan portfolio. Bay National Bank is targeting small and mid-sized businesses in its market area with credit needs in the range of up to $5,000,000.

         o Commercial real estate loans, including mortgage loans on non-residential properties, and land development and construction loan financing, primarily for owner-occupied premises. As of December 31, 2004, these loans represented approximately 25% of Bay National Bank's loan portfolio.

         o Consumer loans including automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2004, these loans represented approximately 1% of Bay National Bank's loan portfolio. Bay National Bank's consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

         o Mortgage loans and residential constructions loans secured by residential property, including first and second mortgage loans on owner occupied and investment properties (1 to 4 family and multi-family), and home equity loans secured by single-family owner-occupied residences. As of December 31, 2004, these loans represented approximately 25% of Bay National Bank's loan portfolio. The majority of these loans, approximately 16% of Bay National Bank's loan portfolio, are home equity loans. Like its consumer loans, Bay National Bank's home equity loans are targeted to business owners and their employees, business professionals and high net worth individuals.

                  Bay National Bank originates some of its Eastern Shore residential mortgage loans through BNB Mortgage, LLC, a Maryland limited liability company, which is a joint venture between Bay National Bank and an Ocean City, Maryland real estate investor. Bay National Bank is responsible for all of the operations of BNB Mortgage, LLC. Bay National Bank's share of net income from this entity amounted to $24,603 and $8,163 for the years ended December 31, 2004 and 2003, respectively. All loans originated by BNB Mortgage, LLC are immediately sold to Bay National Bank. These loans are then sold to third party investors in the same fashion as other conventional first and second residential mortgage loans originated by Bay National Bank.

                  Bay National Bank's conventional first and second residential mortgage loans adhere to standards developed by FNMA/FHLMC. Management requires private mortgage insurance for loans in excess of 80% of a property's value. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market. Therefore, management sells those loans that have a lower degree of risk, and a lower yield, relative to the other types of loans that Bay National Bank is expected to make. Since these loans are typically sold, Bay National Bank offers these loans as well as certain residential construction loans to a broader array of individuals than its home equity loans and other consumer loan products. As of December 31, 2004, mortgage loans held for sale totaled $9,613,162.

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

        In addition, Bay National Bank's customers are able to access information about their accounts and view information about Bay National Bank's services and products on Bay National Bank's website, which is located at http://www.baynational.com. Bay National Bank's website also permits customers to make transfers of funds among accounts, pay bills and send e-mail to Bay National Bank personnel.

        Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank. As of December 31, 2004, Bay National Bank had not entered in to any such fee arrangements. When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

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

Employees

        As of March 25, 2005, Bay National Bank employed forty-four individuals. Thirty-three people operate from Bay National Bank's headquarters and banking office in North Baltimore and eleven people from the Salisbury, Maryland banking office. Bay National Corporation has no employees.

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

        As a bank holding company with consolidated assets of more than $150,000,000, Bay National Corporation also is subject to certain risk-based capital guidelines imposed on bank holding companies by the Federal Reserve Board to insure the holding company's capital adequacy.

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

        Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Bay National Bank is "well capitalized" as of December 31, 2004.

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

        Deposit insurance. The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Assessment rates for BIF deposits currently range from 0 basis points to 27 basis points. Bay National Bank is currently assigned to a capital and supervisory subcategory that has an assessment rate of
0. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF currently meets. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Bay National Bank.

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

        Liquidity. Bay National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of January 31, 2004, amounts in transaction accounts above $7,000,000 and up to $47,600,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $47,600,000 require reserves of $1,218,000 plus 10 percent of the amount in excess of $47,600,000. Bay National Bank is in compliance with the applicable liquidity requirements.

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

         Bay National Corporation has a limited operating history upon which to evaluate future success. Bay National Corporation and Bay National Bank commenced operations in May 2000, and their operating history is limited. Bay National Corporation's profitability depends on the results of operations of its principal asset, Bay National Bank. Bay National Corporation incurred operating losses during each of the years of its operations through December 31, 2002. Bay National Corporation reported net income of $802,264 and $7,581 for the years ended December 31, 2004 and 2003, respectively. Management expects that additional capital may be required in the future to support growth of Bay National Bank. Any additional capital, if available at all, may be on terms which are not as favorable to the Company as that desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

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

         Bay National Bank's lending strategy involves risks resulting from the choice of loan portfolio. Bay National Bank's loan strategy emphasizes commercial business loans and commercial real estate loans. At December 31, 2004, such loans accounted for approximately 74% of the loan portfolio. Bay National Bank also offers construction loans, consumer loans and mortgage loans for residential properties, although most of the residential mortgage loans are sold in the secondary market. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

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

         Bay National Bank's ability to compete may suffer if it cannot take advantage of technology to provide banking services or if its customers fail to embrace that technology. Bay National Bank's business strategy relies less on customers' access to a large branch network and more on access to technology and personal relationships. Further, the market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and, tele-banking. Bay National Bank's ability to compete successfully may depend on the extent to which Bay National Bank can take advantage of technological changes and the extent to which Bay National Bank's customers embrace technology to complete their banking transactions.

Because we currently serve limited market areas, we could be more adversely affected by an economic downturn in our market areas than our larger competitors which are more geographically diverse. Currently, our primary market area is limited to the Baltimore metropolitan area and Maryland's Eastern Shore. If either of these areas suffer an economic downturn, our business and financial condition may be severely affected. Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market areas.

If economic conditions deteriorate, our results of operations and financial condition could be adversely affected as borrowers' ability to repay loans declines and the value of the collateral securing our loans decreases. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because a significant portion of our loan portfolio is comprised of real estate related loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review, among other things, our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

         We are particularly susceptible to this risk because we are a relatively new bank and have experienced significant growth over the past few years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses.

         Material additions to our allowance would materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs may have a material adverse effect on our results of operations and financial condition.

Item 2.  Description of Property

        Baltimore
        ---------

        On July 16, 1999, Bay National Corporation entered into two lease agreements for its main office, which is located at 2328 West Joppa Road, Lutherville, Maryland 21093. These leases were amended during February and October 2004 to add additional space and extended in October 2004 to February 28, 2010. Bay National Corporation has the right to extend the leases for one additional five year term, to February 28, 2015. In January 2005, the leases were again amended to add additional space, effective March 1, 2005. The amendments also effectively combined both leases.

        As of December 31, 2004, Bay National Corporation was leasing 6,206 square feet on the third floor of the building and 1,712 square feet on the first floor of the building, and was paying $19,425 in monthly rent, which includes Bay National Corporation's share of taxes and building operating costs. The space on the first floor is used as Bay National Bank's Baltimore branch office. The space on the third floor is used for Bay National Corporation and Bay National Bank's administrative offices.

        The January 2005 lease amendment adds 1,429 square feet of space in the basement of the building, for a total of 9,347 square feet. This space will initially be used for Bay National Bank's Baltimore residential mortgage operation. Pursuant to this lease amendment, Bay National Corporation also agreed, beginning with the March 2005 to February 2006 lease year, to pay rent of $269,119.12 per year or $22,433.26 per month for all of the leased space in the building. For each lease year thereafter, including any lease years during any renewal term, the yearly base rent will increase by three percent. The rent includes Bay National Corporation's share of taxes and building operating costs.

        On March 7, 2005, Bay National Corporation agreed to lease, effective September 1, 2005, 2,355 additional square feet of space on the first floor of the building. It is anticipated that this additional space will be used for Bay National Bank's Baltimore residential mortgage operation, which will be moved from the basement space. Once the mortgage operation moves, Bay National Corporation and Bay National Bank will likely use the basement space for administrative purposes.

        Beginning November 15, 2004, Bay National Corporation sublet approximately 850 square feet of the space on the first floor for a term through December 31, 2006 at a monthly rent for the first year of $1,893, which amount increases at the rate of three percent per year.

        The Landlord, Joppa Green II Limited Partnership, LLLP, is beneficially owned by the MacKenzie Companies. Gary T. Gill, who has been a director of Bay National Corporation and Bay National Bank since January 2003, is the president and chief executive officer of the MacKenzie Companies. See "Item 12 - Certain Relationships and Related Transactions."

        Salisbury
        ---------

        On September 16, 1999, Bay National Corporation entered into a lease agreement for Bay National Bank's Salisbury, Maryland branch office, which is located at 109 Poplar Hill Avenue, Salisbury Maryland 21801 in a two-story building containing approximately 2,500 square feet of office space. This lease, which became effective as of September 1, 1999, was for a term of five years with Bay National Corporation having the option to extend the term for three five-year renewal terms. During the initial lease term, Bay National Corporation paid monthly rent of approximately $1,980, plus all real estate taxes and utilities.

        Bay National Corporation exercised its option to extend this lease and it will now terminate on August 31, 2009, unless extended. During the new lease term, Bay National Corporation is paying monthly rent of approximately $2,292, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell. This property is owned by John R. Lerch, who has been a director of Bay National Corporation and Bay National Bank since their formation. See "Item 12 - Certain Relationships and Related Transactions."

        On September 1, 2002, Bay National Corporation entered into a lease agreement for Bay National Bank's Salisbury, Maryland mortgage division office, which is located at 318 East Main Street, Salisbury Maryland 21801. The leased space consists of two office suites totaling approximately 420 square feet. This lease, which became effective as of January 1, 2003, was for a term of one year with Bay National Corporation having the option to extend the term for one additional one-year renewal term. Bay National Corporation renewed the lease for an additional one year term effective as of January 1, 2004. During the initial lease term and the renewal term, Bay National Corporation paid monthly rent of $700. On January 1, 2005, Bay National Corporation obtained an additional 200 square feet in the same building. The total space of 620 square feet is currently rented on a month to month basis at a cost of $1,000 per month. The landlord is responsible for all real estate taxes and utilities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders of Bay National Corporation.

        PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         As of March 18, 2005, the number of holders of record of Bay National Corporation's common stock was approximately 428. Bay National Corporation's common stock is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BANI.OB."

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

                                 2004                          2003
                            Bid Price Range              Bid Price Range
     Quarter               Low           High           Low            High
                       --------------------------   ---------------------------
     1st              $      10.10   $     14.00   $       8.05    $      9.00
     2nd                     11.75         14.00           8.10          11.00
     3rd                     10.00         12.50           9.05           9.75
     4th                     10.50         13.25           9.50          10.25

        To date, Bay National Corporation has not declared or paid any dividends on its common stock. Management anticipates that Bay National Corporation will retain all earnings, if any, in order to provide more funds to operate and expand Bay National Corporation's business and, therefore, Bay National Corporation has no plans to pay any cash dividends at least until its profitability exceeds the level necessary to support capital growth in excess of regulatory capital needs. If Bay National Corporation decides to pay dividends in the future, its ability to do so will depend on the ability of Bay National Bank to pay dividends to Bay National Corporation. In addition, management would consider a number of other factors before deciding to pay dividends, including Bay National Corporation's earnings prospects, financial condition and cash needs.

        The amount of dividends that may be paid by Bay National Bank to Bay National Corporation depends on Bay National Bank's earnings and capital position and is limited by statute, regulations and regulatory policies. As a national bank, Bay National Bank may not pay dividends from its permanent capital. All cash dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all cash dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, Bay National Bank may not pay a dividend if, after paying the dividend, it would be "undercapitalized" as defined in the applicable regulations.

Recent Sales of Unregistered Securities
---------------------------------------

         From July 13, 2004 to November 12, 2004, Bay National Corporation issued 55,000 shares of its common stock, $0.01 par value per share, at a purchase price of $10.00 per share, and received aggregate proceeds of $550,000. The shares were issued upon the exercise of outstanding warrants.

         On September 10, 1999, Bay National Corporation issued warrants to purchase 56,250 shares of its common stock, $0.01 par value per share, to purchasers in its organizational offering. The warrants became exercisable on April 30, 2001 and expire on November 16, 2004. 1,250 of the warrants were not exercised prior to their expiration.

         There were no underwriting discounts or commissions paid with respect to the issuance of the common stock upon exercise of the warrants. Bay National Corporation believes that the issuance of the shares of common stock upon exercise of the warrants is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The transaction was not conducted by any form of general solicitation or general advertising and, in connection with the transaction, Bay National Corporation is taking reasonable care to assure that the purchasers of the common stock upon exercise of the warrants are not underwriters within the meaning of Section 2(11) of the Securities Act by, among other things, placing appropriate restrictive legends on the share certificates.

                             SELECTED FINANCIAL DATA
               AS OF DECEMBER 31, 2004, 2003, 2002, 2001 and 2000
                  (dollars in thousands, except per share data)



                                                      2004           2003            2002          2001        2000
                                                      ----           ----            ----          ----        ----
Total assets                                      $   170,763    $   122,328   $    84,609   $    47,026   $    24,026
Cash and due from banks                                 1,403            573           363         3,065           561
Federal funds sold and other overnight
investments                                            16,709         17,487        11,753         6,488        16,587
Loans held for sale                                     9,613            924         2,819           682           -
Investment securities available for sale                1,544          1,548           948           -             -
Federal Reserve Bank stock                                313            313           276           276           276
Federal Home Loan Bank stock                              243            168            80           -             -
Loans, net                                            139,603        100,125        67,227        35,415         5,578
Deposits                                              153,927        108,531        76,079        38,139        13,657
Short-term borrowings                                   1,381          1,222           507           -             -
Note payable                                            1,250           -             -              -             -
Stockholders' equity                                   13,419         12,067         7,610         8,602        10,218

Common shares outstanding                           1,917,710      1,862,710     1,242,020     1,242,020     1,242,020
Book value per share                              $      7.00    $      6.48   $      6.13   $      6.93   $      8.23
Ratio of interest earning assets to interest
     bearing liabilities                               124.95%        127.61%       127.68%       134.86%       202.05%
Stockholders' equity as a percentage of assets           7.86%          9.86%         8.99%        18.29%        42.53%

                                         SELECTED FINANCIAL RATIOS
                      FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002, 2001 and 2000

Weighted average yield/rate on:                         2004          2003           2002           2001         2000
                                                        ----          ----           ----           ----         ----
Loans and loans held for sale                             5.89%        5.98%         6.52%          7.38%         7.19%
Investments and interest bearing cash balances            1.11%         .80%         1.36%          3.79%         6.35%
Deposits and short-term borrowings                        2.17%        2.26%         2.84%          3.70%         5.25%
Net interest spread                                       3.14%        2.81%         2.80%          2.31%         1.17%
Net interest margin                                       3.60%        3.29%         3.43%          3.58%         4.75%

                                         SELECTED OPERATIONAL DATA
                      FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, 2002, 2001 and 2000
                               (dollars in thousands, except per share data)

                                                        2004        2003          2002           2001             2000
                                                        ----        ----          ----           ----             ----
Interest income                                    $     7,624 $      5,520  $      3,486   $      1,882   $       782
Interest expense                                         2,464        1,937         1,367            760           203
Net interest income                                      5,160        3,583         2,119          1,122           579
Provision for credit losses                                560          415           405            377            70
Net interest income after provision for credit           4,600        3,168         1,714            745           509
     losses
Non-interest income                                        539          626           479            187            15
Non-interest expenses                                    4,337        3,786         3,185          2,548         2,177
Income (loss) before income taxes                          802            8          (992)        (1,616)       (1,653)
Income taxes                                               -             -
                                                                                   -              -             -
Net income (loss)                                  $       802 $          8  $       (992)  $     (1,616)  $    (1,653)

PER COMMON SHARE
Basic net income (loss) per share                  $       .43 $        .00  $       (.80)  $      (1.30)  $     (1.98)
Diluted net income (loss) per share                $       .41 $        .00  $       (.80)  $      (1.30)  $     (1.98)
Average shares outstanding (Basic)                   1,877,929    1,660,348     1,242,020      1,242,020       834,652
Average shares outstanding (Diluted)                 1,936,693    1,682,905     1,242,020      1,242,020       834,652


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of Bay National Corporation's financial condition and results of operations should be read in conjunction with Bay National Corporation's consolidated financial statements, the notes thereto and the other information included in this annual report.

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Parent") and its national bank subsidiary, Bay National Bank ("Bank"), (collectively the "Company"), as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002.

General

         The Parent was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of the Bank. The Bank commenced operations on May 12, 2000.

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

Overview

         The Company continued a pattern of strong growth during the year ended December 31, 2004. This growth has resulted in improved operating results as compared to prior years. Key measurements for the year ended December 31, 2004 include the following:

         o Total assets at December 31, 2004 increased by 39.59% to $170.8 million as compared to $122.3 million as of December 31, 2003.

         o Net loans outstanding increased by 39.43% from $100.1 million as of December 31, 2003 to $139.6 million as of December 31, 2004.

         o There were no nonperforming loans at December 31, 2004. We believe appropriate reserves for loan losses continue to be maintained.

         o Deposits at December 31, 2004 were $153.9 million, an increase of $45.4 million or 41.83% from December 31, 2003.

         o On September 28, 2004, the Company entered into a $5 million, three year unsecured non-revolving credit facility with another financial institution. The proceeds from the credit facility will be used to provide regulatory capital to the Bank. The loan bears interest at the prime rate as offered by the other financial institution. As of December 31, 2004, $1,250,000 was outstanding under this facility.

         o The Company realized net income of $802,264 for the year ended December 31, 2004. This compares to net income of $7,581 and a net loss of $(992,494) for the years ended December 31, 2003 and 2002, respectively.

         o Net interest income, the Company's main source of income, was $5.2 million for the year ended December 31, 2004 compared to $3.6 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively. This represents increases of 43.98% and 143.50% over the two prior years.

         o Net loan charge-offs were $16,096 for the year ended December 31, 2004. These represent the first charge-offs since the inception of the Bank in 2000.

         o Non-interest income for the year ended December 31, 2004 declined by $86,416 or 13.82% as compared to the year ended December 31, 2003, primarily as a result of a decline in mortgage loan originations.

         o Non-interest expenses increased by $550,318 or 14.54% for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

         o The market price of common shares ended the year at $13.25, up 31.19% from the closing price of $10.10 on December 31, 2003.

         A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

OVERVIEW

         The Company recorded net income of $802,264 for the year ended December 31, 2004. This compares to the Company's first annual profit of $7,581 for the year ended December 31, 2003, an improvement of $794,683. The Company reported a net loss of $992,494 for the year ended December 31, 2002. This significant improvement in results for the periods is due to the continued strong growth of the loan portfolio, which reached the levels necessary to generate sufficient net interest income to cover operating expenses. The losses incurred through 2002 were expected since loan and deposit growth initially were not expected to produce net interest income sufficient to cover operating expenses. On average, community banks do not achieve profitability for the first 24 to 36 months of operation. The Company achieved marginal monthly profitability for the month of June 2003, its 37th full month of operations.

         Bay National Bank's mortgage division, based in Salisbury, Maryland, originates conventional first and second residential mortgage loans. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the mortgage division has been a significant contributor to operating results. For the years ended December 31, 2004, 2003 and 2002, gains on the sale of mortgage loans totaled $244,716, $370,326 and $334,815, respectively. The level of gains on the sale of mortgage loans has declined in 2004 due to the strengthening of economic conditions and the resulting increase in long-term interest rates as compared to the rates in effect during the first half of 2003. An increase in rates traditionally has a negative impact on mortgage loan production due to a reduction in the incentive for borrowers to refinance existing mortgages or purchase new homes.

         During the second quarter of 2004, the Company introduced a new loan program for conventional first lien and second lien residential mortgage loans. Under this program the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans which a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. During this holding period, the Company earns interest on these loans at a rate indexed to the prime rate.

         The primary risk to the Company from this program is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. As of December 31, 2004, the Company held $8.0 million of these loans which were classified as held for sale. The Company expects that all of these loans will be purchased by the secondary market investor. The Company earned $287,835 of interest on this program from inception through December 31, 2004.

         Management expects continuous improvement in operating results as asset levels continue to grow. However, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, and the volatility of mortgage loan production, which is sensitive to economic and interest rate fluctuations.

NET INTEREST INCOME / MARGINS

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold. Interest-bearing deposits and other borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

         Interest income from loans and investments for the year ended December 31, 2004 was $7,623,564, compared to $5,520,068 and $3,486,302 for the years ended December 31, 2003 and 2002, respectively. The 38.11% increase over 2003, and the 118.67% increase over 2002, is directly related to the 31.89% increase in average interest earning assets from 2003, and the 132.22% increase in average interest earning assets from 2002. The change in interest income was also impacted by changes in average yields due to a rising interest rate environment in 2004 and a declining interest rate environment in 2003. The yields on these assets declined from 5.64% for the year ended December 31, 2002 to 5.07% for the year ended December 31, 2003 and rose to 5.31% for the year ended December 31, 2004.

         The percentage of average interest-earning assets represented by loans was 88.0%, 82.5% and 83.0% for the years ended December 31, 2004, 2003, and 2002, respectively. For the year ended December 31, 2004, the average yield on the loan portfolio was 5.89%, as compared to 5.98% for the year ended December 31, 2003 and 6.52% for the year ended December 31, 2002. Loan yields have declined as a result of actions taken by the Federal Reserve to reduce its target for the federal funds rate from 1.75% at December 31, 2001, to 1.25% effective November 6, 2002, and finally to 1.00% effective June 25, 2003. The Federal Reserve reversed this trend during 2004 when it increased its target for the federal funds rate to: 1.25% effective June 30, 2004; 1.50% effective August 10, 2004; 1.75% effective September 21, 2004; 2.00% effective November 10, 2004; and 2.25% effective December 14, 2004. These actions began to have an impact on the Company's loan yields during the third quarter and the most recent increases began to have a measurable effect on the Company's results during the fourth quarter of 2004. The timing and amount of the impact on loan yields of changes to the federal funds rates varies from period to period as a result of differences in the mix of fixed rate loans to variable rate loans at any point in time.

        The average yield on the investment portfolio and other earning assets such as federal funds sold was 1.11% for the year ended December 31, 2004 as compared to 0.80% and 1.36% for the years ended December 31, 2003 and 2002, respectively. The fluctuations in the average yields were a direct result of the Federal Reserve actions discussed above as well as an increase in the holdings of Federal Reserve and Federal Home Loan Bank of Atlanta stocks, which pay dividend yields greater than the prevailing federal funds rate. The percentage of average interest-earning assets represented by investments was 12.0%, 17.5% and 17.0% for the years ended December 31, 2004, 2003, and 2002, respectively.

         Interest expense from deposits and borrowings for the year ended December 31, 2004 was $2,464,209, compared to $1,936,726 and $1,367,502 for the years ended December 31, 2003 and 2002, respectively. The 27.2% increase over 2003 and the 80.2% increase over 2002 are directly related to the 32.7% increase in average interest-bearing liabilities from 2003 and the 136.5% increase in average interest-bearing liabilities from 2002. Interest expense was also impacted by changes in average rates paid due to the fluctuating interest rate environment. The average rates paid on these liabilities changed from 2.84% for the year ended December 31, 2002 to 2.26% for the year ended December 31, 2003 as a result of the declining interest rate environment during these periods. Even though interest rates began to increase in 2004, the average rate on liabilities declined to 2.17% for the year ended December 31, 2004 because management was able to delay raising rates following the actions of the Federal Reserve. Management expects that pressure to increase rates paid on deposits will increase as the target for the federal funds rate continues to rise. In fact upward pressure began to appear on shorter term rates in the fourth quarter of 2004.

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

         No tax equivalent adjustments were made and no income was exempt from federal income taxes. All average balances are monthly average balances. We do not believe that the monthly averages differ materially from what the daily averages would have been. The amortization of loan fees is included in computing interest income, however, such fees are not material.



                                                Year Ended December 31, 2004

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                       -------         --------          ----
ASSETS
Loans and loans held for sale                                       $ 126,212,414    $  7,431,368            5.89%
Investment securities                                                   2,038,432          45,173            2.22
Federal funds sold and other overnight investments                     15,232,288         147,023             .97
                                                                     -------------    ------------
         Total Earning Assets                                         143,483,134       7,623,564            5.31%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,473,985)
Cash and due from banks                                                   909,590
Premises and equipment, net                                               641,550
Accrued interest receivable and other assets                              534,261
                                                                     -------------
         Total Assets                                               $ 144,094,550
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  46,627,122         509,308            1.09%
Regular savings deposits                                                4,363,244          28,396             .65
Time deposits                                                          61,184,843       1,901,183            3.11
Short-term borrowings                                                   1,475,148          19,020            1.29
Note payable                                                              129,098           6,302            4.88
                                                                     -------------    ------------
         Total interest-bearing liabilities                           113,779,455       2,464,209            2.17%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  5,159,355            3.14%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                   17,391,401
Accrued expenses and other liabilities                                    515,639
Stockholders' equity                                                   12,408,055
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $ 144,094,550
                                                                     =============

Interest and fee income/earning assets                                       5.31%
Interest expense/earning assets                                              1.71
                                                                     -------------
Net interest margin                                                          3.60%
                                                                     =============

Return on Average Assets                                                      .56%
                                                                     =============
Return on Average Equity                                                     6.47%
                                                                     =============
Average Equity to Average Assets                                             8.61%
                                                                     =============







                                                Year Ended December 31, 2003

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
                                                                       -------         --------          ----
ASSETS
Loans and loans held for sale                                       $  89,721,871    $  5,367,997            5.98%
Investment securities                                                   1,833,052          37,317            2.04
Federal funds sold and other overnight investments                     17,238,474         114,754             .67
                                                                     -------------    ------------
         Total Earning Assets                                         108,793,397       5,520,068            5.07%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,090,526)
Cash and due from banks                                                   903,675
Premises and equipment, net                                               689,080
Accrued interest receivable and other assets                              396,583
                                                                     -------------
         Total Assets                                               $ 109,692,209
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  33,884,963         381,985            1.13%
Regular savings deposits                                                2,997,371          20,532             .69
Time deposits                                                          47,675,682       1,522,525            3.19
Short-term borrowings                                                   1,172,658          11,684            1.00
                                                                     -------------    ------------
         Total interest-bearing liabilities                            85,730,674       1,936,726            2.26%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  3,583,342            2.81%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                   13,158,325
Accrued expenses and other liabilities                                    386,732
Stockholders' equity                                                   10,416,478
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $ 109,692,209
                                                                     =============

Interest and fee income/earning assets                                       5.07%
Interest expense/earning assets                                              1.78
                                                                     -------------
Net interest margin                                                          3.29%
                                                                     =============

Return on Average Assets                                                  -      %
                                                                     =============
Return on Average Equity                                                  -      %
                                                                     =============
Average Equity to Average Assets                                             9.50%
                                                                     =============





                                                Year Ended December 31, 2002

                                                                       Average         Interest         Yield/
                                                                       Balance         and fees          Rate
ASSETS
Loans and loans held for sale                                       $  51,267,330    $  3,342,790            6.52%
Investment securities                                                     796,439          25,949            3.26
Federal funds sold and other overnight investments                      9,724,297         117,563            1.21
                                                                     -------------    ------------
         Total Earning Assets                                          61,788,066       3,486,302            5.64%
                                                                                      ------------
Less: Allowance for credit losses                                        (607,823)
Cash and due from banks                                                   688,916
Premises and equipment, net                                               770,440
Accrued interest receivable and other assets                              287,930
                                                                     -------------
         Total Assets                                               $  62,927,529
                                                                     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                    $  22,882,007         495,510            2.17%
Regular savings deposits                                                2,530,480          30,352            1.20
Time deposits                                                          22,379,802         836,763            3.74
Short-term borrowings                                                     325,786           4,877            1.50
                                                                     -------------    ------------    ------------
         Total interest-bearing liabilities                            48,118,075       1,367,502            2.84%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  2,118,800            2.80%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                    6,512,685
Accrued expenses and other liabilities                                    226,776
Stockholders' equity                                                    8,069,993
                                                                     -------------
         Total Liabilities and Stockholders' Equity                 $  62,927,529
                                                                     =============


Interest and fee income/earning assets                                       5.64%
Interest expense/earning assets                                              2.21
                                                                     -------------
Net interest margin                                                          3.43%
                                                                     =============

Return on Average Assets                                                    (1.58)%
                                                                     =============
Return on Average Equity                                                   (12.30)%
                                                                     =============
Average Equity to Average Assets                                            12.82%
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



                                                                Year ended December 31,
                                         ----------------------------------------------------------------------
                                                                     2004 vs. 2003
                                                                  Due to variances in
                                            Total              Rates             Volumes          Rate/ Volume
                                         ----------------------------------------------------------------------
Interest earned on:
Loans and loans held for sale           $   2,063,371     $      (85,187)   $      2,183,204     $     (34,646)
Investment Securities                           7,856              3,305               4,181               370
Federal funds sold and other
     overnight investments                     32,269             51,633             (13,355)           (6,009)
                                         -------------     --------------    -----------------    -------------
         Total interest income              2,103,496            (30,249)          2,174,030           (40,285)

Interest paid on:
Interest-bearing demand deposits              127,323            (11,860)            143,642            (4,459)
Regular savings deposits                        7,864             (1,025)              9,356              (467)
Time deposits                                 378,658            (41,109)            431,416           (11,649)
Short-term borrowings                           7,336              3,436               3,014               886
Note payable                                    6,302            -                  -                    6,302
                                         -------------     --------------    -----------------    -------------
         Total interest expense               527,483            (50,558)            587,428            (9,387)
                                         -------------     --------------    -----------------    -------------

Net interest earned                     $   1,576,013     $       20,309    $      1,586,602     $     (30,898)
                                         =============     ==============    =================    =============



                                                                Year ended December 31,
                                         ----------------------------------------------------------------------
                                                                     2003 vs. 2002
                                                                  Due to variances in
                                            Total              Rates             Volumes          Rate/ Volume
                                         ----------------------------------------------------------------------
Interest earned on:
Loans and loans held for sale           $   2,025,207     $     (275,501)   $      2,507,356     $    (206,648)
Investment Securities                          11,368             (9,735)             33,774           (12,671)
Federal funds sold and other
     overnight investments                     (2,809)           (52,830)             90,844           (40,823)
                                         -------------     --------------    -----------------    -------------
         Total interest income              2,033,766           (338,066)          2,631,974          (260,142)

Interest paid on:
Interest-bearing demand deposits             (113,525)          (237,561)            238,269          (114,233)
Regular savings deposits                       (9,820)           (13,018)              5,600            (2,402)
Time deposits                                 685,762           (122,063)            945,793          (137,968)
Short-term borrowings                           6,807             (1,631)             12,678            (4,240)
                                         -------------     --------------    -----------------    -------------
         Total interest expense               569,224           (374,273)          1,202,340          (258,843)
                                         -------------     --------------    -----------------    -------------

Net interest earned                     $   1,464,542     $       36,207    $      1,429,634     $      (1,299)
                                         =============     ==============    =================    =============



PROVISION FOR CREDIT LOSSES

         The provision for loan losses was $559,596 for the year ended December 31, 2004, as compared to $415,000 for the year ended December 31, 2003, and $404,500 for the year ended December 31, 2002. The provisions for each year were the direct result of growth in loan balances outstanding in all segments of the portfolio. For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled "Allowance for Credit Losses and Credit Risk Management."

NON-INTEREST INCOME

         Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges and cash management fees. For the year ended December 31, 2004, the Company realized non-interest income in the amount of $538,847 as compared to $625,263 and $478,516 for the years ended December 31, 2003 and 2002, respectively.

         Gains on the sale of mortgage loans of $244,716 represented 45.42% of non-interest income for the year ended December 31, 2004. This compares to gains on the sale of mortgage loans of $370,326 or 59.23% of total non-interest income for the year ended December 31, 2003 and $334,815 or 69.97% of total non-interest income for the year ended December 31, 2002. The level of gains on the sale of mortgage loans has declined due to recent increases in long-term interest rates driven by stronger economic conditions. Additional increases in interest rates, or a slow down in the housing market, could further impact the Company's ability to generate non-interest income associated with mortgage loan production.

         In February 2005, the Company added additional residential construction and mortgage capability in the Baltimore market area. It is expected that these additional capabilities will increase future levels of gains on the sale of mortgage loans, while also providing interest income on construction loans.
 This capability was added through the hiring of a team of eight individuals, including originators, processors and servicers from another financial institution. These individuals have extensive experience in the industry and the Company's market area.

         Service charges on deposit accounts totaled $237,980 for the year ended December 31, 2004, as compared to $212,787 and $105,766 for the years ended December 31, 2003 and 2002, respectively. The increases of 11.84% over 2003 and 125.01% over 2002 can be directly attributed to the growth in the Company's deposit portfolio and to the fact that the Company introduced additional fee based commercial deposit products in 2002.

         The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

NON-INTEREST EXPENSE

         2004 compared to 2003
         ---------------------

         Non-interest expense for the year ended December 31, 2004 totaled $4,336,342 compared to $3,786,024 for the year ended December 31, 2003. The increase of $550,318, or 14.54%, was primarily due to increases in staffing and employee benefit expenses, occupancy expenses, data processing and other outside services, furniture and equipment expenses and other expenses.

         Salaries and benefits increased by $327,423 or 15.48% as a result of staffing growth initiated to increase marketing efforts, manage the growth of the loan and deposit portfolios and support increased operational volume. Occupancy expenses increased by $52,831, or 20.34% due in part to scheduled rent increases as well as a reduction in sublease income of approximately $10,900 due to expansion of the Company's corporate office into previously sublet space and $20,400 of rental expenses associated with new space obtained to facilitate the expansion of the Company's corporate offices. The $45,963, or 8.57%, increase in data processing and other outside services resulted from increased data and item processing costs paid to external service providers. These costs are volume-driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The $40,293, or 18.72%, increase in furniture and equipment expenses is related to increased costs associated with expanded staffing and facilities. The increase of $83,808, or 12.71%, in all other expenses relates to various costs associated with the increased size and complexity of the Company.

         Substantially all of the occupancy costs are paid to directors of Bay National Corporation or entities controlled by directors of Bay National Corporation. Management believes that the terms of these leases are at least as favorable as could be obtained from independent third parties. However, management has not conducted a recent market analysis to confirm this fact. For a discussion of the terms of the leases with these persons, see "Item 12 - Certain Relationships and Related Transactions."

         The growth of the Company's customer base will continue to require additional staffing in order to service customers, and manage the business properly. Management believes that continued growth in the customer base can be accommodated without proportionate increases in these costs.

         The rate of increase in non-interest expenses is substantially less than the 43.98% increase in net interest income for the year ended December 31, 2004 as compared to year ended December 31, 2003. Management believes this indicates that the Company is continuing to effectively leverage its cost structure to generate profitable growth. While management expects that the ongoing growth of the Company's customer base will continue to require additional staffing in order to appropriately service customers and manage the business effectively, management believes that additional growth in the customer base can continue to be accomplished without proportionate increases in these costs.

         2003 compared to 2002
         ---------------------

         Non-interest expense for the year ended December 31, 2003 totaled $3,786,024 compared to $3,185,310 for the year ended December 31, 2002. The increase of $600,714, or 18.86%, was primarily due to increases in staffing and employee benefit expenses, data processing and other outside services, advertising and marketing related expenses, and other expenses.

         Salaries and benefits increased by $301,722, or 16.64% as a result of staffing growth initiated to increase marketing efforts, manage the growth of the loan and deposit portfolios, and support increased operational volume. Occupancy expenses increased by $47,052, or 22.12%, due to scheduled rent increases as well as a reduction in sublease income of approximately $17,000 due to expansion of the Company's corporate office into previously sublet space, and $8,400 of rental expense associated with new space obtained for the mortgage division. The $136,731, or 34.21%, increase in data processing and other outside services resulted from increased courier expenses incurred to facilitate commercial deposit gathering with a limited branch presence, and increased data and item processing costs paid to external service providers. The data and item processing costs are volume driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The $36,435, or 20.96% increase in advertising and marketing related expenses is related to increased efforts to enhance the visibility of the Bank and attract new customers. The increase of $41,792, or 16.80%, in other expenses relates to various costs associated with the increased size and complexity of the Company.

         Substantially all of the occupancy costs are paid to directors of Bay National Corporation or entities controlled by directors of Bay National Corporation. Management believes that the terms of these leases are at least as favorable as could be obtained from independent third parties. However, management has not conducted a recent market analysis to confirm this fact. For a discussion of the terms of the leases with these persons, see "Item 12 - Certain Relationships and Related Transactions."

INCOME TAXES

         The Company has not incurred any income tax liability since its inception. At December 31, 2004 and 2003, the Company had net operating loss carryforwards of approximately $2.5 million and $3.9 million available to offset future taxable income, respectively. If not utilized, the carryforwards at December 31, 2004 will expire beginning in 2019.

         When the realization of deferred income taxes is deemed to be more likely than not, the Company will be required to record previously unrecorded net deferred income tax assets, which have a positive effect on the earnings in the period when such determination is made. As of December 31, 2004, the Company had net deferred tax assets of approximately $1.4 million that were eliminated through a valuation allowance. Subsequent to the recordation of deferred taxes, the Company will begin to record income tax expense at the statutory rate. Since inception, the Company has not recorded any income tax expense or benefit. Recognizing income tax expense in future periods will have a detrimental effect on reported earnings.


Financial Condition

COMPOSITION OF THE BALANCE SHEET

         Total assets of the Company were $170,763,474 as of December 31, 2004, compared to total assets of $122,328,256 as of December 31, 2003. This represents growth of approximately $48.4 million or 39.6% since December 31, 2003. The growth in assets was funded by growth in deposits. Deposits at December 31, 2004 were $153,927,042 compared to deposits of $108,530,901 at December 31, 2003. Deposit growth resulted from the marketing efforts of officers and directors of the Bank and the use of two Internet based listing services for certificates of deposit. Management has set the interest rates paid on deposits to be competitive in the market and has continued to increase marketing activities throughout the year.

         As of December 31, 2004, loans including loans held for sale (net of a $1,810,000 allowance for credit losses), totaled $149,216,599. This represents an increase of $48,167,299, or 47.67%, from December 31, 2003. The composition of the loan portfolio as of December 31, 2004 was approximately $73.8 million of commercial loans (excluding real estate loans), $2.2 million of consumer loans and $65.4 million of real estate loans excluding $9,613,162 of mortgage loans held for sale. The composition of the loan portfolio as of December 31, 2003 was approximately $61.9 million of commercial loans (excluding real estate loans), $1.7 million of consumer loans and $37.8 million of real estate loans excluding $923,825 of mortgage loans held for sale. Growth in the loan portfolio is a direct result of the marketing efforts of bank employees as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards. The mix of loans is consistent with the plans for the business.

         The Company continues to emphasize prudent growth through the hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

         Funds not extended in loans are held in cash and due from banks, and various investments including federal funds sold and other overnight investments, United States Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled $18,809,114 as of December 31, 2004 compared to $19,515,869 as of December 31, 2003. Other than the investments in Federal Reserve Bank stock and Federal Home Loan Bank stock, totaling $556,090 and $481,090 at December 31, 2004 and 2003, respectively, all investments have maturities of 90 days or less. The Treasury securities are used to collateralize repurchase agreements which are classified as short-term borrowings under which $1,381,000 and $1,222,000 were outstanding as of December 31, 2004 and December 31, 2003, respectively. Management has made a decision to maintain liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio.

         As of December 31, 2004, the Company had borrowed $1,250,000 under a $5 million, three-year unsecured non-revolving credit facility executed on September 28, 2004 with another financial institution. Borrowings under the credit facility are used to provide regulatory capital to the Bank. The loan bears interest at the prime rate as offered by the financial institution.

         Total capital at December 31, 2004 was $13,418,764 as compared to $12,066,500 at December 31, 2003. The increase in capital is a result of the positive operating results for the year ended December 31, 2004 and $550,000 received upon the issuance of 55,000 shares of common stock upon the exercise of warrants. Management believes that the Company will need additional capital, in excess of the $3.75 million still available under the credit facility, to support projected asset growth over the next 12 months. Management and the Capital Committee of the Board of Directors are currently evaluating available alternatives. Any additional capital, if available at all, may be on terms which are not as favorable to the Company as that desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

COMPOSITION OF LOAN PORTFOLIO

         Because yields on loans typically exceed the yields on investments, the Company's business strategy is to continue to increase the overall level of loans, as well as maintain a relatively high percentage of loans to total earning assets. Increasing loans and loans as a percentage of total earning assets will maximize net interest margin. As of December 31, 2004 and 2003, loans represented 88.93% and 83.98% of total earning assets, respectively.

         The following table sets forth the composition of the principal balances of Company's loan portfolio as of December 31, 2004 and 2003, respectively.


                                                             2004                           2003
                                                             ----                           ----
      Real Estate - Home Equity Line of
          Credit                               $    24,548,506        17.36%     $    16,078,166         15.86%
      Real Estate - Construction                    12,968,251         9.17            8,101,017          7.99
      Real Estate - Mortgage                        27,854,130        19.70           13,687,709         13.50
      Commercial                                    73,836,994        52.21           61,868,002         61.02
      Consumer                                       2,205,556         1.56            1,657,081          1.63
                                                -------------- -------------      --------------- -------------
               Total loans                     $   141,413,437       100.00%     $   101,391,975        100.00%
                                                ============== =============      =============== =============


      The following table sets forth the maturity distribution for the Company's loan portfolio at December 31, 2004. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.



                                                   Within one     One to three         Three to       Over five
                                                      year            years           five years        years
                                                      ----            -----           ----------        -----
      Real Estate - Home Equity Line of Credit  $    24,093,174  $      455,332   $      -         $      -
      Real Estate - Construction                     12,762,671         136,566            69,014         -
      Real Estate - Mortgage                         19,017,874       4,167,229         4,669,027         -
      Commercial                                     58,621,806       6,540,270         7,846,632         828,286
      Consumer                                        1,782,351         401,968            21,237         -
                                                 ---------------  --------------   ---------------  --------------
               Total                            $   116,277,876  $   11,701,365   $    12,605,910  $      828,286
                                                 ===============  ==============   ===============  ==============

      Fixed interest rate                       $     8,634,237  $   11,701,365   $    12,605,910  $      828,286
      Variable interest rate                        107,643,639         -                 -               -
                                                 ---------------  --------------   ---------------  --------------
               Total                            $   116,277,876  $   11,701,365   $    12,605,910  $      828,286
                                                 ===============  ==============   ===============  ==============



         The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

         The Company's loan portfolio composition as of December 31, 2004 reflects a 76.12% concentration in variable rate loans. Fixed rate loans total $33,769,798 or 23.88% of the Company's loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and, if rates were to fall, the interest earned would decline. See "Liquidity and Interest Rate Sensitivity."

         The officers and directors of the Company have loans from the Bank of $5,828,095 at December 31, 2004. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT RISK MANAGEMENT

         Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The Company charges the provision for credit losses to earnings to maintain the total allowance for credit losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Company's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). The Company charges losses on loans against the allowance when it is believed that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

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

         The reserve factors used are based on management's judgment as to appropriate reserve percentages for various categories of loans, and adjusts those values based on the following: historical losses in each category, historical and current delinquency in each category, underwriting standards in each category, comparison of losses and delinquencies to peer group performance and an assessment of the likely impact of economic and other external conditions on the performance of each category.

         A test of the adequacy of the allowance for credit losses is performed and reported to the Board of Directors on a monthly basis. Management uses the information available to make a determination with respect to the allowance for credit losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy and new information that becomes available. However, there are no assurances that the allowance for credit losses will be sufficient to absorb losses on nonperforming assets or that the allowance will be sufficient to cover losses on nonperforming assets in the future.

         The allowance for credit losses as of December 31, 2004 and December 31, 2003 was $1,810,000 and $1,266,500, respectively. The amount equates to 1.20% and 1.24% of outstanding loans, including loans held for sale, as of December 31, 2004 and 2003, respectively. This percentage has fluctuated based upon changes in the level of loans held for sale. These loans are secured by residential real estate and, as a result, have a lower risk of loss. Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The following table represents an analysis of the activity in the allowance for credit losses for the periods presented:


                                      2004            2003             2002
                                      ----            ----             ----
  Balance at beginning of year   $  1,266,500    $    851,500      $   447,000
  Provision for credit losses         559,596         415,000          404,500
  Loan charge-offs
       Commercial                     (15,222)         -                -
       Consumer                        (2,134)         -                -
  Loan recoveries
       Commercial                       1,260          -                -
                                  -------------   -------------     -----------
  Net charge-offs                     (16,096)         -                -
                                  -------------   -------------     -----------
  Balance at end of year         $  1,810,000    $  1,266,500      $   851,500
                                  =============   =============     ===========

         There were no loans that were considered impaired under Statements of Financial Accounting Standards No. 114 ("SFAS No. 114") as of December 31, 2004, 2003 and 2002 and for the years then ended.

         The ratio of net charge-offs during 2004 to average loans outstanding, net, during 2004 was .01%.

         The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above, along with the percentage of total loans in each category as of December 31, 2004 and 2003.

                      As of December 31, 2004
                                                Amount              Loan Mix
Real Estate - Home Equity Line of Credit  $        122,918              17.36%
Real Estate - Construction                         150,346               9.17
Real Estate - Mortgage                             179,798              19.70
Commercial                                       1,279,472              52.21
Consumer                                            11,032               1.56
Nonspecific                                         66,434             -
                                             --------------       -------------
         Total Allowance                  $      1,810,000             100.00%
                                             ==============       =============


                      As of December 31, 2003
                                                Amount              Loan Mix
Real Estate - Home Equity Line of Credit  $         80,370              15.86%
Real Estate - Construction                          86,252               7.99
Real Estate - Mortgage                             133,109              13.50
Commercial                                         954,623              61.02
Consumer                                            10,324               1.63
Nonspecific                                          1,822             -
                                             --------------       -------------
         Total Allowance                  $      1,266,500             100.00%
                                             ==============       =============


         The unallocated portion of the allowance for credit losses increased in 2004. This occurred because the Company calculates an overall reserve level while the underlying portfolio experienced a moderate shift in the mix of loans by risk grade. The shift in the mix of loans by risk grade is a normal result of the addition of new loans, the decrease in balances of more mature loans and the ongoing reassessment of all loans.

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

          Management performs reviews of all delinquent loans. Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on non-accrual loans only when received. As of December 31, 2004, the Company did not have any non-accrual loans. As of December 31, 2003 the Company had one loan with a balance of $4,087 classified as a non-accrual loan. This loan was subsequently charged off in January 2004.

         Any property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. Upon foreclosure, the Company generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis with external inspections on at least a quarterly basis. As of December 31, 2004, and December 31, 2003, the Company held no real estate acquired as a result of foreclosure.

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

         Other than the one non-accrual loan as of December 31, 2003 discussed above, the Company had no impaired loans as of December 31, 2004 or December 31, 2003.

INVESTMENT PORTFOLIO

         The Company has chosen to invest its available funds primarily in federal funds sold and other overnight investments. As a result, investment securities as of December 31, 2004, consisted of $312,690 of Federal Reserve Bank stock, $243,400 of Federal Home Loan Bank stock and $1,544,496 of U.S. Treasury securities which mature within three months. Investment securities for the year ended December 31, 2003, consisted of $312,690 of Federal Reserve Bank stock, $168,400 of Federal Home Loan Bank stock and $1,547,798 of U.S. Treasury securities which matured within three months.

         Management has made the decision to maintain its available funds in highly liquid assets because it wishes to ensure that funds are readily available to fund the growth of the loan portfolio. Management believes that this strategy will allow the Company to maximize interest margins while maintaining appropriate levels of liquidity to fund loan growth.

SOURCES OF FUNDS

         General
         -------

         Deposits, short-term borrowings in the form of repurchase agreements, borrowings under the credit facility, scheduled amortization and prepayment of loans, funds provided by operations and capital are the current sources of funds utilized by the Company for lending and investment activities, and other general business purposes.

         Deposits
         --------

         The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit.

The following table sets forth the composition of the Company's deposits as of December 31, 2004 and December 31, 2003:


                                                              2004                           2003
                                                              ----                           ----
      Demand Deposits                           $     52,121,451       33.86%     $    36,345,970         33.49%
      Savings                                          5,255,422        3.41            3,202,587          2.95
      Money Market and sweep                          28,304,367       18.39           18,554,644         17.10
      Certificates of deposit                         68,245,802       44.34           50,427,700         46.46
                                                 --------------- -------------     --------------- -------------
               Total deposits                   $    153,927,042      100.00%     $   108,530,901        100.00%
                                                 =============== =============     =============== =============

         The mix of deposits has remained relatively steady from year to year.
The slight increase in the percentage of deposits represented by money market and sweep accounts is due to an effort to attract more commercial depositors to interest bearing money-market accounts.

         Of the total deposits at December 31, 2004, $16.6 million, or 10.79% were related to two customers in one industry and a third customer in another industry. Of the total deposits at December 31, 2003, $7.7 million or 7.14% were related to the two customers in one industry. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.

         The following table sets forth the maturity distribution for the Company's deposits at December 31, 2004. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

                                                  Within one     One to three         Three to        Over five
                                                     year            years           five years         years
                                                     ----            -----           ----------         -----
      Demand deposits                          $    52,121,451  $      -         $       -         $      -
      Savings                                        5,255,422         -                 -                -
      Money Market and sweep                        28,304,367         -                 -                -
      Certificates of deposit                       33,253,349       20,687,755        14,304,698         -
                                                ---------------  ---------------  ----------------  --------------
               Total                           $   118,934,589  $    20,687,755  $     14,304,698  $      -
                                                ===============  ===============  ================  ==============

          Certificates of deposit in amounts of $100,000 or more, and their remaining maturities at December 31, 2004, are as follows:


      Three months or less                              $     4,285,752
      Over three months through six months                    3,553,729
      Over six months through twelve months                   3,351,703
      Over twelve months                                     10,745,359
                                                            -----------
           Total                                        $    21,936,543
                                                            ===========

         The market in which the Company operates is very competitive and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of December 31, 2004, the Company had outstanding certificates of deposit of approximately $29 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services. These certificates of deposit were issued with an average yield of 2.91% and an average term of 31.5 months. Included in the $29 million of Internet-originated certificates of deposit is $394,666 that has been classified as "Brokered Deposits" for bank regulatory purposes. These "Brokered Deposits" were issued in average amounts of approximately $99,000 with an average yield of 3.62% and an average term of 40.3 months. As of December 31, 2003, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services was approximately $25 million, of which $790,157 were classified as "Brokered Deposits." The Company has never paid broker fees for deposits and has not accepted any new "Brokered Deposits" since August 2002.

         Core deposits, which management categorizes as all deposits other than national market certificates of deposit and all but $5.0 million of deposits from the three large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $113,412,507 as of December 31, 2004, up 45.88% from $77,742,030 as of
December 31, 2003. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

         Borrowings.
         -----------

         On September 28, 2004, the Company entered into a five million, three year unsecured non-revolving credit facility with Drovers Bank of York, Pennsylvania, a division of Fulton Bank. The loan bears interest at the prime rate as offered by Drovers Bank. The credit facility will expire on September 28, 2007, at which time all outstanding amounts under the credit facility, including accrued but unpaid interest, will be due and payable. The Company may repay interest and principal under the credit facility at any time without premium or penalty.

         The credit facility agreement contains usual and customary covenants for transactions of this type. In addition, the credit facility provides for the following additional covenants:

         o The Bank's Total Risk-Based Capital Ratio (as defined for bank regulatory purposes) will be maintained at a minimum of 10%;

         o The Bank's Tier 1 Risk-Based Capital Ratio (as defined for bank regulatory purposes) will be maintained at a minimum of 6%; and

         o The bank will maintain Loan Loss Reserves at a level required by federal regulatory agencies, provided that such Loan Loss Reserve also equals not less than three hundred percent (300.00%) of the sum of the balances of loans in a non-accrual status, loans more than 90 days past due, and renegotiated loans.

         In the event of a default by the Company under the credit facility, Drovers Bank may terminate the credit facility, declare the amount outstanding, including all accrued interest and unpaid fees, payable immediately, and enforce any and all rights created and existing under the credit facility documents, and other rights available under applicable law. Upon default, interest on the outstanding loan balance bears interest at 5% over the prime rate.

         The Company was in compliance with all covenants for this credit facility as of December 31, 2004. The Company has borrowed $1,250,000 under the credit facility as of December 31, 2004.

         Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of short-term borrowings increased from $1,222,000 at December 31, 2003 to $1,381,000 at December 31, 2004, due to
increases in the balance of available funds for customers participating in this program.

         In addition, during 2004, the Company received commitments for a total of $7.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions, one of which is Fulton Bank. The Company also had approximately $10 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2004.

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

         The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2004, which are expected to mature or reprice in each of the time periods shown:


                                                                            Maturity or repricing within
                                                   Percent
                                                      of           0 to 3      4 to 12         1 to 5      Over 5
                                        Amount       Total         Months       Months          Years       Years
  Interest-earning assets
        Federal funds sold and
           other overnight
           investments              $    16,708,52       9.84%  $   16,708,528       -       $       -      $      -
        Loans held for sale              9,613,162       5.66        9,613,162       -               -             -
        Investment securities
           available for sale            1,544,496        .91        1,544,496       -               -             -
        Loans - Variable rate          107,643,639      63.38      107,643,639       -               -             -
        Loans - Fixed rate              33,769,798      19.88        3,460,872    5,173,365     24,307,275       828,286
        Other earning assets               556,090        .33           -            -               -           556,090
                                       -----------    --------      ----------   ----------     ----------     ---------
         Total interest-earning
            assets                  $  169,835,713     100.00%  $  138,970,697    5,173,365  $  24,307,275  $  1,384,376
                                       ===========    ========     ===========   ==========     ==========     =========

  Interest-bearing liabilities
     Deposits - Variable rate       $   65,042,644      47.85%  $   65,042,644       -       $       -      $      -
     Deposits - Fixed rate              68,245,802      50.21       15,673,714   17,579,635     34,992,453         -
     Short-term borrowings               2,631,000       1.94        2,631,000       -               -             -
                                       -----------    --------      ----------   ----------     ----------     --------
        Total     interest-bearing
           liabilities              $  135,919,446     100.00%  $   83,347,358   17,579,635  $  34,992,453  $      -
                                       ===========    ========      ==========   ==========     ==========     ========

  Periodic repricing differences
     Periodic gap                                               $   55,623,339  (12,406,270) $ (10,685,178)    1,384,376
                                                                    ==========   ==========    ===========     =========
     Cumulative gap                                             $   55,623,339   43,217,069  $  32,531,891  $ 33,916,267
                                                                    ==========   ==========     ==========    ==========

  Ratio of rate  sensitive  assets
      to rate sensitive
      liabilities                                                      166.74%       29.43%         69.46%         -



         The Company has 73.22% of its interest-earning assets and 49.79% of its interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $43,217,069 in the categories of items maturing or repricing within 12 months comprises the majority of the overall gap.

This gap is generally reflective of the Company's emphasis on originating variable rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from rising market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate loans and short-term fixed rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed rate loans and/or investments when, in management's judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposit maturity difficult.

         In theory, maintaining a nominal level of interest rate sensitivity can diminish interest rate risk. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest sensitive assets and liabilities when interest rates change and the availability of funding sources. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

LIQUIDITY

         The Company's overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the liquidity position daily.

         The Company's primary sources of funds are deposits, short-term borrowings in the form of repurchase agreements, borrowings under the credit facility, scheduled amortization and prepayment of loans, funds provided by operations and capital. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

         The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of December 31, 2004, the Company had $1,403,424 in cash and due from banks, $16,708,528 in federal funds sold and other overnight investments and $1,544,496 in three-month U.S. Treasury Securities. As of December 31, 2003, the Company had $573,124 in cash and due from banks, $17,486,981 in federal funds sold and other overnight investments and $1,547,798 in three-month U.S. Treasury Securities.

         The stability in the overall level of liquid assets is the result of an ongoing effort by management to maintain adequate liquidity to fund loan growth and declines in deposit levels. Growth in the Company's loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

         During 2004, the Company received commitments for a total of $7.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $10 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2004. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

         The Company has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. The Company will choose to retain maturing certificates of deposit, when necessary, by offering competitive rates.

         Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on our liquidity, capital or operations, nor are we aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit. The Company uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. In addition, the Company also has operating lease obligations and purchase commitments.

         Outstanding loan commitments and lines and letters of credit at December 31 of 2004 and 2003 are as follows:

                                              2004               2003
                                              ----               ----
             Loan commitments            $    9,867,893    $    11,458,333
             Unused lines of credit          40,423,986         32,234,145
             Letters of credit                1,578,379          2,167,501

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

         The increase in the overall level of loan commitments and unused lines of credit as of December 31,

2004 as compared to loan commitments and unused lines of credit as of December 31, 2003, is a direct result of the same marketing activities that resulted in the 39.5% increase in outstanding loans.

         The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

         The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.


                                                  Within one     One to three         Three to        Over five
                                                     year            years           five years         years
                                                     ----            -----           ----------         -----
      Deposits without a
       stated maturity(a)                       $   85,681,646  $                $                 $
      Certificates of deposit(a)                    33,475,545       20,687,755        14,304,698         -
      Other borrowings                               1,381,000        1,250,000          -                -
      Operating leases                                 290,684          615,136           640,081          50,498
      Purchase obligations                             205,060         -                 -                -
                                                 --------------  ---------------  ----------------  --------------
               Total                            $  121,033,935  $    21,304,141  $     14,944,779  $       50,498
                                                 ==============  ===============  ================  ==============

(a) Includes accrued interest payable.

        The Company's operating lease obligations represent short and long-term lease and rental payments for facilities. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts and accounts payable for goods and services received through December 31, 2004.

CAPITAL RESOURCES

         The Company had stockholders' equity at December 31, 2004 of $13,418,764 as compared to $12,066,500 at December 31, 2003. The increase in capital is a result of the positive operating results and $550,000 received upon the issuance of 55,000 shares of common stock upon the exercise of warrants. The Company has declared no cash dividends since its inception.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2004.

         The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2004, and 2003. For a discussion of these capital requirements, see "Item 1 Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines."



                                                   December 31, 2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions

                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                          ------      -----         ------        -----           ------       -----
Total Capital (to Risk Weighted
    Assets):                          $  16,242,797     10.32%  $  12,592,000       8.00%     $  15,740,000     10.00%
Tier I Capital (to Risk Weighted
    Assets):                             14,432,797      9.17%      6,296,000       4.00%         9,444,000      6.00%
Tier I Capital (to Average Assets):      14,432,797      8.98%      4,821,000       3.00%         8,034,000      5.00%



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
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions

                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                          ------      -----         ------        -----           ------       -----
Total Capital (to Risk Weighted
    Assets):                          $  11,729,127   10.16%    $  9,238,000       8.00%      $  11,547,000     10.00%
Tier I Capital (to Risk Weighted
    Assets):                             10,462,627    9.06%       4,619,000       4.00%          6,928,000      6.00%
Tier I Capital (to Average Assets):      10,462,627    8.93%       3,516,000       3.00%          5,860,000      5.00%


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

Reconciliation of Non-GAAP Measures

         Below is a reconciliation of total deposits to core deposits as of December 31, 2004 and December 31, 2003, respectively:


                                                                       December 31,     December 31, 2003
                                                                           2004
                                                                     -----------------  -------------------
Total deposits                                                      $     153,927,042  $       108,530,901
National market certificates of deposit                                   (28,908,592)         (25,039,281)
Variable balance accounts (3 customers in 2004; 2 customers in
    2003)                                                                 (16,605,943)          (7,749,590)
   Portion of variable balance accounts considered to be core               5,000,000            2,000,000
                                                                     -----------------  -------------------
Core deposits                                                       $     113,412,507  $        77,742,030
                                                                     =================  ===================

Application of Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

        The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for credit losses as the accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

        The allowance for credit losses represents management's best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors: prior loss experience of the Company and peer institutions; current economic conditions, review of the ongoing financial conditions of borrowers; and the views of the Company's regulators and the firm that conducts an annual independent loan review. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant estimates, assumptions and judgments. The loan portfolio also represents the largest asset type on the consolidated balance sheets.

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

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including the valuation of collateral and the financial condition of the borrower, and in establishing allowance percentages and risk ratings. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

         Changes in allowance factors or in management's interpretation of those factors will have a direct impact on the amount of the provision and a corresponding effect on income and assets. Also, errors in management's perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan and lease losses, see the "Provision for Credit Losses and Credit Risk Management" section of this financial review.

Recent Accounting Pronouncements And Developments

        Note 1 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2004 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

Risk Management

        The Board of Directors is the foundation for effective corporate governance and risk management. The Board demands accountability of management, keeps stockholders' and other constituencies' interests in focus and fosters a strong internal control environment. Through its Executive, Asset/Liability and Audit Committees, the Board actively reviews critical risk positions, including market, credit, liquidity and operational risk. The Company's goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk and ensure appropriate returns for risk assumed. Senior management actively manages risk at the line of business level, supplemented with corporate-level oversight through the Asset/Liability Committee, the internal audit process and quality control functions and other risk management groups within the Company. This risk management structure is designed to uncover risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk. The risk management process establishes risk limits and other measurement systems, with a focus on risk reduction strategies and capital allocation practices.

Item 7.  Financial Statements

         The following consolidated financial statements are filed with this report:

         Report of Independent Registered Public Accounting Firm

         Consolidated Balance Sheets - December 31, 2004 and 2003

         Consolidated Statements of Operations - For the years ended December 31, 2004, 2003 and 2002

         Consolidated Statements of Changes in Stockholders' Equity - For the years ended December 31, 2004, 2003 and 2002

         Consolidated Statements of Cash Flows - For the year ended December 31, 2004, 2003 and 2002

         Notes to Consolidated Financial Statements

             Report of Independent Registered Public Accounting Firm


Audit Committee of the
Board of Directors and Stockholders
Bay National Corporation

           We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
---------------------
Baltimore, Maryland
February 2, 2005


                            BAY NATIONAL CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           December 31, 2004 and 2003

                                                                                     2004                  2003
                                                                                ----------------      ---------------
ASSETS

     Cash and due from banks                                                  $       1,403,424      $       573,124
     Federal funds sold and other overnight investments                              16,708,528           17,486,981
     Loans held for sale                                                              9,613,162              923,825
     Investment securities available for sale (AFS) - at fair value                   1,544,496            1,547,798
     Other equity securities                                                            556,090              481,090
     Loans, net of unearned fees                                                    141,413,437          101,391,975
         Less: Allowance for credit losses                                           (1,810,000)          (1,266,500)
                                                                                ----------------      ---------------
              Loans, net                                                            139,603,437          100,125,475
     Premises and equipment, net                                                        593,583              637,612
     Accrued interest receivable and other assets                                       740,754              552,351
                                                                                ----------------      ---------------

              Total Assets                                                    $     170,763,474      $   122,328,256
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $      20,638,596      $    14,277,909
     Interest-bearing deposits                                                      133,288,446           94,252,992
                                                                                ----------------      ---------------
         Total deposits                                                             153,927,042          108,530,901

     Short-term borrowings                                                            1,381,000            1,222,000
     Note payable                                                                     1,250,000             -
     Accrued expenses and other liabilities                                             786,668              508,855
                                                                                ----------------      ---------------

              Total Liabilities                                                     157,344,710          110,261,756
                                                                                ----------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,917,710 and 1,862,710 issued and
         outstanding as of December 31, 2004 and 2003, respectively:                     19,177               18,627
     Additional paid in capital                                                      17,400,284           16,850,834
     Accumulated deficit                                                             (4,000,697)          (4,802,961)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                             13,418,764           12,066,500
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $     170,763,474      $   122,328,256
                                                                                ================      ===============



         See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
              For the years ended December 31, 2004, 2003 and 2002

                                                                         2004             2003              2002
                                                                     -------------    -------------     -------------
INTEREST INCOME:
   Interest and fees on loans                                      $    7,431,368    $   5,367,997     $   3,342,790
   Interest on federal funds sold and other overnight
     investments                                                          147,023          114,754           117,563
   Taxable interest and dividends on investment securities                 45,173           37,317            25,949
                                                                     -------------    -------------     -------------
     Total interest income                                              7,623,564        5,520,068         3,486,302
                                                                     -------------    -------------     -------------

INTEREST EXPENSE:
   Interest on deposits                                                 2,438,887        1,925,042         1,362,625
   Interest on short-term borrowings                                       19,020           11,684             4,877
   Interest on note payable                                                 6,302          -                 -
                                                                     -------------    -------------     -------------
     Total interest expense                                             2,464,209        1,936,726         1,367,502
                                                                     -------------    -------------     -------------

Net interest income                                                     5,159,355        3,583,342         2,118,800

Provision for credit losses                                               559,596          415,000           404,500
                                                                     -------------    -------------     -------------

Net interest income after provision for credit losses                   4,599,759        3,168,342         1,714,300
                                                                     -------------    -------------     -------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                    237,980          212,787           105,766
   Gain on sale of mortgage loans                                         244,716          370,326           334,815
   Other income                                                            56,151           42,150            37,935
                                                                     -------------    -------------     -------------
     Total non-interest income                                            538,847          625,263           478,516
                                                                     -------------    -------------     -------------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                       2,442,774        2,115,351         1,813,629
   Occupancy expenses                                                     312,550          259,719           212,667
   Furniture and equipment expenses                                       255,547          215,254           192,900
   Legal and professional fees                                            175,757          158,406           143,778
   Data processing and other outside services                             582,396          536,433           399,702
   Advertising and marketing related expenses                             212,237          210,289           173,854
   Other expenses                                                         355,081          290,572           248,780
                                                                     -------------    -------------     -------------
     Total non-interest expenses                                        4,336,342        3,786,024         3,185,310
                                                                     -------------    -------------     -------------

Income (Loss) before income taxes                                         802,264            7,581          (992,494)
Income tax (expense) benefit                                              -                -                 -
                                                                     -------------    -------------     -------------
Net Income (Loss)                                                  $      802,264    $       7,581     $    (992,494)
                                                                     =============    =============     =============


Per Share Data:
   Net Income (Loss) (Basic)                                       $          .43    $         .00     $        (.80)
   Net Income (Loss) (Diluted)                                     $          .41    $         .00     $        (.80)
   Average Shares Outstanding (Basic)                                   1,877,929        1,660,348         1,242,020
   Effect of dilution - Stock options and Warrants                         58,764           22,557           -
                                                                     -------------    -------------     -------------
   Average Shares Outstanding (Diluted)                                 1,936,693        1,682,905         1,242,020
                                                                     =============    =============     =============


          See accompanying notes to consolidated financial statements.


                            BAY NATIONAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
              For the years ended December 31, 2004, 2003 and 2002


                                                            Additional
                                                              Paid in           Accumulated
                                         Common Stock         Capital             Deficit            Total
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2001           $      12,420     $   12,407,780    $     (3,818,048)     $   8,602,152

Net Loss                                      -                  -                  (992,494)          (992,494)
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2002                  12,420         12,407,780          (4,810,542)         7,609,658

Issuance of Common Stock                        6,207          4,443,054            -                 4,449,261

Net Income                                                       -                     7,581              7,581
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2003                  18,627         16,850,834          (4,802,961)        12,066,500

Issuance of Common Stock                          550            549,450            -                   550,000

Net Income                                    -                  -                   802,264            802,264
                                         -------------     --------------    -----------------    -------------
Balances at December 31, 2004           $      19,177     $   17,400,284    $     (4,000,697)     $  13,418,764
                                         =============     ==============    =================    =============




          See accompanying notes to consolidated financial statements.


                            BAY NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
              For the years ended December 31, 2004, 2003 and 2002

                                                                   2004               2003                2002
                                                              ---------------    ---------------     ---------------
Cash Flows From Operating Activities:
   Net Income (Loss)                                         $       802,264    $         7,581     $      (992,494)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation                                                  204,204            189,858             189,872
       Loss on disposal of equipment                                  17,018           -                   -
       Amortization of investment (discounts) premiums,
            net                                                      (19,251)           (14,804)             (7,648)
       Provision for credit losses                                   559,596            415,000             404,500
       Gain on sale of loans                                        (244,716)          (370,326)           (334,815)
       Origination of loans held for sale                       (108,988,138)       (35,629,285)        (32,594,732)
       Proceeds from sale of loans                               100,543,517         37,894,286          30,793,047
       Net increase in accrued interest
              receivable and other assets                           (188,403)          (117,569)           (166,517)
       Net increase in accrued
           expenses and other
           liabilities                                               277,813             95,061             129,247
                                                              ---------------    ---------------     ---------------
            Net cash (used) provided by
               operating activities                               (7,036,096)         2,469,802          (2,579,540)
                                                              ---------------    ---------------     ---------------

Cash Flows From Investing Activities:
   Purchases of investment securities                             (6,177,447)        (6,284,633)         (2,440,713)
   Maturities of investment securities                             6,200,000          5,700,000           1,500,000
   Purchase of Federal Reserve Bank stock                           -                   (36,750)           -
   Purchase of Federal Home Loan Bank of Atlanta
     stock                                                           (75,000)           (88,500)            (79,900)
   Loan disbursements in excess of principal payments            (40,037,558)       (33,313,714)        (32,216,206)
   Expenditures for premises and equipment                          (177,193)          (118,267)            (68,449)
                                                              ---------------    ---------------     ---------------
            Net cash used by investing activities                (40,267,198)       (34,141,864)        (33,305,268)
                                                              ---------------    ---------------     ---------------

Cash Flows From Financing Activities:
   Net increase in deposits                                       45,396,141         32,452,170          37,939,604
   Net increase in short-term borrowings                             159,000            715,000             507,000
   Proceeds from notes payable                                     1,250,000           -                   -
   Issuance of common stock                                          550,000          4,449,261            -
                                                              ---------------    ---------------     ---------------
            Net cash provided by financing activities             47,355,141         37,616,431          38,446,604
                                                              ---------------    ---------------     ---------------

Net increase in cash and cash equivalents                             51,847          5,944,369           2,561,796
Cash and cash equivalents at beginning of year                    18,060,105         12,115,736           9,553,940
                                                              ---------------    ---------------     ---------------

Cash and cash equivalents at end of year                     $    18,111,952    $    18,060,105     $    12,115,736
                                                              ===============    ===============     ===============

Cash paid for:
   Interest                                                  $     2,366,155    $     1,926,169     $     1,296,200
                                                              ===============    ===============     ===============
   Income taxes                                              $      -           $      -            $      -
                                                              ===============    ===============     ===============


          See accompanying notes to consolidated financial statements.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


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

         Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2004.

         Nature of Business
         ------------------

         Bay National Corporation was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of a national bank with the name Bay National Bank. On May 12, 2000, the Company purchased all the shares of common stock issued by the Bank. The Company's operations through that date were limited to taking the necessary actions to organize and capitalize the Company and the Bank. The Bank commenced operations on May 12, 2000 after successfully meeting the conditions of the Office of the Comptroller of the Currency (the "OCC") to receive its charter authorizing it to commence operations as a national bank, obtaining the approval of the Federal Deposit Insurance Corporation to insure its deposit accounts and meeting certain other regulatory requirements.

         The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company's primary market areas are Baltimore and Salisbury, Maryland, although the Company's business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit. The Company's customers are primarily individuals and small businesses.

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

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002

         Investments Available-for-Sale and Other Equity Securities
         ----------------------------------------------------------

         Marketable equity securities and debt securities, not classified as held-to-maturity or trading, are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their cost, that are other than temporary, result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or the fact that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

         Other equity securities represented by Federal Reserve Bank and Federal Home Loan Bank of Atlanta stock are considered restricted as to marketability.

         Loans Held for Sale
         -------------------

         The Company engages in sales of residential mortgage loans originated by the Bank and by a third party. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of the loan originated by the Bank are recorded as a component of non-interest income in the accompanying consolidated statements of operations. No gains or losses are realized on the sale of loans originated by third parties. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2004 or December 31, 2003. The Company earns interest on the outstanding balances of all loans that are held for sale.

         Loans
         -----

         Loans are stated at the principal amount outstanding net of any deferred fees and direct costs. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Fees charged and costs capitalized for originating certain loans are amortized on the interest method over the term of the loan.

         Loans are considered impaired when, based on current information, it is improbable that the Company will collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are 90 days past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


periods of "minimal delay" in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrower's ability to make payments, or if the collateral is not sufficient, payments received are accounted for as a reduction in principal.

         Allowance for Credit Losses
         ---------------------------

         The allowance for credit losses is established through a provision for credit losses charged to expense. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance, based on evaluations of the collectibility of loans, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrowers' ability to pay.

         The allowance for credit losses represents an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies" or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The Company uses a loan grading system where loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management's estimate of probable inherent, but undetected, losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio and involves consideration of a number of factors to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.

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

         Premises and Equipment
         ----------------------

         Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Useful lives range from: five to ten years

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


for furniture, fixtures and equipment; and three to five years for software, hardware and data handling equipment. Leasehold improvements are amortized over the term of the respective lease plus the first optional renewal period, if applicable. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life of the asset.

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

         Transfers of Financial Assets
         -----------------------------

         Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

         Stock-Based Compensation
         ------------------------

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Compensation expense for stock option awards is disclosed as a pro forma income adjustment, ratably recognized over the vesting period, based on the fair value of the stock on the date of grant under SFAS No. 123 and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31:

                                                 2002
                                            -------------
           Dividend yield                          -
           Expected volatility                  20.00%
           Risk-free interest rate               4.17%
           Expected lives (in years)                8

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


         No compensation expenses related to the Company's stock option plan was recorded during the years ended December 31, 2004, 2003 and 2002. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ending December 31:


                                                                         2004            2003            2002
                                                                         ----            ----            ----
Net income (loss), as reported                                      $     802,264    $      7,581    $   (992,494)

 Less pro forma stock-based compensation expense determined
   under the fair value method, net of related tax effects                (92,474)        (84,163)        (15,445)

                                                                     -------------    ------------    -----------
 Pro forma net income (loss)                                        $     709,790    $    (76,582)   $ (1,007,939)
                                                                     =============    ============    ===========

 Net income (loss) per share:
    Basic - as reported                                             $         .43    $        .00    $       (.80)
    Diluted - as reported                                                     .41             .00            (.80)
    Basic - pro forma                                               $         .38    $       (.05)   $       (.81)
    Diluted - pro forma                                                       .37            (.05)           (.81)


         Advertising Costs
         -----------------

         Advertising costs are generally expensed as incurred.

         Income Taxes
         ------------

         The Company uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

         Earnings Per Share
         ------------------

         Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding such as options and warrants. For the year ended December 31, 2003 there were 56,250 shares excluded from the diluted net income per share computation because the exercise price exceeded the average market price and therefore, their effect would be anti-dilutive.

           The Company's common stock equivalents were not considered in the computation of diluted earnings per share for the year ended December 31, 2002 because the result would have been anti-dilutive.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


         New Accounting Standards
         ------------------------

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 effect all financial statements issued after January 1, 2003.

         In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required as of March 31, 2004, unless previously applied. The Company has no significant variable interests in any entities which would require disclosure or consolidation.

         In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

         In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on financial condition, results of operations, or liquidity.

         In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-01, "Meaning of Other Than Temporary Impairment", which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.

         In December 2004, the FASB revised SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective January 1, 2006 for non-accelerated filers for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.

         In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29", Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


2. INVESTMENT SECURITIES

         Investments available-for-sale
         ------------------------------

         The amortized cost and estimated fair values of investments available-for-sale at December 31, 2004 are as follows:


                                                                     Gross             Gross
                                                   Amortized       Unrealized        Unrealized       Estimated
                                                     Cost            Gains             Losses         Fair Value
                                                 --------------  ---------------  ----------------  --------------
      U.S. Treasury securities                  $    1,544,496  $      -         $       -         $    1,544,496
                                                 --------------  ---------------  ----------------  --------------
         Total investments available-for-sale   $    1,544,496  $      -         $       -         $    1,544,496
                                                 ==============  ===============  ================  ==============

         The amortized cost and estimated fair values of investments available-for-sale at December 31, 2004 by contractual maturity are shown below.

                                                                                   Amortized Cost     Estimated
                                                                                                     Fair Value
                                                                                  ----------------  --------------
      Due in one year or less                                                    $      1,544,496  $    1,544,496
                                                                                  ----------------  --------------
         Total investments available-for-sale                                    $      1,544,496  $    1,544,496
                                                                                  ================  ==============

         The amortized cost and estimated fair values of investments available-for-sale at December 31, 2003 were as follows:

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
                                                                                  ================  ==============


        There were no sales of investments available-for-sale during 2004, 2003 or 2002.

        At December 31, 2004 and 2003, investments available-for-sale with a carrying value of $1,381,000 and $1,222,000, respectively, were pledged as collateral for certain short-term borrowings.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


        Other equity securities
        -----------------------

        At December 31, the Company's investment in other equity securities consisted of:

                                            2004              2003
                                      ----------------   ---------------
Federal Reserve Bank stock           $        312,690   $       312,690
Federal Home Loan Bank stock                  243,400           168,400
                                      ----------------   ---------------
  Total investments in other
    equity securities                $        556,090   $       481,090
                                      ================   ===============


3.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

         Major loan categories at December 31 are presented below:


                                                 2004                 2003
                                                 ----                 ----
Real Estate - Home Equity Line of Credit  $     24,548,506     $    16,078,166
Real Estate - Construction                      12,968,251           8,101,017
Real Estate - Mortgage                          27,854,130          13,687,709
Commercial                                      73,836,994          61,868,002
Consumer                                         2,205,556           1,657,081
                                             --------------       -------------
     Total Loans                               141,413,437         101,391,975
Less: Allowance for credit losses               (1,810,000)         (1,266,500)
                                             --------------       -------------
     Net Loans                            $    139,603,437     $   100,125,475
                                             ==============       =============

         Activity in the allowance for credit losses for the year ended December 31, 2004, 2003 and 2002 is shown below:

                                     2004            2003             2002
                                     ----            ----             ----
Balance at beginning of year    $  1,266,500    $    851,500      $   447,000
Provision for credit losses          559,596         415,000          404,500
Loan charge-offs                     (17,356)         -                -
Loan recoveries                        1,260          -                -
                                 -------------   -------------     -----------
Net charge-offs                      (16,096)         -                -
                                 -------------   -------------     -----------
Balance at end of year          $  1,810,000    $  1,266,500      $   851,500
                                 =============   =============     ===========

         Other than one non-accrual loan of $4,087 as of December 31, 2003, there were no loans that were considered impaired under SFAS No. 114 as of December 31, 2004, 2003 and 2002 and for the years then ended.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


4.   PREMISES AND EQUIPMENT

         Premises and equipment at December 31 include the following:


                                                                                          2004              2003
                                                                                          ----              ----
             Furniture and equipment                                               $       404,269    $       389,594
             Computer hardware and software                                                511,369            582,703
             Leasehold improvements                                                        338,157            329,580
                                                                                       -----------        -----------
                                                                                         1,253,795          1,301,877
                Less accumulated depreciation                                             (660,212)          (664,265)
                                                                                       -----------        -----------

                  Net premises and equipment                                       $       593,583    $       637,612
                                                                                       ===========        ===========


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

         Rent expense applicable to operating leases, for the periods ended December 31, was as follows:


                                                                           2004            2003             2002
                                                                           ----            ----             ----
             Minimum rentals                                          $    241,097    $    202,720      $   187,760
             Less: Sublease rentals                                        (12,930)        (23,843)         (40,784)
                                                                       -------------   -------------     -----------
                Net rent expense                                      $    228,167    $    178,877      $   146,976
                                                                       =============   =============     ===========


         At December 31, 2004, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

             Years ending December 31:
                      2005                                $     290,684
                      2006                                      303,429
                      2007                                      311,707
                      2008                                      320,233
                      2009                                      319,849
                                                            ------------
                      Total minimum lease payments        $   1,545,902
                                                            ============

         Total minimum future rental payments have not been reduced by $46,218 of sublease rentals expected to be received in 2005 and 2006 under a non-cancelable sublease expiring in December 2006.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


5.    DEPOSITS

         Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

                                                 2004             2003
                                                 ----             ----
Three months or less                      $      4,285,752 $      4,258,011
Over three months through six months             3,553,729        3,069,247
Over six months through twelve months            3,351,703        2,897,570
Over twelve months                              10,745,359        5,226,650
                                             -------------    -------------
     Total                                $     21,936,543 $     15,451,478
                                             =============    =============


         Interest expense on deposits, for the years ended December 31, is as follows:

                                                                          2004            2003            2002
                                                                          ----            ----            ----
              Interest-bearing transaction                          $     293,076    $     206,695    $     141,073
              Savings and money market                                    244,628          195,822          384,789
              Time, $100,000 or more                                      531,287          444,882          281,304
              Other time                                                1,369,896        1,077,643          555,459
                                                                     --------------   --------------   -------------
                  Total interest on deposits                        $   2,438,887    $   1,925,042    $   1,362,625
                                                                     ==============   ==============   =============

6.    BORROWINGS

Information relating to short-term borrowings, as of December 31, 2004 and 2003, is as follows:


                                                             2004                              2003
                                                 -----------------------------    --------------------------------
                                                    Amount           Rate               Amount           Rate
                                                    ------           ----               ------           ----
      As of year end                            $    1,381,000       2.00%       $      1,222,000         .50%

      Average for the year                      $    1,475,148       1.24%       $      1,172,658        1.00%

      Maximum month end balance                 $    1,550,000                   $      1,550,000


          The Company pledges U.S. Government Treasury Securities, based upon their market values, as collateral for 100% of the principal and accrued interest of its short-term borrowings.

         In the first quarter of 2004, the Company received commitments for a total of $7.0 million of borrowing availability under unsecured federal funds lines of credit with three separate financial institutions. The Company also has approximately $10 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2004. These borrowing facilities will be used, as necessary, to supplement short-term liquidity needs.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


         Information relating to note payable as of December 31, 2004 and 2003 is as follows:


                                                             2004                              2003
                                                 -----------------------------    --------------------------------
                                                    Amount           Rate              Amount           Rate
                                                    ------           ----              ------           ----
      As of year end                            $    1,250,000       5.25%       $       -                -      %

      Average for the year                      $      129,098       4.88%       $       -                -      %

      Maximum month end balance                 $    1,250,000                   $       -

         Note payable consists of $1,250,000 borrowed under a $5 million, three-year unsecured non-revolving credit facility executed on September 28, 2004 with another financial institution. Borrowings under the credit facility will be used to provide regulatory capital to the Bank. The loan bears interest at the prime rate.

7.   ISSUANCE OF COMMON STOCK

         On October 31, 2002, Bay National Corporation commenced a private offering, to accredited investors only, of an aggregate of 550,000 shares of its common stock, which was subsequently increased to 620,690 shares of its common stock. The purchase price per share was $7.25 for an aggregate purchase price of $4,500,002. The private offering terminated on April 30, 2003 with all shares issued. Net proceeds after offering costs were $4,449,261.

         On August 31, 1999, the Board of Directors of the Company authorized the issuance on September 10, 1999, to each stockholder of record of the Company on August 31, 1999, a warrant to purchase one share of common stock at $10 per share for every two shares that the stockholder purchased in the organizational offering. As a result, the Company issued warrants to purchase 56,250 shares. The warrants were issued in recognition of the financial and organizational risk undertaken by the purchasers in the organizational offering. The warrants became exercisable on April 30, 2001 and were exercisable in whole or in part until November 16, 2004. During the second half of 2004, 55,000 of these warrants were exercised resulting in the issuance of 55,000 shares of common stock and the receipt of $550,000 of additional capital.

8.   STOCK OPTIONS

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

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


         The following is a summary of changes in shares under options for the years ended December 31, 2004, 2003 and 2002:


                                                                                                       Weighted
                                                                                                        Average
                                                                                    Number of          Exercise
                                                                                     Shares              Price
                                                                                   ------------      --------------
         Balance, January 1, 2002                                               $      141,533             $  7.58
              Granted                                                                   16,815                8.37
              Cancelled                                                                 (9,523)               7.58
              Exercised                                                                 -                  -
                                                                                   ------------      --------------
         Balance, December 31, 2002                                                    148,825                7.67
              Granted                                                                   -                  -
              Cancelled                                                                   (919)            7.58
              Exercised                                                                 -                  -
                                                                                   ------------      --------------
         Balance, December 31, 2003                                                    147,906                7.67
              Granted                                                                   -                  -
              Cancelled                                                                   (414)               7.58
              Exercised                                                                 -                  -
                                                                                   ------------      --------------
         Balance, December 31, 2004                                                    147,492             $  7.67
                                                                                   ============      ==============

         Weighted average fair value of options granted
              during 2002                                                       $         3.05
                                                                                   ============


         The following table summarizes information about options outstanding at December 31, 2004:

             Range of Exercise
                   Price                         Options Outstanding                       Options Exercisable
           ----------------------     -------------------------------------------    -----------------------------
                                                      Weighted
                                                      Average
                                                     Remaining        Weighted                         Weighted
                                                    Contractual        Average                          Average
                                                        Life          Exercise                         Exercise
           Price                       Number        (in years)         Price            Number          Price
           -----                       ------        ----------         -----            ------          -----
           $  7.58                      130,677          5               $  7.58           69,721         $  7.58
           $  8.37                       16,815          6                  8.37            1,875            8.37
                                      ----------
                                        147,492
                                      ==========


                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


8.    RETIREMENT PLAN

         The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 25% of employee contributions of up to 3% of compensation as defined under the plan. The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan. The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management. Expenses under this plan totaled $77,180, $67,388 and $58,447 for the years ended December 31, 2004, 2003 and 2002, respectively.

9.   INCOME TAXES

         Federal and state income tax expense (benefit) consists of the following for the periods ended December 31:


                                                                          2004            2003             2002
                                                                          ----            ----             ----
              Current federal income tax                            $     -          $     -          $     -
              Current state income tax                                    -                -                -
              Deferred federal income tax expense (benefit)               -                -                -
              Deferred state income tax expense (benefit)                 -                -                -
                                                                     --------------   --------------   -------------
                 Total income tax expense (benefit)                 $     -          $     -          $     -
                                                                     ==============   ==============   =============

         The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:



            Deferred tax assets:                                                       2004                2003
                                                                                       ----                ----
                 Net operating loss carryforwards                                 $      955,000      $    1,506,000
                 Other                                                                    18,000               4,000
                 Allowance for credit losses                                             525,000             333,000
                                                                                   --------------      --------------
                     Total deferred tax assets                                         1,498,000           1,843,000
                    Less valuation allowance                                          (1,381,000)         (1,791,000)
                                                                                   --------------      --------------
                     Deferred tax assets, net of valuation allowance                     117,000              52,000
                                                                                   --------------      --------------
            Deferred tax liabilities:
                    Depreciation and amortization                                       (114,000)            (46,000)
                  Deferred loan costs, net                                                (3,000)             (6,000)
                                                                                   --------------      --------------
            Net deferred tax assets (liabilities)                                 $      -            $      -
                                                                                   ==============      ==============

         No income tax benefit or deferred tax asset is reflected in the financial statements. Deferred tax assets are recognized for future deductible temporary differences and tax loss carryforwards if their realization is "more likely than not".

         At December 31, 2004, the Company had approximately $2.5 million in tax loss carryforwards, which expire between 2019 and 2022. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward periods. The amount of loss carryforward available for any one year may be limited if the Company is subject to the alternative minimum tax.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


10.    RELATED PARTY TRANSACTIONS

         Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2004 and 2003.

                                              2004                2003
                                              ----                ----
     Balance at beginning of period      $    4,672,104      $    4,972,128
     Additions                               12,385,135           7,969,736
     Repayments                             (11,229,144)         (8,269,760)
                                          --------------      --------------
     Balance at December 31              $    5,828,095      $    4,672,104
                                          ==============      ==============

         An individual, who is a director of the Company, owns an office building which is leased to the Company. The lease term commenced September 1, 1999 for a term of five years and contains renewal options for three additional five-year terms. Rent expense under this agreement was $25,004 for the year ended December 31, 2004 and $23,756 for each of the periods ended December 31, 2003 and 2002, respectively. Management believes that the terms of the foregoing lease are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

         An individual, who became a director of the Company in 2003, is an executive officer for the company which owns an office building in which the Company has leased space under two separate operating leases. The leases were effectively combined during 2004 and extended to February 28, 2010. Bay National Corporation has the right to extend the leases for one additional five year term, to February 28, 2015. Rent expense under these leases was $202,945, $170,099 and $163,556 for the periods ended December 31, 2004, 2003 and 2002, respectively. Management believes that the terms of the foregoing leases are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

11.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments may include commitments to extend credit, standby letters of credit and purchase commitments. The Company uses these financial instruments to meet the financing needs of its customers. Financial instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying financial statements.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


         Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

                                                2004                2003
                                                ----                ----
             Loan commitments              $    9,867,893      $  11,458,333
             Unused lines of credit            40,423,986         32,234,145
             Standby letters of credit          1,578,379          2,167,501

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

12.   REGULATORY MATTERS

         As of December 31, 2004, the Company was required to maintain a weekly average of $958,000 of non-interest-bearing deposits with the Federal Reserve Bank. As of December 31, 2003, the Company was required to maintain a weekly average of $543,000 of non-interest-bearing deposits with the Federal Reserve Bank. The average weekly balance maintained with the Federal Reserve Bank for the weekly period ended December 31, 2004 was $1,511,000. The average weekly balance maintained with the Federal Reserve Bank for the weekly period ended December 31, 2003 was $598,000. The actual balances maintained with the Federal Reserve Bank at December 31, 2004 and 2003 were $1,217,580 and $428,616, respectively.

         The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank met all capital adequacy requirements to which it is subject.

         The Bank has been categorized as "well capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events that management believes would prevent the Bank from continuing to be categorized as well capitalized.

         The Bank's actual capital amounts and ratios as of December 31, 2004 and 2003 are presented in the following table:


                                                   December 31, 2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                          ------      -----         ------        -----           ------       -----
Total Capital (to Risk Weighted
    Assets):                          $  16,242,797    10.32%  $  12,592,000       8.00%    $  15,740,000      10.00%
Tier I Capital (to Risk Weighted
    Assets):                             14,432,797     9.17%      6,296,000       4.00%        9,444,000       6.00%
Tier I Capital (to Average Assets):      14,432,797     8.98%      4,821,000       3.00%        8,034,000       5.00%



                                                   December 31, 2003
-------------------------------------------------------------------------------------------------------------------------
                                                                                                      To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                               Actual                 Adequacy Purpose            Action Provisions
                                          Amount      Ratio         Amount        Ratio           Amount       Ratio
                                          ------      -----         ------        -----           ------       -----
Total Capital (to Risk Weighted
    Assets):                          $  11,729,127    10.16%  $  9,238,000        8.00%    $  11,547,000      10.00%
Tier I Capital (to Risk Weighted
    Assets):                             10,462,627     9.09%     4,619,000        4.00%        6,928,000       6.00%
Tier I Capital (to Average Assets):      10,462,627     8.93%     3,516,000        3.00%        5,860,000       5.00%



         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year, plus it's retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2004.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company discloses fair value information about financial instruments, for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 99.3% of the Company's assets and 99.7% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

         Quoted market prices, where available, are shown as estimates of fair market values. Because no quoted market prices are available for a significant part of the Company's financial instruments, the fair

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


values of such instruments have been derived based on the amount and timing of future cash flows and estimated discount rates.

         Present value techniques used in estimating the fair value of many of the Company's financial instruments are significantly affected by the assumptions used. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate cash settlement of the instrument. Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities and should not be considered an indication of the fair value of the Company.

           The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                                  2004                            2003
 --------------------------------------------------------------------------------------------------------------------
                                                                        Estimated                      Estimated
                                                         Carrying         Fair         Carrying          Fair
 (In thousands)                                           Amount          Value         Amount           Value
 --------------------------------------------------------------------------------------------------------------------
 Financial Assets
    Cash and temporary investments (1)                $   27,725,114  $  27,725,114  $  18,983,930   $   18,983,930
    Investments available-for-sale                         1,544,496      1,544,496      1,547,798        1,547,798
    Other equity securities                                  556,090        556,090        481,090          481,090
    Loans, net of allowances                             139,603,437    139,652,670    100,125,475      100,408,763
    Accrued interest receivable and other assets (2)         591,844        591,844        380,088          380,088

 Financial Liabilities
    Deposits                                          $  153,927,042  $ 153,676,261  $ 108,530,901   $  108,144,977
    Short-term borrowings                                  1,381,000      1,381,000      1,222,000        1,222,000
    Note payable                                           1,250,000      1,250,000          -               -
    Accrued interest payable and other liabilities (2)       222,602        222,602        130,851          130,851

         (1) Temporary investments include federal funds sold and overnight investments, and loans held for sale.
         (2) Only financial instruments as defined in Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," are included in other assets and other liabilities.

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

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


Other equity securities. The fair value of Federal Reserve Bank and Federal Home Loan Bank of Atlanta stock is not readily determinable since these stocks are restricted as to marketability.

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

Note payable. The carrying amount approximated the fair value of the note payable due to their variable interest rates.

Other liabilities. The carrying amount approximated the fair value of accrued interest payable, accrued dividends and premiums payable, considering their short-term nature and expected payment.

Off-balance sheet instruments. The Company charges fees for commitments to extend credit. Interest rates on loans, for which these commitments are extended, are normally committed for periods of less than one month. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.

                            BAY NATIONAL CORPORATION
                   Notes to Consolidated Financial Statements
              For the years ended December 31, 2004, 2003 and 2002


14.   PARENT COMPANY FINANCIAL INFORMATION

         Condensed financial information for Bay National Corporation (Parent
Only) is as follows:


                            CONDENSED BALANCE SHEETS
                            ------------------------
                           December 31, 2004 and 2003

                                                                                  2004                 2003
                                                                            -----------------   ----------------

ASSETS
     Cash and cash equivalents                                            $          104,769   $        653,687
     Due from subsidiary                                                             137,500            950,186
     Investment in subsidiary                                                     14,432,797         10,462,627
                                                                            -----------------   ----------------

              Total Assets                                                $       14,675,066   $     12,066,500
                                                                            =================   ================


LIABILITIES
     Accrued expenses and other liabilities                               $            6,302   $       -
     Note payable                                                                  1,250,000           -
                                                                            -----------------   ----------------

              Total Liabilities                                                    1,256,302           -
                                                                            -----------------   ----------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,917,710 and 1,862,710 issued and outstanding as of December 31, 2004 and 2003, respectively:
                                                                                      19,177             18,627
     Additional paid in capital                                                   17,400,284         16,850,834
     Accumulated Deficit                                                          (4,000,697)        (4,802,961)
                                                                            -----------------   ----------------

              Total Stockholders' Equity                                          13,418,764         12,066,500
                                                                            -----------------   ----------------

              Total Liabilities and Stockholders' Equity                  $       14,675,066   $     12,066,500
                                                                            =================   ================



                            BAY NATIONAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                   ------------------------------------------
              For the years ended December 31, 2004, 2003 and 2002


                                                                         2004             2003              2002
                                                                     -------------    -------------     -------------

Interest and dividends on investment securities                     $       2,231    $       5,146   $        23,931
Interest expense                                                            6,302          -                 -
                                                                     -------------    -------------     -------------
   Net interest income (expense)                                           (4,071)           5,146            23,931
                                                                     -------------    -------------     -------------
Non-interest expense                                                        1,335            3,219             2,886
                                                                     -------------    -------------     -------------
   Income (loss) before income taxes and equity in undistributed           (5,406)           1,927            21,045
   losses of subsidiary
Income tax expense (benefit)                                              -                -                 -
                                                                     -------------    -------------     -------------
   Income (loss) before equity in undistributed income (losses)            (5,406)           1,927            21,045
   of subsidiary
Equity in undistributed income (losses) of subsidiary                     807,670            5,654        (1,013,539)
                                                                     -------------    -------------     -------------
   Net Income (Loss)                                                $     802,264    $       7,581   $      (992,494)
                                                                     =============    =============     =============


                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
              For the years ended December 31, 2004, 2003 and 2002

                                                                         2004             2003              2002
                                                                     -------------    -------------     -------------
Cash Flows From Operating Activities
   Net Income (Loss)                                                $     802,264    $       7,581     $    (992,494)
   Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
       Equity in undistributed (income) loss of subsidiary               (807,670)          (5,654)        1,013,539
       Net decrease (increase) in other assets                            812,686         (699,450)         (250,736)
       Net increase (decrease) in other liabilities                         6,302         (250,292)          250,240
                                                                     -------------    -------------     -------------

            Net cash (used) provided by operating activities              813,582         (947,815)           20,549
                                                                     -------------    -------------     -------------

Cash Flows From Investing Activities
   Investment in subsidiary                                            (3,162,500)      (3,500,000)       (2,000,000)
                                                                     -------------    -------------     -------------
            Net cash used by investing activities                      (3,162,500)      (3,500,000)       (2,000,000)
                                                                     -------------    -------------     -------------

Cash Flows From Financing Activities
   Net proceeds from note payable                                       1,250,000          -                 -
   Issuance of common stock                                               550,000        4,449,261           -
                                                                     -------------    -------------     -------------
            Net cash provided by financing activities                   1,800,000        4,449,261           -
                                                                     -------------    -------------     -------------

Net increase (decrease) in cash and cash equivalents                     (548,918)           1,446        (1,979,451)
Cash and cash equivalents at beginning of year                            653,687          652,241         2,631,692
                                                                     -------------    -------------     -------------

Cash and cash equivalents at end of year                            $     104,769    $     653,687     $     652,241
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

         In addition, there were no changes in Bay National Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation's internal control over financial reporting.

Item 8B.  Other Information

         On December 7, 2004, the Compensation Committee of the Board of Directors of Bay National Bank increased, effective January 1, 2005, Hugh Mohler's annual base compensation from $164,000 to $200,000 and Mark Semanie's annual base compensation from $150,000 to $165,000

         On December 7, 2004, the Compensation Committee of the Board of Directors of Bay National Bank authorized a $50,000 discretionary bonus to Mr. Mohler, and a $40,000 discretionary bonus to Mr. Semanie. These bonuses were paid on January 21, 2005.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

        The directors of Bay National Corporation, their ages, the years in which their terms expire and the year in which they became directors are as follows:


              Name                   Age               Term to Expire (1)                   Director Since
              ----                   ---               ------------------                   --------------
 Hugh W. Mohler                       59               2006 Annual Meeting                    June 1999
 Carroll A. Bodie                     59               2005 Annual Meeting                    June 1999
 Charles E. Bounds                    86               2005 Annual Meeting                    June 1999
 Gary T. Gill                         52               2005 Annual Meeting                   January 2003
 John R. Lerch                        60               2005 Annual Meeting                    June 1999
 Donald G. McClure, Jr.               61               2006 Annual Meeting                    April 2000
 Robert L. Moore                      51               2006 Annual Meeting                  February 2001
 James P. O'Conor                     76               2005 Annual Meeting                    July 2004
 H. Victor Rieger, Jr.                67               2006 Annual Meeting                    June 1999
 Margaret Knott Riehl                 71               2006 Annual Meeting                    June 1999
 William B. Rinnier                   63               2007 Annual Meeting                   August 1999
 Edwin A. Rommel, III                 55               2007 Annual Meeting                    June 1999
 Henry H. Stansbury                   65               2007 Annual Meeting                    June 1999
 Kenneth H. Trout                     56               2007 Annual Meeting                   October 1999
 Eugene M. Waldron, Jr.               61               2007 Annual Meeting                    June 1999
 Carl A.J. Wright                     50               2005 Annual Meeting                    March 2003

(1) All of the directors with terms to expire in 2005 have been nominated to serve on the Board of Directors for an additional three (3) year term. Elections for these directors will take place at the 2005 Annual Meeting of Stockholders to be held on May 24, 2005.

Biographical information concerning the directors is set forth below.

         Hugh W. Mohler serves as chairman, president, and chief executive officer. He has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Mr. Mohler has 36 years experience in the financial services industry, holding positions in executive management, commercial lending and business development. From 1977 to 1999, Mr. Mohler was affiliated with Mercantile Bankshares Corporation, which is headquartered in Baltimore, Maryland, most recently serving as executive vice president with responsibility for 20 community banks in a three-state area. For 17 years, from 1977 to 1994, he was president of Mercantile's Salisbury, Maryland-based affiliate, Peninsula Bank, the largest financial institution on Maryland's Eastern Shore. Earlier he was a vice president in commercial lending at First National Bank of Maryland.

         A native of Baltimore, Mr. Mohler earned his undergraduate degree in economics from Loyola College of Maryland and his master of business administration degree from the University of Baltimore. He is a past president of the board of trustees of Associated Catholic Charities, Inc. in the Roman Catholic Archdiocese of Baltimore. In the past, Mr. Mohler has served as a trustee of Loyola Blakefield, Goucher College and the Independent College Fund of Maryland. Mr. Mohler serves on the Board of Sponsors of the Sellinger School of Business at Loyola College of Maryland and the Board of Governors of The Maryland Club. In 2004, he was appointed by Governor Robert L. Ehrlich, Jr. to the Maryland Economic Development Commission. He also serves on the President's Advisory Council of Villa Julie College.

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

         Carroll A. Bodie has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Mr. Bodie is vice president and general counsel of Noxell Corporation, a Hunt Valley, Maryland-based subsidiary of Procter & Gamble Company for which he also serves as associate general counsel. Mr. Bodie has served in that capacity since 1987. Prior to joining Noxell, Mr. Bodie spent more than two decades in the brewing industry, his most recent position being with the Miller Brewing Company subsidiary of Philip Morris Companies, Inc.

         A Baltimore native, Mr. Bodie holds an undergraduate degree in marketing from the University of Baltimore and earned his law degree from the University of Baltimore School of Law. Admitted to practice before numerous courts, including those in the State of Maryland and the United States Supreme Court, he is a member of the Baltimore County, Maryland Bar Association, the American Bar Association and the American Corporate Counsel Association. Mr. Bodie is immediate past chairman of the board of trustees of Loyola Blakefield and a Trustee at the College of Notre Dame of Maryland. He is a past director and board chairman for the YMCA of Central Maryland and a past board member of the Independent College Fund.

         Charles E. Bounds has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Mr. Bounds is a retired executive who served from 1944 to 1969 as director of purchases and inventory for Symington Wayne Corporation, an international conglomerate headquartered in Salisbury, Maryland, which operated businesses in the United States and seven foreign countries. From 1969 to 1999, he was a vice president-investments for Morgan Stanley Dean Witter, working in the Salisbury, Maryland office of the investment banking firm.

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

         John R. Lerch has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Since January 1999, Mr. Lerch has been self-employed as a private investor trading as the Chesapeake Venture Group. From 1973 to January 1999, Mr. Lerch was president of Chesapeake Insurance-The Harris Riggin Agency, an independent insurance agency based in Salisbury, Maryland. Mr. Lerch began his business career in the securities industry, serving as a stockbroker at firms in Washington, D.C. and Salisbury, Maryland. Mr. Lerch is a past director of the Independent Insurance Agents of Maryland.

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

         Mr. McClure is Chairman of the board of trustees of Loyola Blakefield and serves on several private company boards as well as devoting substantial time to various civic, charitable and educational organizations here and in other states.

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

         James P. O'Conor has been a director of Bay National Corporation and Bay National Bank since July 2004. Mr. O'Conor is the general partner of O'Conor Enterprises, a real estate investment and consulting company , and he has served in that capacity since 2002. Mr. O'Conor co-founded the Maryland real estate brokerage firm of O'Conor & Flynn in 1961. In 1984, that firm merged with another large Maryland real estate brokerage firm, creating O'Conor, Piper & Flynn. Mr. O'Conor served as its Chairman and CEO. In 1998, O'Connor, Piper & Flynn was sold to NRT. At the time of the sale, O'Conor, Piper & Flynn was the sixth largest residential real estate brokerage company in the United States.

         Mr. O'Conor currently serves on the Board of Directors of the University of Maryland Medical System, the Baltimore Symphony Orchestra, Sheppard & Enoch Pratt Hospital, Loyola College, Towson University and is Chairman of Maryland General Hospital.

         H. Victor Rieger, Jr. has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Mr. Rieger retired from Signet Banking Corporation, successor to Union Trust Company of Maryland, in December 1997 after nearly four decades of service. Mr. Rieger served in numerous capacities for Signet, including regional executive vice president of international banking and as part of Signet's Maryland commercial banking group. Mr. Rieger has extensive experience in commercial relationship banking, credit administration and loan policy.

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

         Margaret K. Riehl has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Mrs. Riehl is a retired nurse and civic volunteer. She is currently a trustee of the Marion I. and Henry J. Knott Foundation, a Baltimore, Maryland-based philanthropic organization and has served in that capacity from 1978 to 1985 and again from 1993 to present. She serves as a trustee of St. Mary's Seminary & University, also in Baltimore. Mrs. Riehl is a former president of the board of trustees of Baltimore's Associated Catholic Charities, Inc., and a former trustee of the Community Foundation of Baltimore, Mercy Medical Center, the Institute of Notre Dame and St. Paul's School for Girls. A Baltimore native, Mrs. Riehl is an alumna of the Mercy Hospital School of Nursing.

         William B. Rinnier has been a director of Bay National Corporation since August 1999 and a director of Bay National Bank since April 2000. Mr. Rinnier is the owner and president of Rinnier Development Company, a Salisbury, Maryland based real estate development company, which specializes in the development and sale or management of resort condominiums, multi-family apartments, and commercial and industrial buildings. He joined Rinnier Development Company nearly three decades ago after his honorable discharge from the U.S. Navy.

         A native of Salisbury, Maryland, Mr. Rinnier earned a degree in aerospace engineering from the Georgia Institute of Technology and attended the Graduate School of Business at the University of Virginia. He is a board member of the Greater Salisbury Committee and is past president of the Salisbury-Wicomico Economic Development Corporation and the Coastal Board of Realtors.

         Edwin A. Rommel III has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Mr. Rommel is a certified public accountant that, since 1974, has been a partner in the Salisbury, Maryland, accounting firm of Twilley, Rommel & Stephens, P.A. Mr. Rommel has been certified as a valuation analyst and accredited in business evaluation by the American Institute of Certified Public Accountants.

         A Baltimore native, Mr. Rommel earned his undergraduate degree from Loyola College of Maryland. Mr. Rommel is Chairman of the Maryland Association of Certified Public Accountants, and is a member of the governing board of the American Institute of Certified Public Accountants. Mr. Rommel is a current director of the Greater Salisbury Committee and past president of the Salisbury Area Chamber of Commerce. He serves as a director of the Maryland Association of Certified Public Accountants and an officer of its Eastern Shore Chapter. Mr. Rommel is past president of the St. Francis de Sales Board of Trustees and past member of the Wicomico County Democratic Central Committee.

         Henry H. Stansbury has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Since 1975, Mr. Stansbury has been the chief executive officer of Agency Services, Inc., an independently owned premium finance company. Since 1989, Mr. Stansbury has been the chief executive officer of Agency Insurance Company of Maryland, Inc., a privately owned multi-line property/casualty insurance company. Mr. Stansbury is a past president of the Maryland Association of Premium Finance Companies and is a past president of the National Association of Premium Finance Companies.

         Mr. Stansbury is a vice president and trustee of the Maryland Historical Society and a trustee of the Ward Museum of Wildfowl Art. He served as director and chairman of the museum committee for the Lacrosse Hall of Fame at the Johns Hopkins University and is vice president and a trustee of the St. Paul's School for Boys. He is also past president of ReVisions, Inc., a nonprofit organization that serves the mentally ill. Mr. Stansbury is a graduate of Leadership Maryland and a director of Leadership Baltimore County. He is the author of two books; LLOYD J. TYLER: FOLK ARTIST AND DECOY MAKER and IRA HUDSON AND FAMILY, CHINCOTEAGUE CARVERS. He is also a contributing writer for Decoy Magazine. Mr. Stansbury is an alumnus of the University of Maryland and holds a master of business administration degree from George Washington University.

         Kenneth H. Trout has been a director of Bay National Corporation since October 1999 and a director of Bay National Bank since April 2000. Since January 1999, Mr. Trout has served as the president and chief executive officer of Rosemore, Inc., a Baltimore-based privately held investment company primarily engaged in the business of oil and gas exploration and production. He also serves as a director of Rosemore Holdings, Inc., Rosemore Calvert, Inc., Tema Oil and Gas Company and Gateway Gathering and Marketing Company, which are all subsidiaries of Rosemore, Inc. He is also a director of KCI Technologies, Inc. From 1970 to November 1997, Mr. Trout was employed by Signet Banking Corporation. During his last five years of tenure with Signet, he served as senior executive vice president-commercial banking and as president and chief executive officer of Signet Bank-Maryland. Mr. Trout was retired from December 1997 to December 1998.

         A Bridgeton, New Jersey native, Mr. Trout received his undergraduate degree in economics and business administration from Methodist College in North Carolina. He is vice chairman of the Board of Trustees of The College of Notre Dame of Maryland.

         Eugene M. Waldron, Jr. has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Mr. Waldron is a Chartered Financial Analyst and since September 1998 has been a senior vice president in the Washington, D.C., office of Capital Guardian Trust Company, an employee-owned firm based in Los Angeles dedicated to institutional investment management. From March 1994 to August 1998, Mr. Waldron was employed by Loomis, Sayles & Company, an investment management firm. Mr. Waldron's more than three decades of investment experience include employment at CS First Boston Asset Management, Fidelity Management Trust Company, T. Rowe Price Associates and Ferris, Baker, Watts & Company.

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

         Mr. Semanie, age 41, serves as Executive Vice President and Chief Financial Officer, Treasurer and Secretary of Bay National Corporation and Executive Vice President and Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Bay National Bank. Mr. Semanie is a Certified Public Accountant. Mr. Semanie worked in the insurance industry for over seven years. From July 1996 to October 2000, he served as Executive Vice President and Chief Financial Officer for Agency Holding Company of Maryland, Inc., parent company of Baltimore-based Agency Services, Inc., an insurance premium finance company, and Agency Insurance Company of Maryland, Inc., a multi-line property/casualty insurance company. From March 1993 to July 1996, he was associated with USF&G Corporation where he served in various capacities, including Manager of SEC and External Reporting. From August 1985 to March 1993, Mr. Semanie worked in the Boston and Baltimore offices of the international accounting firm of KPMG LLP. He last served as a Senior Manager in the Audit practice with the firm. His background includes experience in financial planning and reporting, backroom operations, human resources and regulatory compliance.

         A native of Connecticut, Mr. Semanie earned a Bachelor of Science degree in accounting from Bentley College. He currently serves on the Board of Directors of Agency Insurance Company of Maryland, Inc. He also serves as a director of the Baltimore Child Abuse Center and as Chairman of its Finance Committee. He is a member of the American Institute of Certified Public Accountants, the Maryland Association of Certified Public Accountants, the American Institute of Chartered Property Casualty Underwriters, and Financial Executives International.

         Bay National Corporation's charter and bylaws provide that Bay National Corporation shall have at least three (3) directors, and that the number of directors may be increased or decreased by the Board of Directors. As of March 25, 2005, the number of directors has been fixed at 16 with all positions filled. Pursuant to Bay National Corporation's charter and bylaws, the Board of Directors is divided into three classes, with each class serving a three-year term, and the term of one class expiring each year. A director may only be removed by the affirmative vote of at least 80% of the votes entitled to be cast on the matter and only for cause.

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

Audit Committee Matters

         Bay National Corporation has a standing Audit Committee. The Audit Committee currently has four members: Carroll A. Bodie, Chairman, William B. Rinnier, Henry H. Stansbury and Kenneth H. Trout. As of the date of this report, each of the members of the Audit Committee is "independent" under rules promulgated by the Securities and Exchange Commission. The Audit Committee's functions and responsibilities are described in a written charter that was adopted by Bay National Corporation's Board of Directors.

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

         The Securities and Exchange Commission has defined an "audit committee financial expert" as a person who has the following attributes:

         o An understanding of generally accepted accounting principles and financial statements;

         o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

         o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the financial statements, or experience actively supervising one or more persons engaged in such activities;

         o An understanding of internal controls and procedures for financial reporting; and

         o        An understanding of audit committee functions.

         Bay National Corporation's Board of Directors determined that none of the members of the audit committee meet this definition and, accordingly, the audit committee does not have an "audit committee financial expert." In its proposing release regarding financial experts on audit committees, the Securities and Exchange Commission indicated that a "primary benefit of having a financial expert serving on a company's audit committee is that the person, with his or her enhanced level of financial sophistication or expertise, can serve as a resource for the audit committee as a whole in carrying out its functions."

         The Board of Directors believes that the audit committee, as it is presently constituted, is able to carry out its functions fully and in the best interests of stockholders notwithstanding the lack of an audit committee financial expert. In that regard, the Board of Directors believes that the combined knowledge and experience of the committee's four members, as described under the heading "Directors, Executive Officers, Promoters and Control Persons," serve as a valuable resource to that committee. In light of the foregoing, the Board of Directors has no current plans to add a new director to the audit committee who would qualify as an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act

         The Company did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), at any time during the Company's fiscal year ended December 31, 2004. Accordingly, there is no requirement upon the Company's officers, directors and 10% or greater shareholders to file any reports required pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

         Bay National Corporation's Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller and persons performing similar functions. That Code of Ethics for Senior Financial Officers has been posted on Bay National Bank's internet website at www.baynational.com. A copy of the Code of Ethics for Senior Financial Officers is also included as an exhibit to this annual report.

Item 10.  Executive Compensation

Director Compensation

         Except for discretionary grants of options to purchase shares of common stock as described below and discretionary payments based on special circumstances, the directors of Bay National Corporation and Bay National Bank were not compensated for their attendance at regularly scheduled or special board meetings or for other services prior to July 2004.

         In July 2004, Bay National Bank began paying directors who are not officers or employees of Bay National Corporation or Bay National Bank (e.g., all directors other than Mr. Mohler) ("Qualified Directors") $200 for each attended regularly scheduled meeting and each special meeting of the Board of Directors of Bay National Bank, and $150 for each attended regularly scheduled meeting and each special meeting of a committee of the Board of Directors of Bay National Bank. In addition, the chair of the Executive Committee and the chair of the Audit Committee of the Board of Directors of Bay National Bank received an additional $100 for each attended regularly scheduled meeting and each special meeting. During 2004, Bay National Bank paid (or accrued the payment of) $23,250 for these meeting fees.

         During 2004, all Qualified Directors of Bay National Bank were also entitled to reimbursement for their reasonable travel costs related to their attendance at board and committee meetings, and all directors of Bay National Corporation and Bay National Bank are reimbursed for reasonable expenses incurred on behalf of Bay National Corporation and Bay National Bank. During 2004, Bay National Corporation and Bay National Bank did not reimburse any travel costs or expenses.

         In December 2004, the Compensation Committee of the Board of Directors of Bay National Bank authorized a special payment of $20,000 to Mr. H. Victor Rieger, Jr., a director of Bay National Corporation and Bay National Bank, in recognition of Mr. Rieger's outstanding service as a key member of Bay National Bank's Executive Committee. Since 2001, Bay National Bank has made annual special payments to Mr. Rieger in recognition of his outstanding service.

         Bay National Corporation does not pay cash remuneration to its directors. It is expected that unless and until Bay National Corporation becomes actively involved in additional businesses other than owning all the capital stock of Bay National Bank, no separate cash compensation will be paid to the directors of Bay

National Corporation in addition to that paid to them by Bay National Bank in their capacities as directors of Bay National Bank. However, Bay National Corporation may determine in the future that such separate cash compensation is appropriate.

         On January 25, 2005, the Board of Directors of Bay National Corporation and Bay National Bank adopted a formal Director Compensation Policy. The Director Compensation Policy provides for compensation for attendance at meetings and reimbursement of expenses in substantially the same manner as that paid from July 2004 to December 2004 except that directors of Bay National Bank will receive $300 for attended meetings of the Board of Directors instead of $200. The Director Compensation Policy also provides that the Board of Directors or the compensation committee of the Board of Directors of Bay National Bank may authorize discretionary payments to Qualified Directors as a result of outstanding service by the Qualified Director. Furthermore, the Director Compensation Policy provides that the policy may be changed from time to time. A copy of the Director Compensation Policy is included as an exhibit to this annual report.

         In November 2001, Bay National Corporation granted each of its then directors options to purchase 3,000 shares of its common stock at $7.58 per share, the then fair market value. A total of 39,000 options were issued. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the individual director's appointment to Bay National Corporation's Board of Directors. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual director's appointment to the Board of Directors. As of December 31, 2004, options to purchase 27,000 shares were exercisable. The options expire on November 19, 2009 and none have been exercised.

Executive Compensation

Summary Compensation Table

         The following table sets forth the compensation paid by Bay National Corporation and Bay National Bank to the Chief Executive Officer of Bay National Corporation and Bay National Bank and to any other executive officer of Bay National Corporation and Bay National Bank who received compensation in excess of $100,000 during 2004.


                                             Summary Compensation Table
                                             --------------------------

                                                                         Long Term Compensation
                                                                   ------------------------------------
                                       Annual Compensation                  Awards            Payouts
                                ---------------------------------- ------------------------- ----------
                                                                                 Securities
                                                    Other Annual    Restricted   Underlying  LTIP        All Other
 Name and Principal             Salary    Bonus     Compensation      Stock       Options/   Payouts    Compensation
 Position                Year     ($)       ($)          ($)       Award(s) ($)   SARs (#)      ($)         ($)
 ----------------------- ------ --------- --------- -------------- ------------- ----------- ---------- -------------
 Hugh W. Mohler
 President and Chief
 Executive Officer (1)
                         2004   $170,308  $ 30,000       $  7,500       -            -           -          $  7,654
                         2003    164,000     -            -             -            -           -          $  6,798
                         2002    164,000     -            -             -            -           -          $  6,032
 Mark A. Semanie
 Executive Vice
 President and CFO (2)   2004   $155,192  $ 30,000        -             -            -           -          $  7,519
                         2003   $135,000  $ 30,000        -             -            -           -          $  6,838
                         2002   $135,000  $ 30,000        -             -            -           -          $  6,838


(1) Other compensation includes $7,003, $6,150 and $5,533 of contributions to the Company's 401(k) retirement plan for 2004, 2003 and 2002, respectively, and $651, $648 and $499 of term life insurance premiums paid by the Bank on Mr. Mohler's behalf for 2004, 2003 and 2002, respectively. Other annual compensation for 2004 includes $7,500 which represents the difference between the fair market value of 5,000 shares of common stock purchased upon the exercise of warrants and the $10 per share exercise price of the warrants. The aggregate market value of the stock purchased was $57,500 as of the exercise date of September 16, 2004, based on a sales price of $11.50 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on August 31, 2004. The summary of Mr. Mohler's 2004 compensation does not include a bonus of $50,000 approved by the Compensation Committee of the Board of Directors on December 7, 2004 and paid on January 21, 2005.

(2) Other compensation includes $6,651, $5,962 and $5,947 of contributions to the Company's 401(k) retirement plan for 2004, 2003 and 2002, respectively, and $868, $864 and $891 of term life insurance premiums paid by the Bank on Mr. Semanie's behalf for 2004, 2003 and 2002, respectively. The summary of Mr. Semanie's 2004 compensation does not include a bonus of $40,000 approved by the Compensation Committee of the Board of Directors on December 7, 2004 and paid on January 21, 2005.

Aggregate Options Table

         The following table sets forth information on the aggregate number of shares of common stock underlying unexercised options held as of December 31, 2004 by Mr. Mohler and Mr. Semanie and the aggregate dollar value of in-the-money unexercised options held as of December 31, 2004 by Mr. Mohler and Mr. Semanie.

                         Number of Securities
                        Underlying Unexercised        Value of Unexercised
                              Options at             in-the-Money Options at
Name                      December 31, 2004             December 31, 2004
-------------------- ----------------------------- ----------------------------
                      Exercisable Unexercisable        Exercisable Unexercisable
                      ----------- -------------        ----------- -------------
Hugh W. Mohler           18,630        18,631          $ 105,632    $  105,638
Mark A. Semanie           9,315         9,315             52,816        52,816

         The exercise price of these options is $7.58 per share. The market value of the common stock was $13.25 per share, which is the sales price at which shares of common stock were last sold in over the counter trading on December 20, 2004.

Employment Arrangements

         Bay National Bank has entered into a written employment agreement with Mr. Mohler dated September 14, 1999, which became effective upon the opening of Bay National Bank on May 12, 2000. Under this agreement, Mr. Mohler serves as the president of Bay National Bank at an initial annual base salary of $154,000, subject to annual review. The Compensation Committee of the Board of Directors of the Bank provided Mr. Mohler with base salary increases of $10,000 beginning with the 2002 calendar year and $36,000 beginning with the 2005 calendar year. Accordingly, Mr. Mohler's current base salary is $200,000. Also, the Compensation Committee of the Board of Directors of the Bank approved discretionary bonuses to Mr. Mohler of $30,000 and $50,000 in December 2003 and 2004, respectively (the agreement is silent with respect to the payment of bonuses to Mr. Mohler). These bonuses were paid in February 2004 and January 2005, respectively.

         The agreement had an initial term of three years, automatically renewable for one-year terms unless written notice is provided by either party 90 days before expiration of a term. Written notice was not provided by either party 90 days before the expiration of the term which was set to expire on September 13, 2004 and, accordingly the new term is set to expire on September 13, 2005. It is anticipated that the term set to expire in September 2005 will automatically renew to September 2006.

         Bay National Bank may terminate the employment agreement without cause upon 30 days' prior written notice and may terminate the employment agreement for cause at any time without prior notice. Mr. Mohler may terminate his employment agreement at any time upon 30 days' prior written notice. In the event Mr. Mohler is terminated without cause, he will continue to receive salary payments for the earlier of six months from the date of termination or until he has found comparable employment. Mr. Mohler is required to use his best efforts to obtain comparable employment. In the event Bay National Bank elects to terminate the employment agreement at the expiration of a term, Bay National Bank must pay Mr. Mohler his then base salary for three months.

         Pursuant to the agreement, if Mr. Mohler is employed by Bay National Bank on the date of a "change of control," he is entitled to a payment of 290% of his "base amount" (as that term is defined in Section 280G(b)(3) of the Internal Revenue Code) from Bay National Bank. In general, the employment agreement defines "change of control" as: (i) the acquisition by any person of beneficial ownership of forty percent (40%) or more of the outstanding shares of common stock of Bay National Bank or Bay National Corporation; (ii) the election of a majority of the members of the Board of Directors who were not approved or nominated by then incumbent board; or (iii) the approval by the stockholders of Bay National Bank or Bay National Corporation of: (a) a reorganization, merger or consolidation of Bay National Bank or Bay National Corporation, subject to certain exceptions; (b) a liquidation or dissolution of Bay National Bank or Bay National Corporation; or (c) the sale or other disposition of all or substantially all of the assets of Bay National Bank or Bay National Corporation.

         If the change of control severance payment were required to be paid in 2005, Mr. Mohler would receive approximately $580,000.

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

         Bay National Bank has agreed to employ Mr. Semanie on an at will basis at a rate of pay of $165,000 as of January 1, 2005. Mr. Semanie is also eligible for incentive bonuses at the discretion of the Compensation Committee of the Board of Directors, and is entitled to all benefits available to full time employees of Bay National Bank. Mr. Semanie is not a party to a written agreement with Bay National Bank.

         The Compensation Committee of the Board of Directors of the Bank approved discretionary bonuses to Mr. Semanie of $30,000 in December 2001, 2002 and 2003 and $40,000 in December 2004, respectively. These bonuses were paid in the subsequent calendar year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2004, with respect to compensation plans under which equity securities of Bay National Corporation are authorized for issuance.


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
                                                   (a)                         (b)                    (c)
 ---------------------------------------------------------------------------------------------------------------------

 Equity compensation plans approved
 by security holders                            147,492                      $ 7.67                    52,508
 ---------------------------------------------------------------------------------------------------------------------
 Equity compensation plans not
 approved by security holders                       -                                                     -
 ---------------------------------------------------------------------------------------------------------------------
                                                147,492                      $ 7.67                    52,508
 Total
 ---------------------------------------------------------------------------------------------------------------------


Security Ownership

         The following table sets forth the beneficial ownership of Bay National Corporation's common stock as of March 25, 2005 by its directors, executive officers named in the Summary Compensation Table in Item 10 above, directors and officers as a group and persons believed by management to beneficially own more than five percent (5%) of the common stock. The table includes warrants and options beneficially owned by these persons. Unless otherwise noted below, management believes that each person named in the table has the sole voting and sole investment power with respect to each of the shares of common stock reported as beneficially owned by such person.

Name and Address                              Number of Shares   Percentage
of Beneficial Owner
(16)                                                (16)          of Class
--------------------------------------------------------------------------------
                                                         18,250          .90%
Carroll A. Bodie (1)
4005 Greenway
Baltimore, MD 21218

Charles E. Bounds (2)
1707 Upper Millstone Lane
Salisbury, MD 21801                                       7,130          .35%

Citizens, Inc.
P.O. Box 1550
Butler, PA 16003                                        163,624         8.11%

Gary T. Gill
6 Brierleigh Court
Lutherville, Maryland   21093                             5,949          .29%

John R. Lerch (3)
618 Indian Lane
Salisbury, MD 21801                                      45,250         2.42%

Donald G. McClure, Jr. (4)
24 Dockside Lane
Key Largo, FL 33037                                      16,250          .81%

Hugh W. Mohler (5)
23 Buchanan Road
Baltimore, MD 21212                                      83,995         4.16%

Robert L. Moore (6)
10 79th #403
Ocean City, MD 21842                                      9,000          .45%

James P. O'Conor
2 Fieldspring court
Lutherville, MD 21093                                     5,000          .25%

H. Victor Rieger, Jr. (7)
1015 Ivy Hill Road
Cockeysville, MD 21030                                   28,250         1.40%

Margaret K. Riehl (8)
7A Devon Hill Road
Baltimore, MD 21210                                      24,750         1.23%

William B. Rinnier (9)
616 Manor Drive
Salisbury, MD 21801                                      14,750          .73%

Edwin A. Rommel, III (10)
5281 Silver Run Lane
Salisbury, MD 21801                                      32,750         1.62%

Mark A. Semanie (11)
1200 Corinthian Court
Bel Air, MD 21014                                        10,995          .55%

Henry H. Stansbury (12)
6200 Foxhall Farm Road
Catonsville, MD 21228                                    41,050         2.04%

Kenneth H. Trout (13)
804 Hillstead Drive
Lutherville, MD 21093                                     4,250          .21%

Eugene M. Waldron, Jr. (14)
5309 Woodlawn Avenue
Chevy Chase, MD 20815                                    42,250         2.09%

Carl A.J. Wright
8609 Marburg Manor Drive
Lutherville, MD  21093                                   14,000          .69%

All directors and executive officers as a group:
Seventeen persons                                       403,869        20.01%

         (1) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in June 2005.

         (2) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in June 2005.

         (3) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in June 2005. Includes 6,000 shares held by LFI partnership, of which Mr. Lerch is a general partner; and 3,000 shares held by Mr. Lerch's spouse. Mr. Lerch disclaims beneficial ownership as to the shares held by his spouse.

         (4) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in April 2006. Includes 9,000 shares held in trust for the benefit of Mr. McClure's children for which Mr. McClure is a co-trustee.

         (5) Includes 30,195 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 10,066 shares issuable upon the exercise of options that are exercisable starting in June 2005. Includes 1,000 shares held by Mr. Mohler's spouse. Mr. Mohler disclaims beneficial ownership as to the shares held by his spouse.

         (6) Includes 1,500 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 1,500 shares issuable upon the exercise of options that are exercisable starting in February 2006.

         (7) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in June 2005. Includes 1,000 shares held by Mr. Rieger's spouse. Mr. Rieger disclaims beneficial ownership as to the shares held by his spouse.

         (8) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in June 2005. Includes 1,000 shares held by Mrs. Riehl's spouse. Mrs. Riehl disclaims beneficial ownership as to the shares held by her spouse.

         (9) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in August 2005. Includes 3,000 shares held by Mr. Rinnier's spouse, and 2,000 shares held by Mr. Rinnier's children. Mr. Rinnier disclaims beneficial ownership as to the shares held by his spouse and his children.

         (10) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in June 2005.

         (11) Includes 9,315 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 9,315 shares issuable upon the exercise of options that are exercisable starting in October 2005.

         (12) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in June 2005. Includes 12,500 shares held by Mr. Stansbury's spouse. Mr. Stansbury disclaims beneficial ownership as to the shares held by his spouse.

         (13) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in October 2005.

         (14) Includes 2,250 shares issuable upon the exercise of options that are exercisable within 60 days of March 25, 2005. Excludes 750 shares issuable upon the exercise of options that are exercisable starting in June 2005. Includes 3,000 shares held by Mr. Waldron's children. Mr. Waldron disclaims beneficial ownership as to the shares held by his children.

         (15) All of the named individuals, other than Mr. Semanie, are directors of Bay National Corporation. Mr. Mohler is a director and executive officer of Bay National Corporation.

         The number of shares beneficially owned includes shares of common stock subject to held by the named persons that are exercisable as of, or within 60 days of, March 25, 2005. Such shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

         In November 2001, Bay National Corporation granted each of its then directors, including Mr. Mohler, options to purchase 3,000 shares of Bay National Corporation common stock at $7.58 per share, the then fair market value. A total of 39,000 options were issued. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. The remaining 25% installments vest on the fourth, fifth and sixth anniversary of the individual director's appointment to the Board of Directors of Bay National Corporation. A total of 28,500 of these options to purchase shares were exercisable as of, or within 60 days of March 25, 2005. The options expire on November 19, 2009 and none have been exercised.

         In November 2001, Mr. Mohler was granted options to purchase 37,261 shares of Bay National Corporation common stock, and Mr. Semanie was granted options to purchase 18,630 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the officer's date of employment with Bay National Bank. The remaining 25% installments vest on the fourth, fifth and sixth anniversary of the individual officer's date of employment with Bay National Bank. A total of 37,260 of these options to purchase shares were exercisable as of, or within 60 days of, March 25, 2005. The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

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

         The warrants became exercisable on April 30, 2001 and were exercisable in whole or in part until November 16, 2004. Prior to expiration on November 16, 2004, 55,000 of the warrants were exercised. The remaining 1,250 warrants expired. Bay National Corporation received an aggregate of $550,000 from the exercise of the warrants.

         Lucy Mohler, the spouse of Hugh W. Mohler, serves as Bay National Corporation's and Bay National Bank's Vice President of Marketing and Investor Relations. Ms. Mohler earned an aggregate compensation of $64,371 plus benefits valued at $2,932 during 2003 and aggregate compensation of $72,308, plus benefits valued at $3,239, during 2004 from Bay National Bank.

         Matthew Waldron and Bradford Wright, the sons of directors Eugene Waldron and Carl A.J. Wright, respectively, became employees of Bay National Bank during 2004. Neither of them earned aggregate compensation in excess of $60,000 during 2004.

        Director John R. Lerch owns a 100% interest in the property being leased for Bay National Bank's Salisbury, Maryland branch office. This lease, which became effective as of September 1, 1999, was for a term of five years with Bay National Corporation having the option to extend the term for three five-year renewal terms. During the initial lease term, Bay National Corporation paid monthly rent of approximately $1,980, plus all real estate taxes and utilities. Bay National Corporation exercised its option to extend this lease and it will now terminate on August 31, 2009, unless extended. During the new lease term, Bay National Corporation will pay monthly rent of approximately $2,292, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell. Bay National Corporation paid Mr. Lerch $23,756 during 2003 and $25,004 during 2004.

         At the time of entering into the lease in 1999, Bay National Corporation believed that the lease rate was at fair market value, based, in part, on an evaluation of the lease terms by William E. Martin of ERA Martin Associates, a Salisbury-based real estate brokerage firm. Bay National Corporation engaged Mr. Martin to review the lease terms for the purpose of determining whether the terms were consistent with the lease terms for similar properties in the downtown Salisbury area. Although Bay National Corporation did not have an independent third party reevaluate the lease terms in connection with the renewal, management believes that the terms of the lease are at least as favorable as could be obtained from an independent third party.

         Director Gary T. Gill is president and chief executive officer of the MacKenzie Companies, which owns the property being leased for Bay National Bank's Lutherville, Maryland corporate and branch offices. Bay National Corporation is a party to two leases with this landlord dated July 16, 1999. These leases were amended during February and October 2004 to add additional space and extended in October 2004 to February 28, 2010. Bay National Corporation has the right to extend the leases for one additional five year term, to February 28, 2015. The amendments also effectively combined both leases.

        As of December 31, 2004, Bay National Corporation was leasing 1,712 square feet on the first floor of the building and 6,206 square feet on the third floor of the building, and was paying $19,425 in monthly rent, which includes Bay National Corporation's share of taxes and building operating costs. Bay National Corporation paid the landlord $170,099 during 2003 and $202,945 during 2004.

         The leases were originally entered into well in advance of Mr. Gill's appointment to the Board of Directors in January 2003. Although Bay National Corporation did not have an independent third party reevaluate the lease terms in connection with the renewal, management believes that the terms of the lease are at least as favorable as could be obtained from an independent third party.

         Some of Bay National Bank's directors and officers and the business and professional organizations with which they are associated have banking transactions with Bay National Bank in the ordinary course of business. It is Bay National Bank's policy that any loans and loan commitments will be made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of comparable credit standing. Loans to directors and officers must comply with Bay National Bank's lending policies and statutory lending limits; directors with a personal interest in any loan application will be excluded from considering any such loan application.

         The officers and directors of Bay National Corporation and Bay National Bank have loans due to Bay National Bank in the amount of $5,828,095 at December 31, 2004 and $4,672,104 at December 31, 2003. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

Item 13.  Exhibits

         The following exhibits are filed with or incorporated by reference into this report.

      Exhibit
      No.         Description of Exhibit
      ---------   ----------------------

         3.1*     Articles of Incorporation of Bay National Corporation

         3.2*     Bylaws of Bay National Corporation

         4.1*     Rights of Holders of Common Stock (as contained in Exhibit
                  3.1)

         4.2*     Form of Common Stock Certificate

         10.1     Employment Agreement between Bay National Bank and Hugh W.
                  Mohler

         10.2 Terms of December 2005 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler

         10.3 Terms of Employment Relationship between Bay National Bank and Mark A. Semanie

         10.4**   Bay National Corporation Stock Option Plan

         10.5**   Form of Incentive Stock Option Agreement for Stock Option Plan

         10.6# Bay National Corporation and Bay National Bank Director Compensation Policy

         10.7* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership

         10.8* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership

         10.9## Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership

         10.10## Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership

         10.11## Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership

         10.12## Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership

         10.13* Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson

         14@      Code of Ethics for Senior Financial Officers

         21.1     Subsidiaries of Bay National Corporation

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

         The exhibit which are denominated by two asterisks (**) were previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation's Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428.

         The exhibit which is denominated by the at sign (@) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation's Annual Report on Form 10-KSB, as amended, filed on March 30, 2004.

         The exhibit which is denominated by the number sign (#) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation's Current Report on Form 8-K filed on January 26, 2005.

         The exhibit which is denominated by two number signs (##) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation's Current Report on Form 8-K filed on March 11, 2005.

         Note: Exhibits 10.1 through 10.6 relate to management contracts or compensatory plans or arrangements.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

         The following table presents fees for professional audit services rendered by Stegman & Company for the audit of Bay National Corporation's annual consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Stegman & Company during those periods.

                                  Years Ended December 31
                               -------------------------------
                                   2004              2003
                               -------------     -------------

Audit Fees (1)                $      37,669     $      34,151
Audit Related Fees (2)              -                 -
Tax Fees (3)                          4,000             4,000
All Other Fees (4)                  -                 -
                               -------------     -------------
     Total                    $      41,669     $      38,151
                               =============     =============


(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.

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

                                            BAY NATIONAL CORPORATION

Date:  March 25, 2005                       By: /s/ Hugh W. Mohler
                                            ----------------------
                                                Hugh W. Mohler, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Name                                          Position                                  Date
     ----                                          --------                                  ----
                                                   Director and President
/s/ Hugh W. Mohler                                 (Principal Executive Officer)             March 25, 2005
------------------
Hugh W. Mohler

/s/ Mark A. Semanie.                               Executive Vice President and CFO
-------------------                                (Principal Accounting and                 March 22, 2005
Mark A. Semanie                                    Financial Officer)

/s/Carroll A. Bodie.                               Director                                  March 22, 2005
--------------------
Carrol1 A. Bodie

/s/ Charles E. Bounds                              Director                                  March 22, 2005
---------------------
Charles E. Bounds

/s/ Gary T. Gill                                   Director                                  March 21, 2005
----------------
Gary T. Gill

/s/ John R. Lerch                                  Director                                  March 22, 2005
-----------------
John R. Lerch

/s/_____________________________                   Director
Donald G. McClure, Jr.

/s/ Robert L. Moore                                Director                                  March 22, 2005
-------------------
Robert L. Moore

/s/ James P. O'Conor                               Director                                  March 22, 2005
--------------------
James P. O'Conor

/s/ H. Victor Rieger, Jr.                          Director                                  March 25, 2005
-------------------------
H. Victor Rieger, Jr.






/s/_____________________________                   Director
Margaret Knott Riehl

/s/ William B. Rinnier                             Director                                  March 22, 2005
----------------------
William B. Rinnier

/s/ Edwin A. Rommel                                Director                                  March 22, 2005
---------------------
Edwin A. Rommel, III

/s/ Henry H. Stansbury                             Director                                  March 22, 2005
----------------------
Henry H. Stansbury

/s/ Kenneth H. Trout                               Director                                  March 22, 2005
--------------------
Kenneth H. Trout

/s/_____________________________                   Director
Eugene M. Waldron, Jr.

/s/ Carl A. J. Wright                              Director                                  March 22, 2005
---------------------
Carl A.J. Wright


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
               15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         Subsequent to the date of this filing, Bay National Corporation intends to provide proxy materials and an annual report to its security holders in connection with its annual meeting of security holders. A copy of such proxy materials and annual report will be furnished to the Securities and Exchange Commission for its information and Bay National Corporation understands that such materials will not be considered to be filed or subject to the liabilities of Section 18 of the Exchange Act.

                                  EXHIBIT INDEX


Exhibit
No.      Description of Exhibit
---      ----------------------

3.1*     Articles of Incorporation of Bay National Corporation

3.2*     Bylaws of Bay National Corporation

4.1*     Rights of Holders of Common Stock (as contained in Exhibit 3.1)

4.2*     Form of Common Stock Certificate

10.1     Employment Agreement between Bay National Bank and Hugh W. Mohler

10.2 Terms of December 2005 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler

10.3 Terms of Employment Relationship between Bay National Bank and Mark A. Semanie

10.4**   Bay National Corporation Stock Option Plan

10.5**   Form of Incentive Stock Option Agreement for Stock Option Plan

10.6#    Bay National Corporation and Bay National Bank Director Compensation
         Policy

10.7* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership

10.8* Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership

10.9## Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership

10.10## Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership

10.11## Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership

10.12## Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership

10.13* Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson

14@      Code of Ethics for Senior Financial Officers

21.1     Subsidiaries of Bay National Corporation

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

         The exhibit which are denominated by two asterisks (**) were previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation's Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428.

         The exhibit which is denominated by the at sign (@) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation's Annual Report on Form 10-KSB, as amended, filed on March 30, 2004.

         The exhibit which is denominated by the number sign (#) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation's Current Report on Form 8-K filed on January 26, 2005.

         The exhibit which is denominated by two number signs (##) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation's Current Report on Form 8-K filed on March 11, 2005.

         Note: Exhibits 10.1 through 10.6 relate to management contracts or compensatory plans or arrangements.