Form 10QSB
period 2005-03-31
BAY NATIONAL CORP
filed 2005-05-13
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2005.

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

         At May 13, 2005, the issuer had 1,920,194 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (Check One): Yes    No X
                                                                       ---   ---

PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------


                            BAY NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                   As of March 31, 2005 and December 31, 2004

                                                                                   March 31,           December 31,
                                                                                      2005                 2004
                                                                                ----------------      ---------------
ASSETS                                                                            (Unaudited)

     Cash and due from banks                                                  $       1,162,644      $     1,403,424
     Federal funds sold and other overnight investments                              18,493,156           16,708,528
     Loans held for sale                                                              7,726,815            9,613,162
     Investment securities available for sale (AFS) - at fair value                   1,543,073            1,544,496
     Other equity securities                                                            654,790              556,090
     Loans, net of unearned fees                                                    142,194,796          141,413,437
         Less: Allowance for credit losses                                           (1,842,000)          (1,810,000)
                                                                                ----------------      ---------------
              Loans, net                                                            140,352,796          139,603,437
     Premises and equipment, net                                                        627,410              593,583
     Accrued interest receivable and other assets                                       929,730              740,754
                                                                                ----------------      ---------------

              Total Assets                                                    $     171,490,414      $   170,763,474
                                                                                ================      ===============


LIABILITIES

     Non-interest-bearing deposits                                            $      23,605,655      $    20,638,596
     Interest-bearing deposits                                                      130,746,300          133,288,446
                                                                                ----------------      ---------------
         Total deposits                                                             154,351,955          153,927,042

     Short-term borrowings                                                            1,261,000            1,381,000
     Note Payable                                                                     1,250,000            1,250,000
     Accrued expenses and other liabilities                                             760,376              786,668
                                                                                ----------------      ---------------

              Total Liabilities                                                     157,623,331          157,344,710
                                                                                ----------------      ---------------

STOCKHOLDERS' EQUITY

     Common stock - $.01 par value, authorized:
         9,000,000 shares authorized, 1,920,194 and 1,917,710 issued and outstanding as of March 31, 2005 and December 31, 2004,
         respectively                                                                    19,202               19,177
     Additional paid in capital                                                      17,419,088           17,400,284
     Accumulated deficit                                                             (3,571,207)          (4,000,697)
                                                                                ----------------      ---------------

              Total Stockholders' Equity                                             13,867,083           13,418,764
                                                                                ----------------      ---------------

              Total Liabilities and Stockholders' Equity                      $     171,490,414      $   170,763,474
                                                                                ================      ===============

                            See accompanying notes to consolidated financial statements.


                                                          2


                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
            For the three-month periods ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                        Three Months Ending
                                                                                              March 31
                                                                                    -----------------------------
                                                                                        2005            2004
                                                                                    -------------    ------------

INTEREST INCOME:
   Interest and fees on loans                                                      $   2,463,260    $  1,530,644
   Interest on federal funds sold and other
     overnight investments                                                                66,478          25,942
   Taxable interest and dividends on investment
     securities                                                                           11,606           4,895
                                                                                    -------------    ------------
     Total interest income                                                             2,541,344       1,561,481
                                                                                    -------------    ------------

INTEREST EXPENSE:
   Interest on deposits                                                                  790,469         508,437
   Interest on short-term borrowings                                                       8,116           2,908
   Interest on note payable                                                               16,996          -
                                                                                    -------------    ------------
     Total interest expense                                                              815,581         511,345
                                                                                    -------------    ------------

Net interest income                                                                    1,725,763       1,050,136

Provision for credit losses                                                               32,000         109,721
                                                                                    -------------    ------------

Net interest income after provision for
   credit losses                                                                       1,693,763         940,415
                                                                                    -------------    ------------

NON-INTEREST INCOME:
   Service charges on deposit accounts                                                    49,239          54,455
   Gain on sale of mortgage loans                                                         41,604          56,949
   Other income                                                                           11,386          13,923
                                                                                    -------------    ------------
     Total non-interest income                                                           102,229         125,327
                                                                                    -------------    ------------

NON-INTEREST EXPENSES:
   Salaries and employee benefits                                                        748,595         594,677
   Occupancy expenses                                                                     94,174          69,821
   Furniture and equipment expenses                                                       77,091          54,103
   Legal and professional fees                                                            40,000          38,748
   Data processing and other outside services                                            208,825         130,671
   Advertising and marketing related expenses                                             61,785          43,498
   Other expenses                                                                        136,032          73,148
                                                                                    -------------    ------------
     Total non-interest expenses                                                       1,366,502       1,004,666
                                                                                    -------------    ------------

Income before income taxes                                                               429,490          61,076
Income tax expense                                                                       -                -
                                                                                    -------------    ------------
NET INCOME                                                                         $     429,490    $     61,076
                                                                                    =============    ============

Per Share Data:
   Cash Dividends Paid                                                             $     -          $     -
   Net Income (basic)                                                              $         .22    $        .03
   Net Income (diluted)                                                            $         .22    $        .03

   Weighted Average shares outstanding (basic)                                         1,919,725       1,862,710
   Effect of Dilution - Stock options and Warrants                                        66,573          54,705
                                                                                    -------------    ------------
   Weighted Average shares outstanding (diluted)                                       1,986,298       1,917,415
                                                                                    =============    ============

                               See accompanying notes to consolidated financial statements.

                                                             3


                            BAY NATIONAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
               For the three-months ended March 31, 2005 and 2004
                                   (Unaudited)



                                            Common            Paid in           Accumulated      Stockholders'
                                             Stock            Capital             Deficit            Equity
                                         -------------     --------------    -----------------   ---------------
Balances at December 31, 2004           $      19,177     $   17,400,284    $     (4,000,697)   $    13,418,764

Issuance of Common Stock                           25             18,804            -                    18,829

Net Income                                    -                  -                   429,490            429,490

                                         -------------     --------------    -----------------   ---------------
Balances at March 31, 2005              $      19,202     $   17,419,088    $     (3,571,207)   $    13,867,083
                                         =============     ==============    =================   ===============




                                                            Additional                               Total
                                                              Paid in           Accumulated       tockholders'
                                         Common Stock         Capital             Deficit        S   Equity
                                         -------------     --------------    -----------------   ---------------
Balances at December 31, 2003           $      18,627     $   16,850,834    $     (4,802,961)   $    12,066,500

Net Income                                    -                  -                    61,076             61,076

                                         -------------     --------------    -----------------   ---------------
Balances at March 31, 2004              $      18,627     $   16,850,834    $     (4,741,885)   $    12,127,576
                                         =============     ==============    =================   ===============


                       See accompanying notes to consolidated financial statements.




                            BAY NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three-months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                2005                   2004
                                                                            -------------          -------------

Cash Flows From Operating Activities
   Net income                                                              $     429,490          $      61,076
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation                                                               41,113                 43,158
       Accretion of investment discounts                                          (9,009)                (3,415)
       Provision for credit losses                                                32,000                109,721
       Gain on sale of loans held for sale                                       (41,604)               (56,949)
       Origination of loans held for sale                                    (29,932,146)            (5,449,684)
       Proceeds from sale of loans                                            31,860,097              5,478,918
       Net increase in accrued interest receivable and other assets             (188,976)               (49,744)
       Net decrease in accrued expenses and other liabilities                    (26,292)               (80,518)
                                                                            -------------          -------------

            Net cash provided by operating activities                          2,164,673                 52,563
                                                                            -------------          -------------

Cash Flows From Investing Activities
   Purchases of investment securities - AFS                                   (1,539,568)            (1,446,575)
   Maturities of investment securities - AFS                                   1,550,000              1,550,000
   Purchase of Federal Home Loan Bank of Atlanta stock                           (98,700)               (51,200)
   Loan disbursements in excess of principal payments                           (781,359)            (8,202,893)
   Capital expenditures                                                          (74,940)              (104,361)
                                                                            -------------          -------------
            Net cash used by investing activities                               (944,567)            (8,255,029)
                                                                            -------------          -------------

Cash Flows From Financing Activities
   Net increase in deposits                                                      424,913             26,215,643
   Net (decrease) increase in short-term borrowings                             (120,000)               228,000
   Net proceeds from stock issuance                                               18,829                -
                                                                            -------------          -------------

           Net cash provided by financing activities                             323,742             26,443,643
                                                                            -------------          -------------

Net  increase in cash and cash equivalents                                     1,543,848             18,241,177
Cash and cash equivalents at beginning of period                              18,111,952             18,060,105
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                 $  19,655,800          $  36,301,282
                                                                            =============          =============

Cash paid for:
   Interest                                                                $     801,949          $     491,803
   Income taxes                                                            $     -                $     -


                          See accompanying notes to consolidated financial statements.



                            BAY NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For The Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

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

         The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The balances as of December 31, 2004 have been derived from audited financial statements. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation's 2004 Annual Report on Form 10-KSB. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2004 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2005 or any other interim period.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of March 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

         As of March 31, 2005, the Bank has been categorized as "Well Capitalized" by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

5.    STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company's stock option plan were recorded during the three-month periods ended March 31, 2005 and 2004.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-month periods ended March 31:

                                                       Three Months Ending
                                                            March 31
                                                 ------------------------------
                                                     2005             2004
                                                 -------------     ------------
INTEREST INCOME:
Net income, as reported                         $     429,490     $     61,076

 Less pro forma stock-based compensation
   expense determined under the fair value
   method                                             (17,011)         (15,609)

                                                 -------------     ------------
 Pro forma net income                           $     412,479     $     45,467
                                                 =============     ============

 Net income per share:
   Basic - as reported                          $         .22     $        .03
   Diluted - as reported                        $         .22     $        .03
   Basic - pro forma                            $         .21     $        .02
   Diluted - pro forma                          $         .21     $        .02

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the "Parent") and its national bank subsidiary, Bay National Bank (the "Bank"), collectively (the "Company"), as of March 31, 2005 and December 31, 2004 and for the three-month periods ended March 31, 2005 and 2004.

General

         On May 12, 2000 the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

         The Bank serves the business communities of North Baltimore and Salisbury, Maryland.

Overview

         While the Company experienced a slow down in the growth of assets for the three-month period ended March 31, 2005, operating results continued a strong trend of improvement over prior year results. Key measurements for the three-month period ended March 31, 2005 include the following:

      o Total assets at March 31, 2005 increased marginally to $171.5 million as compared to $170.8 million as of December 31, 2004.

      o Net loans outstanding increased from $139.6 million as of December 31, 2004 to $140.4 million as of March 31, 2005.

      o There were no nonperforming loans at March 31, 2005. Appropriate reserves for loan losses continue to be maintained.

      o Deposits at March 31, 2005 were $154.4 million, a small increase from $153.9 million as of December 31, 2004.

      o The Company realized net income of $429,490 for the three-month period ended March 31, 2005. This is a 603.21% increase over net income of $61,076 for the three-month period ended March 31, 2004.

      o Net interest income, the Company's main source of income, was $1.7 million during the three-month period ended March 31, 2005 compared to $1.1 million for the same period in 2004. This represents an increase of 64.34% for the three-months ended March 31, 2005 as compared to the same period in 2004.

      o There were no charge-offs for the three-month period ended March 31, 2005. Loan charge-offs were $6,221 for the three-month period ended March 31, 2004.

      o Non-interest income declined by $23,098, or 18.43%, for the three-month period ended March 31, 2005, as compared to the same period in 2004.

      o Non-interest expenses increased by $361,836, or 36.02%, for the three-month period ended March 31, 2005, as compared to the same period ended March 31, 2004.

      o The market price of common shares ended the quarter at $14.50, up 9.43% from the closing price of $13.25 on December 31, 2004.

         A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

Overview

         The Company recorded net income of $429,490 for the three-month period ended March 31, 2005. This compares to net income of $61,076 for the same period in 2004. This is an improvement of $368,414 or 603.21% for the three-month period. This significant improvement in results for the period is due to the continued year over year growth of the loan portfolio.

         Bay National Bank's mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. Bay National Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Lutherville mortgage operation was initiated in February 2005 and is expected to contribute to the Company's overall profitability by the second half of 2005. For the three-month periods ended March 31, 2005 and 2004, gains on the sale of mortgage loans totaled $41,604 and $56,949, respectively.

         The level of gains on the sale of mortgage loans has declined from 2004 due to the strengthening of economic conditions and the resulting increase in long-term interest rates as compared to the rates in effect during the same period of 2004. An increase in rates traditionally has a negative impact on mortgage loan production due to a reduction in the incentive for borrowers to refinance existing mortgages or purchase new homes. The addition of the Lutherville origination operation is expected to offset this trend by focusing on construction and rehabilitation loans that will be modified to permanent financing upon completion of the project. This type of residential lending is expected to be less sensitive to the fluctuation of interest rates.

         During the second quarter of 2004, the Company introduced a new loan program for conventional first and second lien residential mortgage loans. Under this program the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans which a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. During this holding period, the Company earns interest on these loans at a rate indexed to the prime rate.

         The primary risk to the Company is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. As of March 31, 2005, the Company held $7.2 million of these loans which were classified as held for sale. The Company earned $104,558 of interest on this program for the three-month period ended March 31, 2005.

         Management expects continued improvement in operating results over the remainder of 2005; however, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the success of the new Lutherville mortgage lending programs, and the volatility of existing mortgage loan production, which is sensitive to economic and interest rate fluctuations.

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

         As previously stated, net interest income was $1.7 million during the three-month period ended March 31, 2005 as compared to $1.1 million for the same period in 2004. This represents an increase of 64.34% for the three-months ended March 31, 2005 as compared to the same period in 2004.

         Interest income from loans and investments for the three-month period ended March 31, 2005 was $2.5 million, compared to $1.6 million for the three-month period ended March 31, 2004. The 62.75% increase is directly related to the 35.31% increase in average interest-earning assets for the three-months ended March 31, 2005 as compared to the same period in 2004. The increase in average interest-earning assets was also aided by a significant increase in average yields due to seven .25% increases in the target federal funds rate since June 30, 2004. The yields on these assets increased from 5.03% for the three-months ended March 31, 2004 to 6.05% for the three-months ended March 31, 2005.

         The percentage of average interest-earning assets represented by loans was 89.63% and 85.98% for the three-month periods ended March 31, 2005 and 2004, respectively. An increase in the percentage of interest-earning assets represented by the loan portfolio would normally result in an increase in average yields on interest-earning assets. For the three-month period ended March 31, 2005, the average yield on the loan portfolio increased to 6.54% from 5.73% for the three-month period ended March 31, 2004. This increase is primarily due to the difference in the target federal funds rate in effect for the periods. The Federal Reserve has increased its target for the federal funds rate from 1.00% as of March 31, 2004 to 2.75% as of March 31, 2005 and most recently to its current target rate of 3.00%, which became effective on May 3, 2005. As can be seen by the yields discussed above, these increases have begun to have a significant effect on the Company's operating results. Yields on earning assets in future periods should continue to improve following any future actions by the Federal Reserve.

        The average yield on the investment portfolio and other earning assets such as federal funds sold, was 1.79% for the three-month period ended March 31, 2005 as compared to .71% for the same period in 2004. The improvement in the average yield was a direct result of the Federal Reserve actions discussed above, as well as an increase in the holdings of Federal Reserve and Federal Home Loan bank stocks, which pay dividend yields greater than the prevailing federal funds rates. The percentage of average interest-earning assets represented by investments was 10.37% and 14.02% for the three-month periods ended March 31, 2005 and 2004, respectively.

         Interest expense from deposits and borrowings for the three-month period ended March 31, 2005 was $815,581. This compares to $511,345 for the comparable period in 2004. The 59.50% increase is a result of a 34.30% increase in average interest-bearing liabilities for the three-month period ended March 31, 2005 as compared to the same period in 2004. The increase in interest expense was also related to the increase in average rates paid. Average rates paid on these liabilities increased from 2.08% for the three-month period ended March 31, 2004 to 2.47% for the three-month period ended March 31, 2005. The increase in rates paid is directly attributable to the Federal Reserve actions discussed above. Even though market rates of interest have increased significantly since June 30, 2004, management has been able to minimize deposit rate increases, which has allowed for significantly improved margins. Management expects that pressure to increase rates paid on deposits will increase as the target for the federal funds rate continues to rise. In fact, upward pressure began to appear on shorter term rates in the fourth quarter of 2004 and continued during the first quarter of 2005.

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

         No tax equivalent adjustments were made and no income was exempt from federal income taxes. All average balances are monthly average balances. We do not believe that the monthly averages differ materially from what the daily averages would have been. The amortization of loan fees is included in computing interest income; however, such fees are not material.


                                         Three Months Ended March 31, 2005

                                                                      Average          Interest         Yield/
                                                                      Balance          and fees          Rate
                                                                      -------          --------          ----
ASSETS
Loans and loans held for sale                                    $    150,681,459    $  2,463,260            6.54%
Investment securities                                                   2,104,452          11,606            2.21
Federal funds sold and other overnight investments                     15,320,999          66,478            1.74
                                                                  ----------------    ------------
         Total earning assets                                         168,106,910       2,541,344            6.05%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,821,378)
Cash and due from banks                                                 1,173,244
Premises and equipment, net                                               608,415
Accrued interest receivable and other assets                              667,893
                                                                  ----------------
         Total assets                                            $    168,735,084
                                                                  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                 $     55,952,233         202,465            1.45%
Regular savings deposits                                                5,335,595           8,538             .64
Time deposits                                                          67,856,868         579,466            3.42
Short-term borrowings                                                   1,460,756           8,116            2.22
Note payable                                                            1,250,000          16,996            5.44
                                                                  ----------------    ------------
         Total interest-bearing liabilities                           131,855,452         815,581            2.47%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  1,725,763            3.58%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                   22,758,094
Accrued expenses and other liabilities                                    614,716
Stockholders' equity                                                   13,506,822
                                                                  ----------------
         Total liabilities and stockholders' equity              $    168,735,084
                                                                  ================


Interest income/earning assets                                               6.05%
Interest expense/earning assets                                              1.94
                                                                  ----------------
Net interest margin                                                          4.11%
                                                                  ================

Return on Average Assets (Annualized)                                        1.02%
                                                                  ================
Return on Average Equity (Annualized)                                       12.72%
                                                                  ================
Average Equity to Average Assets                                             8.00%
                                                                  ================






                                         Three Months Ended March 31, 2004
                                         ---------------------------------

                                                                      Average          Interest         Yield/
                                                                      Balance          and fees          Rate
                                                                      -------          --------          ----
ASSETS
Loans and loans held for sale                                    $    106,823,760    $  1,530,644            5.73%
Investment securities                                                   1,938,267           4,895            1.01
Federal funds sold and other overnight investments                     15,477,632          25,942             .67
                                                                  ----------------    ------------
         Total earning assets                                         124,239,659       1,561,481            5.03%
                                                                                      ------------
Less: Allowance for credit losses                                      (1,307,128)
Cash and due from banks                                                   737,346
Premises and equipment, net                                               627,785
Accrued interest receivable and other assets                              460,430
                                                                  ----------------
         Total assets                                            $    124,758,092
                                                                  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing demand deposits                                 $     39,595,098         101,222            1.02%
Regular savings deposits                                                3,413,533           5,529             .65
Time deposits                                                          53,853,033         401,686            2.98
Short-term borrowings                                                   1,321,406           2,908             .88
                                                                  ----------------    ------------
         Total interest-bearing liabilities                            98,183,070         511,345            2.08%
                                                                                      ------------    ------------
         Net interest income and spread                                              $  1,050,136            2.95%
                                                                                      ============    ============
Non-interest-bearing demand deposits                                   14,020,473
Accrued expenses and other liabilities                                    409,827
Stockholders' equity                                                   12,144,722
                                                                  ----------------
         Total liabilities and stockholders' equity              $    124,758,092
                                                                  ================

Interest income/earning assets                                               5.03%
Interest expense/earning assets                                              1.65
                                                                  ----------------
Net interest margin                                                          3.38%
                                                                  ================

Return on Average Assets (Annualized)                                         .20%
                                                                  ================
Return on Average Equity (Annualized)                                        2.01%
                                                                  ================
Average Equity to Average Assets                                             9.74%
                                                                  ================



Provision for Credit Losses

         The provision for credit losses was $32,000 for the three-month period ended March 31, 2005, as compared to $109,721 for the three-month period ended March 31, 2004. The provisions for each period were reflective of the growth in loan balances outstanding in all segments of the portfolio. The provision for the three-month period ended March 31, 2005 was substantially lower than the same period in the prior year due to fact that gross loans outstanding increased by $781,359 during that period as compared to an increase of approximately $8.2 million for the same period in 2004. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled "Allowance for Credit Losses and Credit Risk Management."

Non-Interest Income

         Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month period ended March 31, 2005, the Company realized non-interest income in the amount of $102,229 as compared to $125,327 for the three-month period ended March 31, 2004. Gains on the sale of mortgage loans of $41,604 comprise 40.70% of the total for the three-month period ended March 31, 2005.

This compares to gains on the sale of mortgage loans of $56,949, or 45.44% of total non-interest income, for the three-month period ended March 31, 2004.

         The level of gains on the sale of mortgage loans has declined due to recent increases in long-term interest rates driven by stronger economic conditions. Additional increases in interest rates, or a slow down in the housing market, could further impact the Company's ability to maintain the same level of non-interest income associated with mortgage loan production.

         In February 2005, the Company added additional residential construction and mortgage capabilities in the Baltimore market area. It is expected that these additional capabilities will increase future levels of gains on the sale of mortgage loans, while also providing interest income on construction loans. This capability was added through the hiring of a team of eight individuals, including originators, processors and servicers from another financial institution. These individuals have extensive experience in the industry and the Company's market area.

         Service charges on deposit accounts totaled $49,239 for the three-month period ended March 31, 2005, as compared to $54,455 for the three-month period ended March 31, 2004. The decrease of 9.58% for the period, as compared to the same period in 2004, can be directly attributed to a decline in analysis fees charged on commercial deposit accounts. This decline occurred as the rate used for the calculation of analysis credits increased in conjunction with the increase in the target federal funds rate discussed earlier. Analysis credits are fee reductions provided based upon the analysis credit rate and the average balance of the account subject to analysis fees.

         The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

         Non-interest expense for the three-month period ended March 31, 2005, totaled $1,366,502. This compares to non-interest expense for the comparable period in 2004 of $1,004,666. The increase of $361,836, or 36.02%, for the three-month period resulted from an increase in salaries and benefits of $153,918 related to staffing growth, including the addition of an eight person mortgage lending operation in February 2005, as well as the addition of four commercial account portfolio managers and other operational support personnel. These additions were made to continue to expand the marketing efforts of the Bank, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.

         Occupancy expenses increased by $24,353, or 34.88%, for the three-month period as compared to the same period in 2004. This increase was due in part to scheduled rent increases as well as a reduction in sublease income due to expansion of the Company's corporate office into previously sublet space, and the acquisition of new space obtained to facilitate the expansion of the Company's corporate offices and accommodate the new mortgage lending group.

         The $78,154, or 59.82%, increase in data processing and other outside services for the three-months ended March 31, 2005 as compared to the same period in 2004 is the result of increased data and item processing costs and other costs paid to external service providers. The costs include one time expenses of approximately $45,000 incurred in conjunction with the Bank's planned change of core processors scheduled for May 2005, $13,000 of recruiting fees paid to hire an additional corporate finance and compliance staff person, and approximately $8,000 of systems support costs incurred to facilitate network infrastructure changes required for a bank processing system upgrade. The remaining increase is due to the fact that systems and item processing costs are volume-driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company.

         The $18,287, or 42.04%, increase in advertising and marketing-related expenses for the three-months ended March 31, 2005 as compared to the same period in 2004 is related to an increase in the number of marketing events conducted and the number of business development professionals on staff. The increase of $62,884, or 85.97%, in other expenses includes director fees of approximately $21,000, related to the director compensation plan adopted in the second half of 2004 and an increase of approximately $6,000 in regulatory fees related to the growth of the Bank. The remaining increase in non-interest expense relates to various costs associated with the increased size and complexity of the Company.

          The rate of increase in non-interest expenses, including non-recurring expenses, is substantially less than the 64.34% increase in net interest income for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004. Management believes this indicates that the Company is continuing to effectively leverage its cost structure to generate profitable growth. While management expects that the ongoing growth of the Company's customer base will continue to require additional staffing in order to appropriately service customers and manage the business effectively, management believes that additional growth in the customer base can continue to be accomplished without proportionate increases in these costs.

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

Financial Condition

Composition of the Balance Sheet

         As of March 31, 2005, total assets were $171,490,414. This represents growth of $726,940 or .43% since December 31, 2004. The growth in total assets included increases of $1,784,628 in federal funds sold and other overnight investments, $98,700 in other equity securities, $749,359 in loans net of the allowance for credit losses and $222,803 in other non-earning assets. These increases were offset by decreases of $240,780 in cash and due from banks, $1,886,347 in loans held for sale and $1,423 in investment securities available for sale.

         During the second quarter of 2004, the Company introduced a new loan program for conventional first and second residential mortgage loans. Under this program the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans that a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. The Company earns interest on these loans at a rate indexed to the prime rate. As of March 31, 2005, the Company held $7.2 million of these loans which were classified as held for sale, a decline from the $8.0 million held as of December 31, 2004.

         As of March 31, 2005, loans, excluding loans held for sale (net of a $1,842,000 allowance for credit losses), totaled $140,352,796. The increase of $749,359, or .54%, from a balance of $139,603,437 as of December 31, 2004, is a slow down from the growth trend established in prior periods. This modest growth is the result of significant pay downs and payoffs in the first quarter of 2005. A total of approximately $11.8 million in loans that were outstanding as of December 31, 2004 were paid off during the first quarter of 2005. This activity combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans offset most of the approximately $14.8 million in new loans funded during the quarter. Management does not believe that the first quarter loan growth is an indicator of any ongoing trend that will result in further moderation of growth. The Company continues to emphasize prudent growth through the hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

         The composition of the loan portfolio as of March 31, 2005 was approximately $72.9 million of commercial loans, $2.2 million of consumer loans, and $67.1 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2004 was approximately $73.8 million of commercial loans, $2.2 million of consumer loans, and $65.4 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $7.7 million and $9.6 million as of March 31, 2005 and December 31, 2004, respectively.

         Funds not extended in loans are invested in cash and due from banks, and various investments including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled approximately $21.9 million as of March 31, 2005 compared to approximately $20.2 million as of December 31, 2004. At March 31, 2005, the Company had federal funds sold and other overnight investments totaling $18,493,156 as compared to $16,708,528 as of December 31, 2004. The Company held $312,690 of Federal Reserve Bank stock as of both March 31, 2005 and December 31, 2004. The Company also held Federal Home Loan Bank of Atlanta stock of $342,100 and $243,400 as of March 31, 2005 and December 31, 2004, respectively, and United States Treasury bills with a maturity value of $1,550,000 as of both March 31, 2005 and December 31, 2004. The Treasury securities are used to collateralize repurchase agreements, which are classified as short-term borrowings under which $1,261,000 and $1,381,000 were outstanding as of March 31, 2005 and December 31, 2004, respectively.

         The increase in total assets was funded with operating earnings and an increase in deposits of $424,913, or .28% since December 31, 2004. Short-term borrowings decreased by $120,000. Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

         Deposits at March 31, 2005 were $154,351,955, of which approximately $15.0 million, or 9.69% were related to two customers in one industry and a third customer in another industry. Deposits at December 31, 2004 were $153,927,042, of which deposits for these same customers stood at approximately $16.6 million, or 10.79%, of total deposits. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. Management was able to manage the rate of deposit growth, to closely match loan growth, by allowing maturing certificates of deposit obtained by listing rates on the internet, to run off without making any significant effort to retain these deposits.

         The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of March 31, 2005, the Company had outstanding certificates of deposit of approximately $22.6 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). These certificates of deposit were issued with an average yield of 3.15% and an average term of 36 months. Included in the $22.6 million of Internet-originated certificates of deposit is $195,322 that has been classified as "Brokered Deposits" for bank regulatory purposes. These "Brokered Deposits" were issued in average amounts of approximately $97,661 with an average yield of 2.79% and an average term of 45 months. As of December 31, 2004, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $29 million, of which $394,666 were classified as "Brokered Deposits." The Company has never paid broker fees for deposits. Additionally, the Company has not accepted any new "Brokered Deposits" since August 2002.

         Core deposits, which management categorizes as all deposits other than national market certificates of deposit and all but $5.0 million of deposits from the three large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $121,826,504 as of March 31, 2005, up 7.42% from $113,412,507 as of
December 31, 2004. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

         Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of short-term borrowings decreased from $1,381,000 at December 31, 2004 to $1,261,000 at March 31, 2005, due to
decreases in the balance of available funds for customers participating in this program.

         Note payable consists of $1,250,000 borrowed under a $5 million, three-year unsecured non-revolving credit facility executed on September 28, 2004 with another financial institution. Borrowings under the credit facility are used to provide regulatory capital to the Bank. The loan bears interest at the prime rate.

         Total stockholders' equity at March 31, 2005 was $13,867,083 as compared to $13,418,764 at December 31, 2004. The increase in stockholders' equity is a result of the positive operating results for the three-months ended March 31, 2005, and $18,829 received upon the issuance of 2,484 shares of common stock upon the exercise of options.

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

         The allowance for credit losses as of March 31, 2005 and December 31, 2004 was $1,842,000 and $1,810,000, respectively. The amount equates to 1.30% and 1.28% of outstanding loans, net of loans held for sale, as of March 31, 2005 and December 31, 2004, respectively. This percentage has remained fairly consistent because no additional information has indicated that the overall level of reserves is inappropriate. The Company has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

         As of March 31, 2005 the Company had no loans more than 90 days past due and no loans classified as non-accrual loans. The Company had no loan charge-offs during the three-months ended March 31, 2005. The Company had loan charge-offs of $6,221 during the three-months ended March 31, 2004.

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

         The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of March 31, 2005, the Company had $1,162,644 in cash and due from banks, $18,493,156 in federal funds sold and other overnight investments and $1,543,073 in three-month U.S. Treasury Securities. As of December 31, 2004, the Company had $1,403,424 in cash and due from banks, $16,708,528 in federal funds sold and other overnight investments and $1,544,496 in three-month U.S. Treasury Securities.

         The stability in the overall level of liquid assets is the result of an ongoing effort by management to maintain adequate liquidity to fund loan growth and declines in deposit levels. Growth in the Company's loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

         The Company has commitments for a total of $7.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $17 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of March 31, 2005 and $3,750,000 of borrowing capacity under its three-year note payable. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

         The Company has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. The Company will choose to retain maturing certificates of deposit, when necessary, by offering competitive rates.

         Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on liquidity, capital or operations, nor is management aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

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

       The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2005, which are expected to mature or reprice in each of the time periods shown:


                                                                                      Maturity or repricing within
                                                       Percent           0 to 3         4 to 12          1 to 5          Over 5
                                         Amount        of Total          Months          Months           Years           Years
   Interest-earning assets
      Federal funds sold and
      other overnight investments    $ 18,493,156          10.84%    $ 18,493,156     $    -           $    -          $    -
      Loans held for sale               7,726,815           4.53        7,726,815
      Loans - Variable rate           104,213,168          61.08      104,213,168          -                -               -
      Loans - Fixed rate               37,981,628          22.26        3,317,415       5,847,542       28,252,664         564,007
      Other earning assets              2,197,863           1.29        1,543,073          -                -              654,790
                                     ------------     ----------     ------------     -----------      -----------     -----------
         Total interest-earning
            assets                   $170,612,630         100.00%    $135,293,627     $ 5,847,542      $28,252,664     $ 1,218,797
                                     ============     ==========     ============     ===========      ===========     ===========

   Interest-bearing liabilities
      Deposits - Variable rate       $ 63,988,131          48.02%    $ 63,988,131     $    -           $    -          $    -
      Deposits - Fixed rate            66,758,169          50.10        8,547,100      19,171,929       39,039,140          -
      Short-term borrowings -
         Variable rate                  1,261,000            .94        1,261,000          -                -               -
      Note Payable                      1,250,000            .94        1,250,000          -                -               -
                                     ------------     ----------     ------------     -----------      -----------     -----------
         Total interest-bearing
            liabilities              $133,257,300         100.00%    $ 75,046,231     $19,171,929      $39,039,140     $    -
                                     ============     ==========     ============     ===========      ===========     ===========

   Periodic repricing differences

      Periodic gap                                                   $ 60,247,396     $(13,324,38)     $(10,786,47)    $ 1,218,797
                                                                     ============     ===========      ===========     ===========
      Cumulative gap                                                 $ 60,247,396     $46,923,009      $36,136,533     $37,355,330
                                                                     ============     ===========      ===========     ===========

   Ratio of rate sensitive
       assets to rate sensitive
       liabilities                                                         180.28%          30.50%           72.37%        N/A


         The Company has 77.74% of its interest-earning assets and 49.90% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $37,355,330. The majority of this gap is concentrated in items maturing or repricing within 12 months. This gap is generally reflective of the Company's emphasis on originating variable rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable-rate notes and providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable-rate loans and short-term fixed rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed-rate loans and/or investments when, in management's judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposit maturity difficult.

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

         Outstanding loan commitments and lines and letters of credit as of March 31, 2005 and December 31, 2004 are as follows:

                                         March 31, 2005     December 31, 2004
                                       -----------------  -------------------
         Loan commitments             $        8,511,575  $         9,867,893
         Unused lines of credit               44,900,594           40,423,986
         Letters of credit                     1,363,521            1,578,379

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

         The modest increase in the overall level of loan commitments and unused lines of credit as of March 31, 2005 as compared to loan commitments and unused lines of credit as of December 31, 2004, is consistent with the overall increase in outstanding loans.

Capital Resources

         The Company had stockholders' equity at March 31, 2005 of $13,867,083 as compared to $13,418,764 at December 31, 2004. The increase in capital is a result of the positive operating results for the three-months ended March 31, 2005, and $18,829 received upon the issuance of 2,484 shares of common stock upon the exercise of options. Management believes that the Company will need additional capital, in excess of the $3.75 million still available under the credit facility, to support projected asset growth over the next 12 months. Management and the Capital Committee of the Board of Directors are currently evaluating available alternatives. Any additional capital, if available at all, may be on terms which are not as favorable to the Company as that desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

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

         Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at March 31, 2005.

Reconciliation of Non-GAAP Measures

         Below is a reconciliation of total deposits to core deposits as of March 31, 2005 and December 31, 2004, respectively:

                                               March 31,          December 31
                                                 2005                2004
                                          ----------------    ----------------
Total deposits                            $    154,351,955    $    153,927,042
National market certificates of deposit        (22,568,884)        (28,908,592)
Variable balance accounts (3 customers)        (14,956,567)        (16,605,943)
    Portion of variable balance accounts
         considered to be core                   5,000,000           5,000,000
                                          ----------------    ----------------
Core deposits                             $    121,826,504    $    113,412,507
                                          ================    ================

Application of Critical Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

         In addition, there were no changes in Bay National Corporation's internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation's internal control over financial reporting.

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

           (a) None

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


                             Bay National Corporation


Date: May 13, 2005           By: /s/ Hugh W. Mohler
                                 -----------------------------------------------
                                 Hugh W. Mohler, President
                                 (Principal Executive Officer)


Date: May 13, 2005           By: /s/ Mark A. Semanie
                                 -----------------------------------------------
                                 Mark A. Semanie, Treasurer
                                 (Principal Accounting and Financial Officer)