Form 10QSB
period 2005-06-30
BAY NATIONAL CORP
filed 2005-08-12
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

Commission file number: 333-87781

Bay National Corporation
(Exact name of small business issuer as specified in its charter)

Maryland	52-2176710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2328 West Joppa Road, Lutherville, MD 21093
Address of principal executive offices

(410) 494-2580
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 11, 2005, the issuer had 1,924,436 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes  ___  No  X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004

	June 30, 2005	December 31, 2004
ASSETS	(Unaudited)

Cash and due from banks	$1,179,685	$1,403,424
Federal funds sold and other overnight investments	9,051,954	16,708,528
Investment securities available for sale (AFS) - at fair value	1,542,436	1,544,496
Other equity securities	794,440	556,090
Loans held for sale	16,862,174	9,613,162
Loans, net of unearned fees	157,422,710	141,413,437
Total loans	174,284,884	151,026,599
Less: Allowance for credit losses	(2,053,000)	(1,810,000)
Loans, net	172,231,884	149,216,599
Premises and equipment, net	799,509	593,583
Accrued interest receivable and other assets	1,030,493	740,754

Total Assets	$186,630,401	$170,763,474

LIABILITIES

Non-interest-bearing deposits	$23,449,676	$20,638,596
Interest-bearing deposits	145,018,555	133,288,446
Total deposits	168,468,231	153,927,042

Short-term borrowings	1,498,000	1,381,000
Note Payable	1,500,000	1,250,000
Accrued expenses and other liabilities	826,810	786,668

Total Liabilities	172,293,041	157,344,710

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,924,436 and 1,917,710 issued
and outstanding as of June 30, 2005 and December 31, 2004, respectively	19,244	19,177
Additional paid in capital	17,451,201	17,400,284
Accumulated deficit	(3,133,085)	(4,000,697)

Total Stockholders' Equity	14,337,360	13,418,764

Total Liabilities and Stockholders' Equity	$186,630,401	$170,763,474

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six-month periods ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ending June 30		Six Months Ending June 30
	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$2,776,966	$1,708,501	$5,240,226	$3,239,145
Interest on federal funds sold and other overnight investments	45,306	26,557	111,784	52,499
Taxable interest and dividends on investment
securities	25,762	14,890	37,368	19,785
Total interest income	2,848,034	1,749,948	5,389,378	3,311,429

INTEREST EXPENSE:
Interest on deposits	873,777	567,247	1,664,246	1,075,684
Interest on short-term borrowings	37,434	3,532	45,550	6,440
Interest on note payable	18,527	-	35,523	-
Total interest expense	929,738	570,779	1,745,319	1,082,124

Net interest income	1,918,296	1,179,169	3,644,059	2,229,305

Provision for credit losses	203,500	104,000	235,500	213,721

Net interest income after provision for
credit losses	1,714,796	1,075,169	3,408,559	2,015,584

NON-INTEREST INCOME:
Service charges on deposit accounts	44,703	57,123	93,942	111,578
Gain on sale of mortgage loans	104,147	74,172	145,751	131,121
Other income	11,551	12,201	22,937	26,124
Total non-interest income	160,401	143,496	262,630	268,823

NON-INTEREST EXPENSES:
Salaries and employee benefits	832,896	589,209	1,581,491	1,183,886
Occupancy expenses	100,709	73,194	194,883	143,015
Furniture and equipment expenses	74,791	68,467	151,882	122,570
Legal and professional fees	32,712	27,000	72,712	50,748
Data processing and other outside services	143,010	151,989	351,835	282,660
Advertising and marketing related expenses	90,850	41,476	152,635	84,974
Other expenses	162,107	94,023	298,139	182,171
Total non-interest expenses	1,437,075	1,045,358	2,803,577	2,050,024

Income before income taxes	438,122	173,307	867,612	234,383
Income tax expense	-	-	-	-
NET INCOME	$438,122	$173,307	$867,612	$234,383

Per Share Data:
Cash Dividends Paid	$-	$-	$-	$-

Net Income (basic)	$.23	$.09	$.45	$.13
Net Income (diluted)	$.22	$.09	$.44	$.12

Weighted Average shares outstanding (basic)	1,921,649	1,862,710	1,920,693	1,862,710
Effect of Dilution - Stock options and Warrants	76,269	71,040	72,020	62,272
Weighted Average shares outstanding (diluted)	1,997,918	1,933,750	1,992,713	1,924,982

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six-months ended June 30, 2005 and 2004
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2004	$19,177	$17,400,284	$(4,000,697)	$13,418,764

Issuance of Common Stock	67	50,917	-	50,984

Net Income	-	-	867,612	867,612

Balances at June 30, 2005	$19,244	$17,451,201	$(3,133,085)	$14,337,360

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2003	$18,627	$16,850,834	$(4,802,961)	$12,066,500

Net Income	-	-	234,383	234,383

Balances at June 30, 2004	$18,627	$16,850,834	$(4,568,578)	$12,300,883

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six-months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Cash Flows From Operating Activities
Net income	$867,612	$234,383
Adjustments to reconcile net income to net cash used
by operating activities:
Depreciation	86,509	94,683
Accretion of investment discounts	(19,872)	(7,192)
Provision for credit losses	235,500	213,721
Gain on sale of loans held for sale	(145,751)	(131,121)
Origination of loans held for sale	(77,927,607)	(48,737,479)
Proceeds from sale of loans	70,824,346	34,109,507
Net increase in accrued interest receivable and other assets	(289,739)	(238,115)
Net increase (decrease) in accrued expenses and other liabilities	40,142	(26,763)

Net cash used by operating activities	(6,328,860)	(14,488,376)

Cash Flows From Investing Activities
Purchases of investment securities - AFS	(3,078,068)	(2,992,365)
Maturities of investment securities - AFS	3,100,000	3,000,000
Purchase of Federal Reserve Bank stock	(139,650)	-
Purchase of Federal Home Loan Bank of Atlanta stock	(98,700)	(51,200)
Loan disbursements in excess of principal payments	(16,001,773)	(16,537,184)
Capital expenditures	(292,435)	(108,341)
Net cash used by investing activities	(16,510,626)	(16,689,090)

Cash Flows From Financing Activities
Net increase in deposits	14,541,189	19,855,526
Net increase in short-term borrowings	117,000	328,000
Proceeds from notes payable	250,000
Net proceeds from stock issuance	50,984	-
Net cash provided by financing activities	14,959,173	20,183,526

Net decrease in cash and cash equivalents	(7,880,313)	(10,993,940)
Cash and cash equivalents at beginning of period	18,111,952	18,060,105

Cash and cash equivalents at end of period	$10,231,639	$7,066,165

Cash paid for:
Interest	$1,705,524	$1,054,894
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Six Months Ended June 30, 2005 and 2004
(Unaudited)

1. GENERAL

Organization

Bay National Corporation (the “Company”) was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of a national bank with the name Bay National Bank (the “Bank”). On May 12, 2000, the Company purchased all the shares of common stock issued by the Bank. The Bank commenced operations on May 12, 2000 after successfully meeting the conditions of the Office of the Comptroller of the Currency (the “OCC”) to receive its charter authorizing it to commence operations as a national bank, and obtaining the approval of the Federal Deposit Insurance Corporation to insure its deposit accounts, and meeting certain other regulatory requirements.

Basis of Presentation

The accompanying consolidated financial statements include the activity of Bay National Corporation and its wholly owned subsidiary, Bay National Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The balances as of December 31, 2004 have been derived from audited financial statements. These statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation’s 2004 Annual Report on Form 10-KSB. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2004 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2005 or any other interim period.

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

2. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2005, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

3. INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

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

5.  STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company’s stock option plan were recorded during the three-month and six-month periods ended June 30, 2005 and 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-month and six-month periods ended June 30:

	Three Months Ending June 30		Six Months Ending June 30
	2005	2004	2005	2004

Net income, as reported	$438,122	$173,307	$867,612	$234,383

Less pro forma stock-based compensation expense determined under the fair value method	(57,467)	(56,063)	(74,478)	(71,672)

Pro forma net income	$380,655	$117,244	$793,134	$162,711

Net income per share:
Basic - as reported	$.23	$.09	$.45	$.13
Diluted - as reported	$.22	$.09	$.44	$.12
Basic - pro forma	$.20	$.06	$.41	$.09
Diluted - pro forma	$.19	$.06	$.40	$.08

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of June 30, 2005 and December 31, 2004 and for the three-month and six-month periods ended June 30, 2005 and 2004.

General

On May 12, 2000, the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

The Bank serves the business communities of North Baltimore and Salisbury, Maryland.

Overview

After a slow first quarter, strong asset growth resumed for the three-month period ended June 30, 2005, while operating results continued a strong trend of improvement over prior year results. Key measurements for the three-month and six-month periods ended June 30, 2005 include the following:

•	Total assets at June 30, 2005 increased to $186.6 million as compared to $170.8 million as of December 31, 2004.

•	Net loans outstanding increased from $149.2 million as of December 31, 2004 to $172.2 million as of June 30, 2005.

•	There were no nonperforming loans at June 30, 2005. Appropriate reserves for loan losses continue to be maintained.

•	Deposits at June 30, 2005 were $168.5 million, an increase from $153.9 million as of December 31, 2004.

•
The Company realized net income of $438,122 and $867,612 for the three-month and six-month periods ended June 30, 2005, respectively. This represents increases of 152.8% and 270.2% over net income of $173,307 and $234,383 for the three-month and six month periods ended June 30, 2004, respectively.

•
Net interest income, the Company’s main source of income, was $1.9 million and $3.6 million during the three-month and six-month periods ended June 30, 2005 compared to $1.2 million and $2.2 million for the same periods in 2004. This represents an increase of 62.7% and 63.5% for the three-months and six-months ended June 30, 2005, respectively, as compared to the same periods in 2004.

•	There were recoveries on prior charge-offs of $7,500 for the six-month period ended June 30, 2005. Loan charge-offs were $6,221 for the six-month period ended June 30, 2004.

•	Non-interest income increased by $16,905, or 11.8%, for the three-month period and declined by $6,193, or 2.3%, for the six-month period ended June 30, 2005, as compared to the same period in 2004.

•
Non-interest expenses increased by $391,717 and $753,553, or 37.5% and 36.8%, for the three-month and six-month periods ended June 30, 2005, respectively, as compared to the same periods ended June 30, 2004.

•	The market price of common shares ended the quarter at $17.25, up 30.2% from the closing price of $13.25 on December 31, 2004.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

Overview

The Company recorded net income of $438,122 and $867,612 for the three-month and six-month periods ended June 30, 2005. This compares to net income of $173,307 and $234,383 for the same periods in 2004. This is an improvement of $264,815, or 152.8%, for the three-month period and $633,229, or 270.2%, for the six-month period. This significant improvement in results for the periods is due to the continued year over year growth of the loan portfolio, improvement in net interest margins, and prudent management of operating expenses.

Bay National Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. Bay National Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Lutherville mortgage operation was initiated in February 2005 and is expected to contribute to the Company’s overall profitability during the second half of 2005. For the three-month periods ended June 30, 2005 and 2004, gains on the sale of mortgage loans totaled $104,147 and $74,172, respectively. For the six-month periods ended June 30, 2005 and 2004, gains on the sale of mortgage loans totaled $145,751 and $131,121, respectively.

The level of gains on the sale of mortgage loans has increased from 2004 due to the addition of the Lutherville origination operation, which focuses on construction and rehabilitation loans that will be modified to permanent financing upon completion of the project. The permanent financing will then be sold in the secondary market. This type of residential lending is expected to be less sensitive to the fluctuation of interest rates.

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

The primary risk to the Company is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. As of June 30, 2005, the Company held $14.1 million of these loans which were classified as held for sale. The Company earned $233,383 of interest on this program for the six-month period ended June 30, 2005. This compares to $70,633 for the same period in 2004.

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

Net Interest Income

Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold. Interest-bearing deposits, other short-term borrowings and the note payable make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

As previously stated, net interest income was $1.9 million and $3.6 million during the three-month and six-month periods ended June 30, 2005 as compared to $1.2 million and $2.2 million for the same periods in 2004. This represents increases of 62.7% and 63.5% for the three-months and six-months ended June 30, 2005 as compared to the same periods in 2004.

Interest income from loans and investments for the three-month and six-month periods ended June 30, 2005 was $2.8 million and $5.4 million, respectively, compared to $1.7 million and $3.3 million, respectively, for the three-month and six-month periods ended June 30, 2004. The 62.8% increases for the three and six-month periods over the same periods in 2004 were directly related to the 29.3% increase in average interest-earning assets for the six-months ended June 30, 2005 as compared to the same period in 2004. The increase in average interest-earning assets was also aided by a significant increase in average yields due to nine .25% increases in the target federal funds rate since June 30, 2004. The yields on these assets increased from 5.05% for the six-months ended June 30, 2004 to 6.36% for the six-months ended June 30, 2005.

The percentage of average interest-earning assets represented by loans was 91.2% and 86.9% for the six-month period ended June 30, 2005 and 2004, respectively. For the six-month period ended June 30, 2005, the average yield on the loan portfolio increased to 6.78% from 5.69% for the six-month period ended June 30, 2004. This increase is primarily due to the difference in the target federal funds rate in effect for the periods. The Federal Reserve has increased its target for the federal funds rate from 1.00% as of June 30, 2004 to 3.25% as of June 30, 2005. As can be seen by the yields discussed above, these increases have begun to have a significant effect on the Company’s operating results. Yields on earning assets in future periods should continue to improve following any future increases in the target federal funds rate.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 2.00% for the six-month period ended June 30, 2005 as compared to .84% for the same period in 2004. The improvement in the average yield was a direct result of the Federal Reserve actions discussed above, as well as an increase in the holdings of Federal Reserve and Federal Home Loan bank stocks, which pay dividend yields greater than the prevailing federal funds rates. The percentage of average interest-earning assets represented by investments was 8.8% and 13.1% for the six-month periods ended June 30, 2005 and 2004, respectively.

Interest expense from deposits and borrowings for the three-month and six-month periods ended June 30, 2005 was $929,738 and $1,745,319, respectively. This compares to $570,779 and $1,082,124 for the comparable periods in 2004. The 62.9% and 61.3% increases over the three-month and six-month periods in 2004 are a result of a 28.3% increase in average interest-bearing liabilities for the six-month period ended June 30, 2005 as compared to the same period in 2004. The increase in interest expense was also related to the increase in average rates paid. Average rates paid on these liabilities increased from 2.08% for the six-month period ended June 30, 2004 to 2.62% for the six-month period ended June 30, 2005. The increase in rates paid is directly attributable to the Federal Reserve actions discussed above. Although market rates of interest have increased significantly since June 30, 2004, management has been able to minimize deposit rate increases, which has allowed for significantly improved margins. Management expects that pressure to increase rates paid on deposits will increase if the target for the federal funds rate continues to rise.

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

Six Months Ended June 30, 2005
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$154,633,131	$5,240,226	6.78%
Investment securities	2,234,294	37,368	3.34
Federal funds sold and other overnight investments	12,705,699	111,784	1.76
Total earning assets	169,573,124	5,389,378	6.36%
Less: Allowance for credit losses	(1,855,576)
Cash and due from banks	1,224,630
Premises and equipment, net	632,884
Accrued interest receivable and other assets	822,330
Total assets	$170,397,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$54,599,691	423,803	1.55%
Regular savings deposits	5,472,360	17,600.64
Time deposits	68,808,025	1,222,843	3.55
Short-term borrowings	3,312,326	45,550	2.75
Note payable	1,251,381	35,523	5.68
Total interest-bearing liabilities	133,443,783	1,745,319	2.62%
Net interest income and spread		$3,644,059	3.74%
Non-interest-bearing demand deposits	22,486,472
Accrued expenses and other liabilities	667,377
Stockholders’ equity	13,799,760
Total liabilities and stockholders’ equity	$170,397,392

Interest income/earning assets	6.36%
Interest expense/earning assets	2.06
Net interest margin	4.30%

Return on Average Assets (Annualized)	1.02%
Return on Average Equity (Annualized)	12.57%
Average Equity to Average Assets	8.10%

Six Months Ended June 30, 2004
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$113,905,280	$3,239,145	5.69%
Investment securities	1,991,440	19,785	1.99
Federal funds sold and other overnight investments	15,227,504	52,499.69
Total earning assets	131,124,224	3,311,429	5.05%
Less: Allowance for credit losses	(1,354,026)
Cash and due from banks	804,855
Premises and equipment, net	654,798
Accrued interest receivable and other assets	518,384
Total assets	$131,748,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$42,164,785	218,923	1.04%
Regular savings deposits	3,700,434	11,984.65
Time deposits	56,924,186	844,777	2.97
Short-term borrowings	1,340,357	6,440.96
Total interest-bearing liabilities	104,129,762	1,082,124	2.08%
Net interest income and spread		$2,229,305	2.97%
Non-interest-bearing demand deposits	15,018,908
Accrued expenses and other liabilities	435,452
Stockholders’ equity	12,164,113
Total liabilities and stockholders’ equity	$131,748,235

Interest income/earning assets	5.05%
Interest expense/earning assets	1.65
Net interest margin	3.40%

Return on Average Assets (Annualized)	.36%
Return on Average Equity (Annualized)	3.85%
Average Equity to Average Assets	9.23%

Provision for Credit Losses

The provision for credit losses was $203,500 and $235,500 for the three-month and six-month periods ended June 30, 2005, respectively, as compared to $104,000 and $213,721 for the three-month and six-month periods ended June 30, 2004. The provisions for each period were reflective of the growth in loan balances outstanding in all segments of the portfolio. The provisions for the three-month and six-month periods ended June 30, 2005 were higher than the same periods in the prior year due to the fact that the Company began to establish a reserve against loans held for sale to reflect the additional risk associated with loans originated through a third party mortgage company. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month period ended June 30, 2005, the Company realized non-interest income in the amount of $160,401 as compared to $143,496 for the three-month period ended June 30, 2004. Gains on the sale of mortgage loans of $104,147 comprised 64.9% of the total for the three-month period ended June 30, 2005. This compares to gains on the sale of mortgage loans of $74,172, or 51.7%, of total non-interest income, for the three-month period ended June 30, 2004.

For the six-month period ended June 30, 2005, the Company realized non-interest income in the amount of $262,630 as compared to $268,823 for the six-month period ended June 30, 2004. Gains on the sale of mortgage loans of $145,751 comprised 55.5% of the total for the six-month period ended June 30, 2005. This compares to gains on the sale of mortgage loans of $131,121, or 48.8% of total non-interest income, for the six-month period ended June 30, 2004.

The level of gains on the sale of mortgage loans has increased in the three-months and six-months ended June 30, 2005 because the Company added additional residential construction and mortgage capabilities through the addition of the Lutherville mortgage operation in February 2005. It is expected that these additional capabilities will increase future levels of gains on the sale of mortgage loans, while also providing interest income on construction loans. This capability was added through the hiring of a team of eight individuals, including originators, processors and servicers from another financial institution. These individuals have extensive experience in the industry and the Company’s market area.

Service charges on deposit accounts totaled $44,703 and $93,942 for the three-month and six-month periods ended June 30, 2005, as compared to $57,123 and $111,578 for the three-month and six-month periods ended June 30, 2004. The decreases of 21.7% and 15.8% for the periods, as compared to the same periods in 2004, can be directly attributed to a decline in analysis fees charged on commercial deposit accounts. This decline occurred as the rate used for the calculation of analysis credits increased in conjunction with the increase in the target federal funds rate discussed earlier. Analysis credits are fee reductions provided based upon the analysis credit rate and the average balance of the account subject to analysis fees.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month and six-month periods ended June 30, 2005 totaled $1,437,075 and $2,803,577, respectively. This compares to non-interest expense for the comparable periods in 2004 of $1,045,358 and $2,050,024, respectively. The increases of $391,717, or 37.5%, and $753,553, or 36.8%, for the three-month and six-month periods, respectively, primarily resulted from an increase in salaries and benefits of $243,687, or 41.4%, and $397,605, or 33.6%, for the same periods. The increases in salaries and benefits related to staffing growth, including the addition of an eight-person mortgage lending operation in February 2005, as well as the addition of four commercial account portfolio managers and other operational support personnel. These additions were made to continue to expand the marketing efforts of the Bank, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.

Occupancy expenses increased by $27,515 and $51,868 for the three-months and six-months ended June 30, 2005, respectively, as compared to the same periods in 2004. The 37.6% and 36.3% increases for the periods, as compared to the same periods in 2004, were due in part to scheduled rent increases as well as the acquisition of new space obtained to facilitate the expansion of the Company’s corporate offices and to accommodate the new Lutherville mortgage lending group.

The $69,175, or 24.5%, increase in data processing and other outside services for the six-months ended June 30, 2005 as compared to the same period in 2004 is the result of increased data and item processing costs and other costs paid to external service providers. The costs include one-time expenses of approximately $45,000 incurred in conjunction with the Bank’s planned change of core processors that occurred in May 2005, $13,000 of recruiting fees paid to hire an additional corporate finance and compliance staff person, and approximately $8,000 of systems support costs incurred to facilitate network infrastructure changes required for a bank processing system upgrade. The remaining increase is due to the fact that systems and item processing costs are volume-driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The decrease of $8,979, or 5.9%, for the three-months ended June 30, 2005 was due to the fact that the three-months ended June 30, 2004 included $15,000 of fees paid for recruiting services. No such fees were incurred in the most recent quarter.

Advertising and marketing-related expenses increased $49,374, or 119.0%, and $67,661, or 79.6%, for the three-months and six-months ended June 30, 2005, respectively, as compared to the same periods in 2004. The increases were related to an increase in the number of marketing events conducted and the number of business development professionals on staff as well as a $20,000 increase in contributions to The Baltimore Community Foundation account established by the Bank.

The increases of $68,084, or 72.4%, and $115,968, or 63.7%, in other expenses for the three-month and six-month periods ended June 30, 2005, respectively, includes director fees of approximately $21,000 and $42,000, respectively, related to the director compensation plan adopted in the second half of 2004 and an increase in regulatory fees related to the growth of the Bank. The remaining increase in non-interest expense relates to various costs associated with the increased size and complexity of the Company.

As previously discussed, non-interest expense for the three-month and six-month periods ended June 30, 2005 increased by 37.5% and 36.8%, respectively. The rate of increase in non-interest expenses, including non-recurring expenses, is substantially less than the 62.7% and 63.5% increases in net interest income for the three-month and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. Management believes this indicates that the Company is continuing to effectively leverage its cost structure to generate profitable growth. While management expects that the ongoing growth of the Company’s customer base will continue to require additional staffing in order to appropriately service customers and manage the business effectively, management believes that additional growth in the customer base can continue to be accomplished without proportionate increases in these costs.

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

Financial Condition

Composition of the Balance Sheet

As of June 30, 2005, total assets were $186,630,401. This represents growth of $15,866,927, or 9.3%, since December 31, 2004. The growth in total assets included increases of $238,350 in other equity securities, $23,015,285 in loans net of the allowance for credit losses and $495,665 in other non-earning assets. These increases were offset by decreases of $223,739 in cash and due from banks, $7,656,574 in federal funds sold and other overnight investments and $2,060 in investment securities available for sale.

During the second quarter of 2004, the Company introduced a new loan program for conventional first and second residential mortgage loans. Under this program, the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans that a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. The Company earns interest on these loans at a rate indexed to the prime rate. As of June 30, 2005, the Company held $14.1 million of these loans which were classified as held for sale, a significant increase from the $9.6 million held as of December 31, 2004.

As of June 30, 2005, loans, excluding loans held for sale, totaled $157,422,710. The increase of $16,009,273, or 11.3%, from a balance of $141,413,437 as of December 31, 2004, is a slow down from the growth trend established in prior periods. The majority of this growth occurred in the three-month period ended June 30, 2005, following modest first quarter growth that was impacted by significant pay downs and payoffs. A total of approximately $11.8 million in loans that were outstanding as of December 31, 2004 were paid off during the first quarter of 2005. This activity combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans offset most of the approximately $14.8 million in new loans funded during that same quarter. Management did not believe that the first quarter loan growth was an indicator of any ongoing trend that would result in further moderation of growth, and strong growth in the second quarter has confirmed that belief. The Company continues to emphasize prudent growth through the hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

The composition of the loan portfolio as of June 30, 2005 was approximately $73.6 million of commercial loans, $1.8 million of consumer loans, and $82.0 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2004 was approximately $73.8 million of commercial loans, $2.2 million of consumer loans, and $65.4 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $16.9 million and $9.6 million as of June 30, 2005 and December 31, 2004, respectively.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled approximately $12.6 million as of June 30, 2005 compared to approximately $20.2 million as of December 31, 2004. At June 30, 2005, the Company had federal funds sold and other overnight investments totaling $9,051,954 as compared to $16,708,528 as of December 31, 2004. The Company held $452,340 of Federal Reserve Bank stock as of June 30, 2005 and $312,690 as of December 31, 2004. The Company also held Federal Home Loan Bank of Atlanta stock of $342,100 and $243,400 as of June 30, 2005 and December 31, 2004, respectively, and United States Treasury bills with a maturity value of $1,550,000 as of both June 30, 2005 and December 31, 2004. The Treasury securities are used to collateralize repurchase agreements, which are classified as short-term borrowings under which $1,498,000 and $1,381,000 were outstanding as of June 30, 2005 and December 31, 2004, respectively.

The increase in total assets was funded with operating earnings and an increase in deposits of $14,541,189, or 9.4%, since December 31, 2004. Short-term borrowings increased by $117,000. Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

Deposits at June 30, 2005 were $168,468,231, of which approximately $11.8 million, or 7.0%, were related to two customers in one industry and a third customer in another industry. Deposits at December 31, 2004 were $153,927,042, of which deposits for these same customers stood at approximately $16.6 million, or 10.8%, of total deposits. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. Management was able to manage the rate of deposit growth to closely match loan growth by actively managing the level of certificates of deposit obtained by listing rates on the internet.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of June 30, 2005, the Company had outstanding certificates of deposit of approximately $31.8 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). These certificates of deposit were issued with an average yield of 3.80% and an average term of 29.5 months. Included in the $31.8 million of Internet-originated certificates of deposit is $195,968 that has been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued in average amounts of approximately $97,984 with an average yield of 2.79% and an average term of 45 months. As of December 31, 2004, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $28.9 million, of which $394,666 were classified as “Brokered Deposits.” The Company has never paid broker fees for deposits. Additionally, the Company has not accepted any new “Brokered Deposits” since August 2002.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit and all but $5.0 million of deposits from the three large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $129,888,763 as of June 30, 2005, up 14.5% from $113,412,507 as of December 31, 2004. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of short-term borrowings increased from $1,381,000 at December 31, 2004 to $1,498,000 at June 30, 2005 due to increases in the balance of available funds for customers participating in this program.

Note payable consists of $1,500,000 borrowed under a $5 million, three-year unsecured non-revolving credit facility executed on September 28, 2004 with another financial institution. Borrowings under the credit facility are used to provide regulatory capital to the Bank. The loan bears interest at the prime rate.

Total stockholders’ equity at June 30, 2005 was $14,337,360 as compared to $13,418,764 at December 31, 2004. The increase in stockholders’ equity is a result of the positive operating results for the six-months ended June 30, 2005 and $50,984 received upon the issuance of shares of common stock upon the exercise of options.

Management believes that the Company will need additional capital, in excess of the $3.5 million still available under the credit facility, to support projected asset growth over the next 12 months. Management and the Capital Committee of the Board of Directors are currently evaluating available alternatives. Any additional capital, if available at all, may be on terms which are not as favorable to the Company as that desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

Allowance for Credit Losses and Credit Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The Company charges the provision for credit losses to earnings to maintain the total allowance for credit losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Company’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio and concentrations of risk (if any). The Company charges losses on loans against the allowance when it is believed that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

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

The reserve factors used are based on management’s judgment as to appropriate reserve percentages for various categories of loans, and adjusting those values based on the following: historical losses in each category; historical and current delinquency in each category; underwriting standards in each category; comparison of losses and delinquencies to peer group performance; and an assessment of the likely impact of economic and other external conditions on the performance of each category.

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

The allowance for credit losses as of June 30, 2005 and December 31, 2004 was $2,053,000 and $1,810,000, respectively. The amount equates to 1.18% and 1.20% of outstanding loans as of June 30, 2005 and December 31, 2004, respectively. This percentage has remained fairly consistent because no additional information has indicated that the overall level of reserves is inappropriate. The Company has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of June 30, 2005, the Company had no loans more than 90 days past due and no loans classified as non-accrual loans. The Company had $7,500 of recoveries on past loan charge-offs during the six-months ended June 30, 2005. The Company had loan charge-offs of $6,221 during the six-months ended June 30, 2004.

Liquidity

The Company’s overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the liquidity position daily.

The Company’s primary sources of funds are deposits, short-term borrowings in the form of repurchase agreements, borrowings under the credit facility, scheduled amortization and prepayment of loans, funds provided by operations and capital. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of June 30, 2005, the Company had $1,179,685 in cash and due from banks, $9,051,954 in federal funds sold and other overnight investments, $1,542,436 in three-month U.S. Treasury Securities, and $16,862,174 in loans expected to be sold within 60 days. As of December 31, 2004, the Company had $1,403,424 in cash and due from banks, $16,708,528 in federal funds sold and other overnight investments, $1,544,496 in three-month U.S. Treasury Securities, and $9,613,162 in loans expected to be sold within 60 days.

The stability in the overall level of liquid assets is the result of an ongoing effort by management to maintain adequate liquidity to fund loan growth and declines in deposit levels. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

The Company has commitments for a total of $7.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $17 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of June 30, 2005 and $3.5 million of borrowing capacity under its three-year note payable. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

Interest Rate Sensitivity

The primary objective of asset/liability management is to ensure the steady growth of the Company’s primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To minimize the risk associated with these rate swings, management works to structure the Company’s balance sheet so that the ability exists to adjust pricing on interest-earning assets and interest-bearing liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

The measurement of the Company’s interest rate sensitivity, or “gap,” is one of the principal techniques used in asset/liability management. The interest sensitive gap is the dollar difference between assets and liabilities subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2005, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$9,051,954	4.88%	$9,051,954	$-	$-	$-
Loans held for sale	16,862,174	9.08%	16,862,174	-	-	-
Loans - Variable rate	107,541,536	57.92%	107,541,536	-	-	-
Loans - Fixed rate	49,881,174	26.86%	2,918,998	15,350,517	30,022,236	1,589,423
Other earning assets	2,336,876	1.26%	1,542,436	-	-	794,440
Total interest-earning assets	$185,673,714	100.00%	$137,917,098	$15,350,517	$30,022,236	$2,383,863

Interest-bearing liabilities
Deposits - Variable rate	$61,001,300	41.21%	$61,001,300	$-	$-	$-
Deposits - Fixed rate	84,017,255	56.76%	16,269,915	25,358,135	42,389,205	-
Short-term borrowings - Variable rate	1,498,000	1.01%	1,498,000	-	-	-
Note Payable	1,500,000	1.02%	1,500,000	-	-	-
Total interest-bearing liabilities	$148,016,555	100.00%	$80,269,215	$25,358,135	$42,389,205	$-

Periodic repricing differences
Periodic gap			$57,647,883	$(10,007,618)	$(12,366,969)	$2,383,863
Cumulative gap			$57,647,883	$47,640,265	$35,273,296	$37,657,159

Ratio of rate sensitive assets to rate sensitive liabilities			171.82%	60.53%	70.83%	N/A

The Company has 71.88% of its interest-earning assets and 43.24% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $37,657,159. The majority of this gap is concentrated in items maturing or repricing within 5 years. This gap is generally reflective of the Company’s emphasis on originating variable rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure, and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable-rate notes and providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable-rate loans and short-term fixed rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed-rate loans and/or investments when, in management’s judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposit maturity difficult.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit. The Company uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.

Outstanding loan commitments and lines and letters of credit as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Loan commitments	$14,583,165	$9,867,893
Unused lines of credit	46,459,812	40,423,986
Letters of credit	1,416,002	1,578,379

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company’s exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment.

In general, loan commitments, lines of credit and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer’s credit-worthiness and collateral requirement is evaluated on a case-by-case basis.

The modest increase in the overall level of loan commitments and unused lines of credit as of June 30, 2005 as compared to loan commitments and unused lines of credit as of December 31, 2004, is consistent with the overall increase in outstanding loans.

Capital Resources

The Company had stockholders’ equity at June 30, 2005 of $14,337,360 as compared to $13,418,764 at December 31, 2004. The increase in capital is a result of the positive operating results for the six-months ended June 30, 2005, and $50,984 received upon the issuance of shares of common stock upon the exercise of options. Management believes that the Company will need additional capital, in excess of the $3.5 million still available under the credit facility, to support projected asset growth over the next 12 months. Management and the Capital Committee of the Board of Directors are currently evaluating available alternatives. Any additional capital, if available at all, may be on terms which are not as favorable to the Company as that desired by management and may result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution’s assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted” assets so that categories of assets with higher "defined” credit risks will require more capital support than assets with lower risks. The Bank has exceeded its capital adequacy requirements to date.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at June 30, 2005.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of June 30, 2005 and December 31, 2004, respectively:

	June 30, 2005	December 31, 2004
Total deposits	$168,468,231	$153,927,042
National market certificates of deposit	(31,762,774)	(28,908,592)
Variable balance accounts (3 customers)	(11,816,694)	(16,605,943)
Portion of variable balance accounts considered to be core	5,000,000	5,000,000
Core deposits	$129,888,763	$113,412,507

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans. Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital.

For additional information regarding the allowance for loan and lease losses, see the “Allowance for Credit Losses and Credit Risk Management” section of this financial review.

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures. Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

Information Regarding Forward-Looking Statements

In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be different from those anticipated or estimated.

The statements presented herein with respect to, among other things, Bay National Corporation’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Bay National Corporation’s beliefs and assumptions, and on information available to Bay National Corporation as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; Bay National Corporation’s limited operating history; dependence on key personnel; risks related to Bay National Bank’s choice of loan portfolio; risks related to Bay National Bank’s lending limit; risks of a competitive market; impact of government regulation on operating results; and effect of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Factors Affecting Future Results” in Bay National Corporation’s Form 10-KSB.

Bay National Corporation’s actual results could differ materially from those discussed herein and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Bay National Corporation undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None

(b)	None

(c)	None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

At the Company’s Annual Meeting of Stockholders held May 24, 2005, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2008 Annual Meeting or until their respective successors are duly elected and qualified.

	Votes Cast

	For	Withheld	Total
Carroll A. Bodie	1,483,653	2,500	1,486,153
Charles E. Bounds	1,483,153	3,000	1,486,153
Gary T. Gill	1,480,653	5,500	1,486,153
John R. Lerch	1,483,653	2,500	1,486,153
James P. O’Conor	1,483,653	2,500	1,486,153
Carl A.J. Wright	1,483,653	2,500	1,486,153

Names of other directors continuing in office:

Donald G. McClure, Jr.
Hugh W. Mohler
Robert L. Moore
H. Victor Rieger, Jr.
William B. Rinnier
Edwin A. Rommel III
Henry H. Stansbury
Kenneth H. Trout
Eugene M. Waldron, Jr.

At the Company’s Annual Meeting of Stockholders held May 24, 2005, the selection of Stegman & Company to serve as independent auditors for the 2005 fiscal year was ratified by the following vote:

Votes Cast

For	Against	Abstain	Total
1,485,653	500	0	1,486,153

There were no broker nonvotes on these matters.

Item 5. Other Information.

None

Item 6.	Exhibits.

	(a)	Exhibits.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bay National Corporation

Date: August 11, 2005	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: August 11, 2005	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)