Form 10QSB
period 2005-09-30
BAY NATIONAL CORP
filed 2005-11-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

At November 11, 2005, the issuer had 1,924,436 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes       No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes       No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)

Cash and due from banks	$1,663,245	$1,403,424
Federal funds sold and other overnight investments	11,847,688	16,708,528
Investment securities available for sale (AFS) - at fair value	1,541,231	1,544,496
Other equity securities	906,940	556,090
Loans held for sale	19,096,277	9,613,162
Loans, net of unearned fees	167,657,004	141,413,437
Total loans	186,753,281	151,026,599
Less: Allowance for credit losses	(2,350,000)	(1,810,000)
Loans, net	184,403,281	149,216,599
Premises and equipment, net	759,786	593,583
Accrued interest receivable and other assets	1,310,985	740,754

Total Assets	$202,433,156	$170,763,474

LIABILITIES

Non-interest-bearing deposits	$24,910,101	$20,638,596
Interest-bearing deposits	155,442,869	133,288,446
Total deposits	180,352,970	153,927,042

Short-term borrowings	3,710,000	1,381,000
Note payable	2,100,000	1,250,000
Accrued expenses and other liabilities	1,182,181	786,668

Total Liabilities	187,345,151	157,344,710

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,924,436 and 1,917,710 issued
and outstanding as of September 30, 2005 and December 31, 2004, respectively	19,244	19,177
Additional paid in capital	17,451,201	17,400,284
Accumulated deficit	(2,382,440)	(4,000,697)

Total Stockholders' Equity	15,088,005	13,418,764

Total Liabilities and Stockholders' Equity	$202,433,156	$170,763,474

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine-month periods ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ending September 30		Nine Months Ending September 30
	2005	2004	2005	2004

INTEREST INCOME:
Interest and fees on loans	$3,532,663	$1,947,348	$8,772,889	$5,186,493
Interest on federal funds sold and other overnight investments	48,617	46,725	160,401	99,224
Taxable interest and dividends on investment
securities	16,555	7,035	53,923	26,820
Total interest income	3,597,835	2,001,108	8,987,213	5,312,537

INTEREST EXPENSE:
Interest on deposits	1,110,071	649,532	2,774,317	1,725,216
Interest on short-term borrowings	45,309	6,178	90,859	12,618
Interest on note payable	26,278	-	61,801	-
Total interest expense	1,181,658	655,710	2,926,977	1,737,834

Net interest income	2,416,177	1,345,398	6,060,236	3,574,703

Provision for credit losses	297,000	136,500	532,500	350,221

Net interest income after provision for
credit losses	2,119,177	1,208,898	5,527,736	3,224,482

NON-INTEREST INCOME:
Service charges on deposit accounts	58,267	66,447	152,209	178,025
Gain on sale of mortgage loans	160,592	50,576	352,745	181,697
Other income	12,158	15,579	35,095	41,703
Total non-interest income	231,017	132,602	540,049	401,425

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,002,607	621,937	2,630,500	1,805,823
Occupancy expenses	102,119	80,930	297,002	223,945
Furniture and equipment expenses	69,782	62,912	221,664	185,482
Legal and professional fees	30,000	49,087	102,712	122,335
Data processing and other outside services	165,953	133,391	517,788	416,051
Advertising and marketing related expenses	102,340	55,687	254,975	140,661
Other expenses	126,748	93,184	424,887	252,855
Total non-interest expenses	1,599,549	1,097,128	4,449,528	3,147,152

Income before income taxes	750,645	244,372	1,618,257	478,755
Income tax expense	-	-	-	-
NET INCOME	$750,645	$244,372	$1,618,257	$478,755

Per Share Data:
Cash Dividends Paid	$-	$-	$-	$-
Net Income (basic)	$.39	$.13	$.84	$.26
Net Income (diluted)	$.37	$.13	$.81	$.25

Weighted Average shares outstanding (basic)	1,924,436	1,872,058	1,921,954	1,865,849
Effect of Dilution - Stock options and Warrants	80,192	60,799	75,231	60,416
Weighted Average shares outstanding (diluted)	2,004,628	1,932,857	1,997,185	1,926,265

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine-months ended September 30, 2005 and 2004
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2004	$19,177	$17,400,284	$(4,000,697)	$13,418,764

Issuance of Common Stock	67	50,917	-	50,984

Net Income	-	-	1,618,257	1,618,257

Balances at September 30, 2005	$19,244	$17,451,201	$(2,382,440)	$15,088,005

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2003	$18,627	$16,850,834	$(4,802,961)	$12,066,500

Issuance of Common Stock	413	412,087	-	412,500

Net Income	-	-	478,755	478,755

Balances at September 30, 2004	$19,040	$17,262,921	$(4,324,206)	$12,957,755

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine-months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Cash Flows From Operating Activities
Net income	$1,618,257	$478,755
Adjustments to reconcile net income to net cash used
by operating activities:
Depreciation	137,119	146,386
Accretion of investment discounts	(32,237)	(12,250)
Provision for credit losses	532,500	350,221
Gain on sale of loans held for sale	(352,745)	(181,697)
Origination of loans held for sale	(144,459,618)	(72,407,201)
Proceeds from sale of loans	135,329,248	66,431,935
Net increase in accrued interest receivable and other assets	(570,231)	(156,272)
Net increase in accrued expenses and other liabilities	395,513	134,441

Net cash used in operating activities	(7,402,194)	(5,215,682)

Cash Flows From Investing Activities
Purchases of investment securities - AFS	(4,614,498)	(4,635,883)
Maturities of investment securities - AFS	4,650,000	4,650,000
Purchase of Federal Reserve Bank stock	(139,650)	-
Purchase of Federal Home Loan Bank of Atlanta stock	(211,200)	(56,600)
Loan disbursements in excess of principal payments	(26,236,067)	(27,439,466)
Capital expenditures	(303,322)	(139,964)
Net cash used in investing activities	(26,854,737)	(27,621,913)

Cash Flows From Financing Activities
Net increase in deposits	26,425,928	33,753,944
Net increase in short-term borrowings	2,329,000	328,000
Proceeds from notes payable	850,000	500,000
Net proceeds from stock issuance	50,984	412,500

Net cash provided by financing activities	29,655,912	34,994,444

Net (decrease) increase in cash and cash equivalents	(4,601,019)	2,156,849
Cash and cash equivalents at beginning of period	18,111,952	18,060,105

Cash and cash equivalents at end of period	$13,510,933	$20,216,954

Cash paid for:
Interest	$2,777,209	$1,678,360
Income taxes	$-	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three and Nine Months Ended September 30, 2005 and 2004
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2005, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

4.  EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants.

5. STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. No compensation expenses related to the Company’s stock option plan were recorded during the three-month and nine-month periods ended September 30, 2005 and 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-month and nine-month periods ended September 30:

	Three Months Ending September 30		Nine Months Ending September 30
	2005	2004	2005	2004

Net income, as reported	$750,645	$244,372	$1,618,257	$478,755

Less pro forma stock-based compensation expense determined under the fair value method	(1,404)	(1,404)	(75,882)	(73,076)

Pro forma net income	$749,241	$242,968	$1,542,375	$405,679

Net income per share:
Basic - as reported	$.39	$.13	$.84	$.26
Diluted - as reported	$.37	$.13	$.81	$.25
Basic - pro forma	$.39	$.13	$.80	$.22
Diluted - pro forma	$.37	$.13	$.77	$.21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of September 30, 2005 and December 31, 2004 and for the three-month and nine-month periods ended September 30, 2005 and 2004.

General

On May 12, 2000, the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

The Bank serves the business communities of North Baltimore and Salisbury, Maryland.

Overview

Strong asset growth continued for the three-month period ended September 30, 2005, while operating results continued to improve significantly over prior year results. Key measurements for the three-month and nine-month periods ended September 30, 2005 include the following:

•	Total assets at September 30, 2005 increased to $202.4 million as compared to $170.8 million as of December 31, 2004.

•	Net loans outstanding increased from $149.2 million as of December 31, 2004 to $184.4 million as of September 30, 2005.

•	There were no nonperforming loans at September 30, 2005. Appropriate reserves for loan losses continue to be maintained.

•	Deposits at September 30, 2005 were $180.4 million, an increase from $153.9 million as of December 31, 2004.

•
The Company realized net income of $750,645 and $1,618,257 for the three-month and nine-month periods ended September 30, 2005, respectively. This represents increases of 207.2% and 238.0% over net income of $244,372 and $478,755 for the three-month and nine month periods ended September 30, 2004, respectively.

•
Net interest income, the Company’s main source of income, was $2.4 million and $6.1 million during the three-month and nine-month periods ended September 30, 2005 compared to $1.3 million and $3.6 million for the same periods in 2004. This represents an increase of 79.6% and 69.5% for the three-months and nine-months ended September 30, 2005, respectively, as compared to the same periods in 2004.

•	There were recoveries on prior charge-offs of $7,500 for the nine-month period ended September 30, 2005. Loan charge-offs were $6,221 for the nine-month period ended September 30, 2004.

•	Non-interest income increased by $98,415, or 74.2%, and by $138,624, or 34.5%, for the three-month and nine-month periods September 30, 2005, respectively, as compared to the same periods in 2004.

•
Non-interest expenses increased by $502,421 and $1,302,376, or 45.8% and 41.4%, for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to the same periods ended September 30, 2004.

•	The market price of common shares ended the quarter at $19.00, up 43.4% from the closing price of $13.25 on December 31, 2004.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

Overview

The Company recorded net income of $750,645 and $1,618,257 for the three-month and nine-month periods ended September 30, 2005, respectively. This compares to net income of $244,372 and $478,755 for the same periods in 2004. This is an improvement of $506,273, or 207.2%, for the three-month period and $1,139,502, or 238.0%, for the nine-month period. This significant improvement in results for the periods is due to the continued year over year growth of the loan portfolio, improvement in net interest margins, and prudent management of operating expenses.

Bay National Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. Bay National Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Lutherville mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the three-month periods ended September 30, 2005 and 2004, gains on the sale of mortgage loans totaled $160,592 and $50,576, respectively. For the nine-month periods ended September 30, 2005 and 2004, gains on the sale of mortgage loans totaled $352,745 and $181,697, respectively.

The level of gains on the sale of mortgage loans has increased from 2004 due to the addition of the Lutherville origination operation, which focuses on construction and rehabilitation loans that will be modified to permanent financing upon completion of the project. The permanent financing is then sold in the secondary market. We believe that this type of residential lending is less sensitive to the fluctuation of interest rates.

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

The primary risk to the Company is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. As of September 30, 2005, the Company held $17.1 million of these loans which were classified as held for sale. The Company earned $262,621 and $496,004 of interest on this program for the three-month and nine-month periods ended September 30, 2005, respectively. This compares to $115,774 and $186,407 for the same periods in 2004.

Management expects continued strength in operating results over the remainder of 2005; however, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the continued success of the new Lutherville mortgage lending programs, and the volatility of existing mortgage loan production, which is sensitive to economic and interest rate fluctuations.

Net Interest Income

Net interest income is the difference between income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold. Interest-bearing deposits, other short-term borrowings and the note payable make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

As previously stated, net interest income was $2.4 million and $6.1 million during the three-month and nine-month periods ended September 30, 2005 as compared to $1.3 million and $3.6 million for the same periods in 2004. This represents increases of 79.6% and 69.5% for the three-months and nine-months ended September 30, 2005 as compared to the same periods in 2004.

Interest income from loans and investments for the three-month and nine-month periods ended September 30, 2005 was $3.6 million and $9.0 million, respectively, compared to $2.0 million and $5.3 million, respectively, for the three-month and nine-month periods ended September 30, 2004. The 79.8% and 69.2% increases for the three and nine-month periods over the same periods in 2004 were directly related to the 28.3% increase in average interest-earning assets for the nine-months ended September 30, 2005 as compared to the same period in 2004. The increase in average interest-earning assets was also aided by a significant increase in average yields due to eight .25% increases in the target federal funds rate since September 30, 2004. The yields on these assets increased from 5.14% for the nine-months ended September 30, 2004 to 6.78% for the nine-months ended September 30, 2005.

The percentage of average interest-earning assets represented by loans was 92.1% and 87.1% for the nine-month periods ended September 30, 2005 and 2004, respectively. For the nine-month period ended September 30, 2005, the average yield on the loan portfolio increased to 7.18% from 5.76% for the nine-month period ended September 30, 2004. This increase is primarily due to the difference in the target federal funds rate in effect for the periods. The Federal Reserve has increased its target for the federal funds rate from 1.75% as of September 30, 2004 to 3.75% as of September 30, 2005. As can be seen by the yields discussed above, these increases had a significant effect on the Company’s operating results. Yields on earning assets in future periods should continue to improve following any future increases in the target federal funds rate.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 2.05% for the nine-month period ended September 30, 2005 as compared to .95% for the same period in 2004. The improvement in the average yield was a direct result of the Federal Reserve actions discussed above, as well as an increase in the holdings of Federal Reserve and Federal Home Loan bank stocks, which pay dividend yields greater than the prevailing federal funds rates. The percentage of average interest-earning assets represented by investments was 7.9% and 12.9% for the nine-month periods ended September 30, 2005 and 2004, respectively.

Interest expense from deposits and borrowings for the three-month and nine-month periods ended September 30, 2005 was $1,181,658 and $2,926,977, respectively. This compares to $655,710 and $1,737,834 for the comparable periods in 2004. The 80.2% and 68.4% increases over the three-month and nine-month periods in 2004 are a result of a 27.9% increase in average interest-bearing liabilities for the nine-month period ended September 30, 2005 as compared to the same period in 2004. The increase in interest expense was also related to the increase in average rates paid. Average rates paid on these liabilities increased from 2.12% for the nine-month period ended September 30, 2004 to 2.79% for the nine-month period ended September 30, 2005. The increase in rates paid is directly attributable to the Federal Reserve actions discussed above. Although market rates of interest have increased significantly since September 30, 2004, management has been able to carefully implement deposit rate increases, which has allowed for significantly improved margins. Management expects that pressure to increase rates paid on deposits will increase if the target for the federal funds rate continues to rise.

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

Nine Months Ended September 30, 2005
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$162,883,257	$8,772,889	7.18%
Investment securities	2,325,834	53,923	3.09
Federal funds sold and other overnight investments	11,643,564	160,401	1.84
Total earning assets	176,852,655	8,987,213	6.78%
Less: Allowance for credit losses	(1,959,675)
Cash and due from banks	1,316,501
Premises and equipment, net	683,184
Accrued interest receivable and other assets	793,880
Total assets	$177,686,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$55,137,766	695,691	1.68%
Regular savings deposits	5,460,498	26,457.65
Time deposits	74,127,589	2,052,169	3.69
Short-term borrowings	3,960,879	90,859	3.06
Note payable	1,337,363	61,801	6.16
Total interest-bearing liabilities	140,024,095	2,926,977	2.79%
Net interest income and spread		$6,060,236	3.99%
Non-interest-bearing demand deposits	22,888,519
Accrued expenses and other liabilities	767,178
Stockholders’ equity	14,006,753
Total liabilities and stockholders’ equity	$177,686,545

Interest income/earning assets	6.78%
Interest expense/earning assets	2.21
Net interest margin	4.57%

Return on Average Assets (Annualized)	1.21%
Return on Average Equity (Annualized)	15.40%
Average Equity to Average Assets	7.88%

Nine Months Ended September 30, 2004
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$120,097,860	$5,186,493	5.76%
Investment securities	2,022,488	26,820	1.77
Federal funds sold and other overnight investments	15,729,612	99,224.84
Total earning assets	137,849,960	5,312,537	5.14%
Less: Allowance for credit losses	(1,406,395)
Cash and due from banks	859,704
Premises and equipment, net	650,349
Accrued interest receivable and other assets	556,700
Total assets	$138,510,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$44,806,717	359,507	1.07%
Regular savings deposits	4,015,492	19,556.65
Time deposits	59,201,495	1,346,153	3.03
Short-term borrowings	1,456,369	12,618	1.16
Total interest-bearing liabilities	109,480,073	1,737,834	2.12%
Net interest income and spread		$3,574,703	3.02%
Non-interest-bearing demand deposits	16,306,404
Accrued expenses and other liabilities	463,110
Stockholders’ equity	12,260,731
Total liabilities and stockholders’ equity	$138,510,318

Interest income/earning assets	5.14%
Interest expense/earning assets	1.68
Net interest margin	3.46%

Return on Average Assets (Annualized)	.46%
Return on Average Equity (Annualized)	5.21%
Average Equity to Average Assets	8.85%

Provision for Credit Losses

The provision for credit losses was $297,000 and $532,500 for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to $136,500 and $350,221 for the three-month and nine-month periods ended September 30, 2004. The provisions for each period were reflective of the growth in loan balances outstanding in all segments of the portfolio. The provisions for the three-month and nine-month periods ended September 30, 2005 were higher than the same periods in the prior year due to the fact that the Company began to establish a reserve against loans held for sale to reflect the additional risk associated with loans originated through a third party mortgage company. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month period ended September 30, 2005, the Company realized non-interest income in the amount of $231,017 as compared to

$132,602 for the three-month period ended September 30, 2004. Gains on the sale of mortgage loans of $160,592 comprised 69.5% of the total for the three-month period ended September 30, 2005. This compares to gains on the sale of mortgage loans of $50,576, or 38.1% of total non-interest income, for the three-month period ended September 30, 2004.

For the nine-month period ended September 30, 2005, the Company realized non-interest income in the amount of $540,049 as compared to $401,425 for the nine-month period ended September 30, 2004. Gains on the sale of mortgage loans of $352,745 comprised 65.3% of the total for the nine-month period ended September 30, 2005. This compares to gains on the sale of mortgage loans of $181,697, or 45.3% of total non-interest income, for the nine-month period ended September 30, 2004.

The level of gains on the sale of mortgage loans has increased in the three-months and nine-months ended September 30, 2005 because the Company added additional residential construction and mortgage capabilities with the opening of the Lutherville mortgage operation in February 2005. This was achieved through the hiring of a team of eight individuals, including originators, processors and servicers who have extensive experience in the industry and the Company’s market area. It is expected that these additional capabilities will increase future levels of gains on the sale of mortgage loans, while also providing interest income on construction loans.

Service charges on deposit accounts totaled $58,267 and $152,209 for the three-month and nine-month periods ended September 30, 2005, as compared to $66,447 and $178,025 for the three-month and nine-month periods ended September 30, 2004. The decreases of 12.3% and 14.5% for the periods, as compared to the same periods in 2004, can be directly attributed to a decline in analysis fees charged on commercial deposit accounts. This decline occurred as the rate used for the calculation of analysis credits increased in conjunction with the increase in the target federal funds rate discussed earlier. Analysis credits are fee reductions provided based upon the analysis credit rate and the average balance of the account subject to analysis fees.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month and nine-month periods ended September 30, 2005 totaled $1,599,549 and $4,449,528, respectively. This compares to non-interest expense for the comparable periods in 2004 of $1,097,128 and $3,147,152, respectively. The increases of $502,421, or 45.8%, and $1,302,376, or 41.4%, for the three-month and nine-month periods, respectively, primarily resulted from an increase in salaries and benefits of $380,670, or 61.2%, and $824,677, or 45.7%, for the same periods. The increases in salaries and benefits related to staffing growth, including the addition of an eight-person mortgage lending operation in February 2005, as well as the addition of commercial account portfolio managers and other operational support personnel. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.

Occupancy expenses increased by $21,189 and $73,057 for the three-months and nine-months ended September 30, 2005, respectively, as compared to the same periods in 2004. The 26.2% and 32.6% increases for the periods, as compared to the same periods in 2004, were due in part to scheduled rent increases as well as the acquisition of new space obtained to facilitate the expansion of the Company’s corporate offices and to accommodate the new Lutherville mortgage lending group.

The $32,562, or 24.4%, and $101,737, or 24.5%, increases in data processing and other outside services for the three-months and nine-months ended September 30, 2005, respectively, as compared to the same period in 2004 is the result of increased data and item processing costs and other costs paid to external service providers. The costs include one-time expenses of approximately $45,000 incurred in conjunction with the Bank’s planned change of core processors that occurred in May 2005, approximately $24,000 of recruiting fees paid to hire additional staff, and approximately $8,000 of systems support costs incurred to facilitate network infrastructure changes required for a bank processing system upgrade. The remaining increase is due to the costs associated with purchasing additional hardware and software to support increased staffing, as well as the fact that systems and item processing costs are volume-driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company.

Advertising and marketing-related expenses increased $46,653, or 83.8%, and $114,314, or 81.3%, for the three-months and nine-months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increases were related to an increase in the number of marketing events conducted and the number of business development professionals on staff as well as increases of $30,000 and $50,000 in funds set aside for charitable contributions to The Baltimore Community Foundation account established by the Bank for the three-month and nine-month periods, respectively.

The increases of $33,564, or 36.0%, and $172,032, or 68.0%, in other expenses for the three-month and nine-month periods ended September 30, 2005, respectively, includes increases in director fees of approximately $12,000 and $52,000, respectively, related to the director compensation plan adopted in the second half of 2004 and an increase in regulatory fees related to the growth of the Bank. The remaining increase in non-interest expense relates to various costs associated with the increased size and complexity of the Company.

The banking industry utilizes the “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before the loan loss provision and non-interest income. The Company’s efficiency ratio was 60.42% and 67.41% for the three-month and nine-month periods ended September 30, 2005, respectively. This compares to 74.23% and 79.15% for the same periods in 2004. The improved ratios from the prior year were driven by strong revenue growth and prudent management of the Company’s cost structure.

As previously discussed, non-interest expense for the three-month and nine-month periods ended September 30, 2005 increased by 45.8% and 41.4%, respectively. The rate of increase in non-interest expenses, including non-recurring expenses, is substantially less than the 79.6% and 69.5% increases in net interest income for the three-month and nine-month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. Management believes this indicates that the Company is continuing to effectively leverage its cost structure to generate profitable growth. While management expects that the ongoing growth of the Company’s customer base will continue to require additional staffing in order to appropriately service customers and manage the business effectively, management believes that additional growth in the customer base can continue to be accomplished without proportionate increases in these costs.

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

Financial Condition

Composition of the Balance Sheet

As of September 30, 2005, total assets were $202,433,156. This represents growth of $31,669,682, or 18.5%, since December 31, 2004. The growth in total assets included increases of $259,821 in cash and due from banks, $350,850 in other equity securities, $35,186,682 in loans net of the allowance for credit losses and $736,434 in other non-earning assets. These increases were offset by decreases of $4,860,840 in federal funds sold and other overnight investments and $3,265 in investment securities available for sale.

During the second quarter of 2004, the Company introduced a new loan program for conventional first lien and second lien residential mortgage loans. Under this program, the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans that a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. The Company earns interest on these loans at a rate indexed to the prime rate. As of September 30, 2005, the Company held $17.1 million of these loans which were classified as held for sale, a significant increase from the $8.0 million held as of December 31, 2004.

As of September 30, 2005, loans, excluding loans held for sale, totaled $167,657,004. This represents an increase of $26,243,567, or 18.6%, from a balance of $141,413,437 as of December 31, 2004. Approximately $23 million of this growth is a result of residential construction and rehabilitation lending generated by the Lutherville residential lending group established in February 2005. Loan growth excluding Lutherville residential construction and rehabilitation loans was impacted by significant pay downs and payoffs. A total of approximately $34.6 million in loans that were outstanding as of December 31, 2004 were paid off during the first nine months of 2005. This activity combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans offset most of the approximately $51.2 million in new loans funded during that same period. The Company continues to emphasize prudent growth through the identification of new market segments, hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

The composition of the loan portfolio as of September 30, 2005 was approximately $74.3 million of commercial loans, $2.1 million of consumer loans, and $91.3 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2004 was approximately $73.8 million of commercial loans, $2.2 million of consumer loans, and $65.4 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $19.1 million and $9.6 million as of September 30, 2005 and December 31, 2004, respectively.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled approximately $16.0 million as of September 30, 2005 compared to approximately $20.2 million as of December 31, 2004. At September 30, 2005, the Company had federal funds sold and other overnight investments totaling $11,847,688 as compared to $16,708,528 as of December 31, 2004. The Company held $452,340 of Federal Reserve Bank stock as of September 30, 2005 and $312,690 as of December 31, 2004. The Company also held Federal Home Loan Bank of Atlanta stock of $454,600 and $243,400 as of September 30, 2005 and December 31, 2004, respectively, and United States Treasury bills with a maturity value of $1,550,000 as of both September 30, 2005 and December 31, 2004. The Treasury securities are used to collateralize repurchase agreements, which are classified as short-term borrowings under which $1,210,000 and $1,381,000 were outstanding as of September 30, 2005 and December 31, 2004, respectively. Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

The increase in total assets was funded with operating earnings and an increase in deposits of $26,425,928, or 17.2%, since December 31, 2004. Short-term borrowings increased by $2,329,000.

Deposits at September 30, 2005 were $180,352,970, of which approximately $15.4 million, or 8.6%, were related to two customers in one industry and a third customer in another industry. Deposits at December 31, 2004 were $153,927,042, of which deposits for these same customers stood at approximately $16.6 million, or 10.8%, of total deposits. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. Management was able to manage the rate of deposit growth to closely match loan growth by actively managing the level of certificates of deposit obtained by listing rates on the internet.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of September 30, 2005, the Company had outstanding certificates of deposit of approximately $34.2 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). These certificates of deposit were issued with an average yield of 3.97% and an average term of 27.8 months. Included in the $34.2 million of Internet-originated certificates of deposit is one certificate of deposit in the amount of $96,626 that has been classified as a “Brokered Deposit” for bank regulatory purposes. This “Brokered Deposit” was issued with a yield of 2.75% and matures in October 2006. As of December 31, 2004, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $28.9 million, of which $394,666 were classified as “Brokered Deposits.” The Company has never paid broker fees for deposits. Additionally, the Company has not accepted any new “Brokered Deposits” since August 2002.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit and all but $5.0 million of deposits from the three large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $135,682,965 as of September 30, 2005, up

19.6% from $113,412,507 as of December 31, 2004. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Short-term borrowings consist of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of repurchase agreements decreased from $1,381,000 at December 31, 2004 to $1,210,000 at September 30, 2005 due to decreases in the balance of available funds for customers participating in this program. In addition, short-term borrowings include $2.5 million borrowed from the Federal Home Loan Bank of Atlanta with approximately $16.2 million remaining in borrowing capacity.

Note payable consists of $2.1 million borrowed under a $5 million, three-year unsecured non-revolving credit facility executed on September 28, 2004 with another financial institution. Borrowings under the credit facility are used to provide regulatory capital to the Bank. The loan bears interest at the prime rate.

Total stockholders’ equity at September 30, 2005 was $15,088,005 as compared to $13,418,764 at December 31, 2004. The increase in stockholders’ equity is a result of the positive operating results for the nine-months ended September 30, 2005 and $50,984 received upon the issuance of shares of common stock upon the exercise of options.

Management believes that the Company will need additional capital, in excess of the $2.9 million still available under the credit facility, to support projected asset growth over the next 12 months. Management and the Capital Committee of the Board of Directors are currently evaluating available alternatives. Any additional capital, if available at all, may be on terms which are not as favorable to the Company as that desired by management and may result in dilution to the Company’s shareholders. If adequate capital is not available, the Company may be required to curtail its expected growth strategy.

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

The allowance for credit losses as of September 30, 2005 and December 31, 2004 was $2,350,000 and $1,810,000, respectively. The amount equates to 1.26% and 1.20% of outstanding loans as of September 30, 2005 and December 31, 2004, respectively. The increased percentage was directly related to an increase in the mix of loans with a higher risk factor based on management’s current loan grading system, which is discussed above. No additional information has indicated that the overall level of reserves is inappropriate. The Company has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of September 30, 2005, the Company had no loans more than 90 days past due and no loans classified as non-accrual loans. The Company had $7,500 of recoveries on past loan charge-offs during the nine-months ended September 30, 2005. The Company had loan charge-offs of $6,221 during the nine-months ended September 30, 2004.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of September 30, 2005, the Company had $1,663,245 in cash and due from banks, $11,847,688 in federal funds sold and other overnight investments, $1,541,231 in three-month U.S. Treasury Securities, and $19,096,277 in loans expected to be sold within 60 days. As of December 31, 2004, the Company had $1,403,424 in cash and due from banks, $16,708,528 in federal funds sold and other overnight investments, $1,544,496 in three-month U.S. Treasury Securities, and $9,613,162 in loans expected to be sold within 60 days.

The stability in the overall level of liquid assets is the result of an ongoing effort by management to maintain adequate liquidity to fund loan growth and declines in deposit levels. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

The Company has commitments for a total of $7.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $16.2 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of September 30, 2005 and $2.9 million of borrowing capacity under its three-year note payable. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2005, which are expected to mature or reprice in each of the time periods shown:

				Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$11,847,688	5.89%	$11,847,688	$-	$-	$-
Loans held for sale	19,096,277	9.50%	19,096,277	-	-	-
Loans - Variable rate	110,292,053	54.86%	110,292,053	-	-	-
Loans - Fixed rate	57,364,951	28.53%	2,864,244	23,788,169	29,586,307	1,126,231
Other earning assets	2,448,171	1.22%	1,541,231	-	-	906,940
Total interest-earning assets	$201,049,140	100.00%	$145,641,493	$23,788,169	$29,586,307	$2,033,171

Interest-bearing liabilities
Deposits - Variable rate	$66,931,193	41.51%	$66,931,193	$-	$-	$-
Deposits - Fixed rate	88,511,676	54.89%	12,734,395	31,253,091	44,524,190	-
Short-term borrowings - Variable rate	3,710,000	2.30%	3,710,000	-	-	-
Note Payable	2,100,000	1.30%	2,100,000	-	-	-
Total interest-bearing liabilities	$161,252,869	100.00%	$85,475,588	$31,253,091	$44,524,190	$-

Periodic repricing differences
Periodic gap			60,165,905	(7,464,922)	(14,937,883)	2,033,171
Cumulative gap			60,165,905	52,700,983	37,763,100	39,796,271

Ratio of rate sensitive assets to rate sensitive liabilities			170.39%	76.11%	66.45%	N/A

The Company has 71.47% of its interest-earning assets and 45.11% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $39,796,271. The majority of this gap is concentrated in items maturing or repricing within 5 years. This gap is generally reflective of the Company’s emphasis on originating variable rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Outstanding loan commitments and lines and letters of credit as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Loan commitments	$22,514,982	$9,867,893
Unused lines of credit	43,250,442	40,423,986
Letters of credit	3,685,563	1,578,379

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

The increase in the overall level of loan commitments and unused lines of credit as of September 30, 2005 as compared to loan commitments and unused lines of credit as of December 31, 2004, is consistent with the overall increase in outstanding loans.

Capital Resources

The Company had stockholders’ equity at September 30, 2005 of $15,088,005 as compared to $13,418,764 at December 31, 2004. The increase in capital is a result of the positive operating results for the nine-months ended September 30, 2005, and $50,984 received upon the issuance of shares of common stock upon the exercise of options. Management believes that the Company will need additional capital, in excess of the $2.9 million still available under the credit facility, to support projected asset growth over the next 12 months. Management and the Capital Committee of the Board of Directors are currently evaluating available alternatives. Any additional capital, if available at all, may be on terms which are not favorable to the Company as that desired by management and may result in dilution to the Company’s shareholders. If adequate capital is not available, the Company may be required to curtail significantly its expected growth strategy.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at September 30, 2005.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of September 30, 2005 and December 31, 2004, respectively:

	September 30, 2005	December 31, 2004
Total deposits	$180,352,970	$153,927,042
National market certificates of deposit	(34,248,440)	(28,908,592)
Variable balance accounts (3 customers)	(15,421,565)	(16,605,943)
Portion of variable balance accounts considered to be core	5,000,000	5,000,000
Core deposits	$135,682,965	$113,412,507

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

In addition, there were no changes in Bay National Corporation’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, Bay National Corporation’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Bay National Corporation’s beliefs and assumptions, and on information available to Bay National Corporation as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; Bay National Corporation’s limited operating history; dependence on key personnel; risks related to Bay National Bank’s choice of loan portfolio; risks related to Bay National Bank’s lending limit; risks of a competitive market; impact of government regulation on operating results; and effect of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Factors Affecting Future Results” in Bay National Corporation’s Form 10-KSB for the year ended December 31, 2004. Bay National Corporation’s and Bay National Bank’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Bay National Corporation undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

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

Bay National Corporation

Date: November 11, 2005	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: November 11, 2005	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)