Form 10KSB
period 2005-12-31
BAY NATIONAL CORP
filed 2006-03-30
CIK 1089787

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 000-51765

Bay National Corporation
(Name of small business issuer in its charter)

Maryland	52-2176710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2328 West Joppa Road, Lutherville, Maryland  21093
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number: 410-494-2580

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes __ No X

The issuer's revenues for its most recent fiscal year were $13,733,299.

The aggregate market value of the common equity held by non-affiliates was $28,121,276 as of March 23, 2006, based on a sales price of $20.25 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on March 15, 2006.

The number of shares outstanding of the issuer's Common Stock was 1,927,894 as of March 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Bay National Corporation, to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

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

Bay National Bank commenced operations on May 12, 2000 with its main office in Lutherville, Maryland and a branch office in Salisbury, Maryland. Bay National Bank accepts checking and savings deposits and offers a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

On December 12, 2005, Bay National Corporation consummated the sale of a trust preferred securities offering in which it issued $8,248,000 of subordinated debt securities due 2036 to Bay National Capital Trust I, a Delaware statutory trust (the “Trust”) and an unconsolidated subsidiary formed by Bay National Corporation, and the Trust simultaneously issued $8,000,000 of trust preferred securities. The Trust also issued $248,000 of its common securities to Bay National Corporation. No underwriting commissions were paid in connection with the issuances. All of the securities were issued in a private placement exempt from registration under 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder.

Marketing Focus

Bay National Bank was formed by a group of individuals active in business, professional, banking, financial and charitable activities in the Baltimore, Maryland metropolitan area and the Eastern Shore of Maryland. These individuals believed that the banking needs of certain segments of these communities were not being served adequately by existing banks. Specifically, as a result of bank mergers in the 1990’s, many banks in the Baltimore metropolitan area and the Eastern Shore of Maryland became local branches of large regional and national banks. Although size gave the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, the organizers believed that these “megabanks” were focused on a mass market approach which de-emphasized personal contact and service. The organizers also believed that the centralization of decision-making power at these large institutions had resulted in a lack of customer service. At many of these institutions, determinations were made at the "home office" by individuals who lacked personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution.

Bay National Bank’s management believes that this trend is ongoing, and continues to be particularly frustrating to owners of small and mid-sized businesses, business professionals and high net worth individuals who traditionally have been accustomed to dealing directly with a bank executive who had an understanding of their banking needs with the ability to deliver a prompt response.

Bay National Bank targets its commercial banking services to small and mid-sized businesses and targets its retail banking services to the owners of these businesses and their employees, to business professionals and high net worth individuals.

Bay National Bank seeks to distinguish itself by

•	Developing personal relationships with its customers.

•	Customizing its products to fit the needs of its customers instead of adopting a "one size fits all" mentality.

•	Streamlining the decision making process.

•	Offering its customers additional complementary services, such as insurance and investment advice, through relationships with strategic partners.

Bay National Bank’s offices are not organized in the traditional retail branch structure, which is transaction and "bank teller" oriented. Instead, Bay National Bank emphasizes a "sit-down" model where customers can choose to be greeted by a personal banker and taken to a private desk. Customers also have the option to conduct their transactions using a more traditional teller counter. Management believes that this approach makes service more individualized and enhances the banker's understanding of the customer's needs. Furthermore, Bay National Bank’s branch locations do not focus on capturing every customer within the surrounding area. Instead, they are strategically located in areas convenient to Bay National Bank’s target customer base.

Market Area and Facilities

Bay National Bank’s headquarters and Baltimore branch office are located at 2328 West Joppa Road, Lutherville, Maryland 21093. Bay National Bank serves the Baltimore metropolitan area from that location, with its primary service area being Towson, Lutherville-Timonium, Cockeysville, Hunt Valley, Ruxton and Roland Park. Bay National Bank’s Salisbury, Maryland branch office is located at 109 Poplar Hill Avenue, Salisbury, Maryland 21801, from which it serves Maryland’s Eastern Shore.

Products and Services

Loan Portfolio.

Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are Bay National Bank's primary loan products, accounting for approximately 64% of the loan portfolio as of December 31, 2005.

Generally, Bay National Bank is subject to a lending limit to any one borrower of 15% of Bay National Bank’s unimpaired capital and surplus. However, management is able to originate loans and to participate with other lenders in loans that exceed Bay National Bank's lending limits.

The following is a description of the types of loans Bay National Bank has targeted in building its loan portfolio:

•
Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing. Asset-based lending, accounts receivable financing and lease financing are also available. As of December 31, 2005, these loans represented approximately 38% of Bay National Bank’s loan portfolio. In general, Bay National Bank targets small and mid-sized businesses in its market area with credit needs in the range of up to $5,000,000.

•
Commercial real estate loans, including mortgage loans on non-residential properties, and land development and construction loan financing, primarily for owner-occupied premises as well as first and second mortgage loans on commercially owned residential investment properties. As of December 31, 2005, these loans represented approximately 26% of Bay National Bank’s loan portfolio.

•
Mortgage loans and residential construction loans secured by residential property, including first and second mortgage loans on owner occupied and investment properties (1 to 4 family and multi-family) owned by individuals, and home equity loans secured by single-family owner-occupied residences. As of December 31, 2005, these loans represented approximately 35% of Bay National Bank’s loan portfolio. A large portion of these loans, approximately 9% of Bay National Bank’s total loan portfolio, are residential real estate loans held for sale. Like its consumer loans, Bay National Bank’s residential real estate loans are targeted to business owners and their employees, business professionals and high net worth individuals.

•
Consumer loans including automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2005, these loans represented approximately 1% of Bay National Bank’s loan portfolio. Bay National Bank’s consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

Bay National Bank originates some of its Eastern Shore residential mortgage loans through BNB Mortgage, LLC, a Maryland limited liability company, which is a joint venture between Bay National Bank and an Ocean City, Maryland real estate agent. Bay National Bank is responsible for all of the operations of BNB Mortgage, LLC. Bay National Bank’s share of net income from this entity amounted to $12,916 and $24,603 for the years ended December 31, 2005 and 2004, respectively. All loans originated by BNB Mortgage, LLC are immediately sold to Bay National Bank. These loans are then sold to third party investors in the same fashion as other conventional first and second residential mortgage loans originated by Bay National Bank.

Bay National Bank’s conventional first and second residential mortgage loans adhere to standards developed by FNMA/FHLMC. Management requires private mortgage insurance for loans in excess of 80% of a property's value. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market. Therefore, management sells those loans that have a lower degree of risk, and a lower yield, relative to the other types of loans that Bay National Bank makes. Since these loans are typically sold, Bay National Bank offers these loans as well as certain residential construction loans to a broader array of individuals than its home equity loans and other consumer loan products. As of December 31, 2005, mortgage loans held for sale totaled $17,509,064.

Deposits.

Bay National Bank offers a wide range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.

Other Banking and Financial Services.

Bay National Bank offers commercial customers cash management services such as sweep accounts, account reconciliation, lockbox services and wire transfers of funds. Additionally, Bay National Bank makes available telephone banking, ATM/debit cards, safe keeping boxes, after-hours deposit services, travelers checks, direct deposit of payroll and automatic drafts for various accounts. These services are provided either directly by Bay National Bank or through correspondent banking relationships. Bay National Bank does not have its own network of ATM machines. In general, Bay National Bank waives fees on a predetermined number of ATM transactions per month, thereby allowing its customers to use any ATM machine.

In addition, Bay National Bank's customers are able to access information about their accounts and view information about Bay National Bank's services and products on Bay National Bank's website, which is located at http://www.baynational.com. Bay National Bank’s website also permits customers to make transfers of funds among accounts, pay bills and send e-mail to Bay National Bank personnel.

Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank. As of December 31, 2005, Bay National Bank had not entered in to any such fee arrangements. When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

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

Many of Bay National Bank’s competitors can finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and offer services, which Bay National Bank cannot offer or chooses not to offer. Also, larger institutions have substantially higher lending limits than Bay National Bank. Some of Bay National Bank’s competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

Employees

As of March 22, 2006, Bay National Bank employed fifty-six individuals. Forty-five people operate from Bay National Bank’s headquarters, banking office, and mortgage operations in Lutherville, Maryland and eleven people from the Salisbury, Maryland banking office. Bay National Corporation has no employees.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (“GLBA”). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

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

As a bank holding company with consolidated assets of more than $150,000,000, Bay National Corporation also is subject to certain risk-based capital guidelines imposed on bank holding companies by the Federal Reserve Board to insure the holding company’s capital adequacy.

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

The GLBA authorizes expanded activities for national banks, but requires (with the exception of underwriting municipal revenue bonds and other state and local obligations) that any expanded activities be conducted in a new entity called a “financial subsidiary” that is a subsidiary of the bank rather than the bank itself. A financial subsidiary may engage in any activities in which a financial holding company or a financial holding company’s non-bank subsidiaries can engage, except that a financial subsidiary may not underwrite most insurance, engage in real estate development or conduct merchant banking activities. A financial subsidiary may be established through acquisition or de novo.

In order for a national bank to operate a financial subsidiary, it must be well capitalized and well managed, have a satisfactory or better rating with respect to meeting community credit needs and the aggregate assets of all of the bank’s financial subsidiaries may not exceed 45% of the total assets of the bank, subject to certain exceptions. Existing authority of the OCC and the FDIC to review subsidiary activities are preserved.

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

Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Bay National Bank is "well capitalized" as of December 31, 2005.

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

Liquidity. Bay National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 22, 2005, amounts in transaction accounts above $7,800,000 and up to $48,300,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $48,300,000 require reserves of $1,215,000 plus 10 percent of the amount in excess of $48,300,000. Bay National Bank is in compliance with the applicable liquidity requirements.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC, the OCC or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings. Bay National Bank received a “satisfactory” rating in its latest CRA examination in May 2003.

USA PATRIOT Act. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Bay National Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury may issue additional regulations that will further clarify the USA Patriot Act’s requirements.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Company has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this annual report including under the captions “Business of Bay National Corporation and Bay National Bank,” and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Bay National Corporation’s actual results and the actual outcome of Bay National Corporation’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Bay National Corporation undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

RISK FACTORS

You should carefully consider the following risks, along with the other information contained in this annual report. The risks and uncertainties described below are not the only ones that may affect Bay National Corporation. Additional risks and uncertainties may also adversely affect our business and operations including those discussed in Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. If any of the following events actually occur, our business and financial results could be materially adversely affected.

Bay National Corporation and Bay National Bank depend heavily on one key employee, Mr. Hugh W. Mohler, and business would suffer if something were to happen to Mr. Mohler.  Mr. Mohler is the Chairman, President and Chief Executive Officer of Bay National Bank. If he were to leave for any reason, Bay National Corporation’s and Bay National Bank’s business would suffer because he has banking experience and relationships with clients and potential clients that would not be easy to replace. In addition, because Bay National Bank’s business is relationship driven, the loss of an employee who has primary contact with one or more of Bay National Bank’s clients could cause Bay National Bank to lose those clients' business, possibly resulting in a decline in revenues.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review, among other things, our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

We are particularly susceptible to this risk because we are a relatively new bank and have experienced significant growth over the past few years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses.

Material additions to our allowance would materially decrease our net income. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs may have a material adverse effect on our results of operations and financial condition.

Bay National Bank’s lending strategy involves risks resulting from the choice of loan portfolio. Bay National Bank's loan strategy emphasizes commercial business loans and commercial real estate loans. At December 31, 2005, such loans accounted for approximately 64% of the loan portfolio. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

Bay National Bank’s lending limit may limit its growth and the growth of Bay National Corporation. Bay National Bank is limited in the amount it can loan to a single borrower by the amount of its capital. Specifically, under current law, Bay National Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower. Bay National Bank’s lending limit is significantly less than that of many of its competitors and may discourage potential borrowers who have credit needs in excess of Bay National Bank’s lending limit from conducting business with Bay National Bank.

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

Government regulation could restrict Bay National Corporation’s or Bay National Bank’s growth or cause Bay National Corporation or Bay National Bank to incur higher costs. Bay National Corporation and Bay National Bank operate in a highly regulated environment and are subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies. Banking regulations, designed primarily for the safety of depositors, may limit the growth of Bay National Bank and the return to investors by restricting activities such as the payment of dividends; mergers with, or acquisitions by, other institutions; investments; loans and interest rates; interest rates paid on deposits; and the creation of branch offices. Laws and regulations could change at any time, and changes could adversely affect Bay National Corporation’s and Bay National Bank’s business. In addition, the cost of compliance with regulatory requirements could adversely affect Bay National Corporation’s and Bay National Bank’s ability to operate profitably.

Bay National Bank's ability to compete may suffer if it cannot take advantage of technology to provide banking services or if its customers fail to embrace that technology. Bay National Bank’s business strategy relies less on customers' access to a large branch network and more on access to technology and personal relationships. Further, the market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and, tele-banking. Bay National Bank’s ability to compete successfully may depend on the extent to which Bay National Bank can take advantage of technological changes and the extent to which Bay National Bank’s customers embrace technology to complete their banking transactions.

Because we currently serve limited market areas, we could be more adversely affected by an economic downturn in our market areas than our larger competitors which are more geographically diverse. Currently, our primary market area is limited to the Baltimore metropolitan area and Maryland’s Eastern Shore. If either of these areas suffer an economic downturn, our business and financial condition may be severely affected. Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market areas.

If economic conditions deteriorate, our results of operations and financial condition could be adversely affected as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases. Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Because a significant portion of our loan portfolio is comprised of real estate related loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy also may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

Our profitability depends on interest rates and changes in monetary policy may impact us. Our results of operations depend to a large extent on our “net interest income,” which is the difference between the interest expense incurred in connection with our interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from our interest-earning assets, such as loans. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, are not predictable or controllable. In addition, competitive factors heavily influence the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable interest margin.

The costs of being a public company are proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 2. Description of Property

Baltimore

Our Baltimore offices are located at 2328 West Joppa Road, Lutherville, Maryland 21093. Currently, we lease space in the basement (1,429 square feet), the first floor (4,067 square feet) and the third floor (6,206 square feet) of this building. The basement space and 947 square feet of the first floor space are currently used for the Lutherville residential mortgage operation, 2,355 square feet of the first floor space is used for the Lutherville branch office, 765 square feet of the first floor is sublet and the third floor space is used for Bay National Corporation and Bay National Bank’s administrative offices. The current lease expires on February 28, 2010, and we have the right to extend the lease for one five-year term to February 28, 2015.

As of December 31, 2005, Bay National Corporation was paying rent of $339,096 per year, or $28,258 per month for all of the leased space in the building. For the March 2006 to February 2007 lease year, Bay National Corporation will pay annual rent of $349,268, or $29,106 per month. For each lease year thereafter, including any lease years during any renewal term, the yearly base rent will increase by three percent. The rent includes Bay National Corporation’s share of taxes and building operating costs.

Beginning November 15, 2004, Bay National Corporation sublet approximately 765 square feet of the space on the first floor for a term through December 31, 2006 at a monthly rent for the first year of $1,893, which amount increases at the rate of three percent per year. Upon the termination of the sublease on December 31, 2006, management expects that it will convert this space for use by Bay National Corporation and Bay National Bank in order to accommodate current and future growth.

The Landlord, Joppa Green II Limited Partnership, LLLP, is beneficially owned by the MacKenzie Companies. Gary T. Gill, who has been a director of Bay National Corporation and Bay National Bank since January 2003, is the president and chief executive officer of the MacKenzie Companies. See “Item 12 - Certain Relationships and Related Transactions.”

Salisbury

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

Bay National Corporation exercised its option to extend this lease which will now terminate on August 31, 2009, unless extended. During the new lease term, Bay National Corporation is paying monthly rent of approximately $2,292, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell. This property is owned by John R. Lerch, who has been a director of Bay National Corporation and Bay National Bank since their formation. See “Item 12 - Certain Relationships and Related Transactions.”

On September 1, 2002, Bay National Corporation entered into a lease agreement for Bay National Bank's Salisbury, Maryland mortgage division office, which is located at 318 East Main Street, Salisbury Maryland 21801. The leased space consists of two office suites totaling approximately 420 square feet. This lease, which became effective as of January 1, 2003, was for a term of one year with Bay National Corporation having the option to extend the term for one additional one-year renewal term. Bay National Corporation renewed the lease for an additional one year term effective as of January 1, 2004. During the initial lease term and the renewal term, Bay National Corporation paid monthly rent of $700. The lease expired on December 31, 2004 and reverted to a monthly rental arrangement. On January 1, 2005, Bay National Corporation obtained an additional 200 square feet in the same building. The total space of 620 square feet was rented on a month to month basis at a cost of $1,000 per month through November 2005 at which time the additional 200 square feet was returned to the landlord. The remaining 420 square feet is currently rented on a month to month basis at a cost of $700 per month. The landlord is responsible for all real estate taxes and utilities.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders of Bay National Corporation.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

As of March 22 , 2006, the number of holders of record of Bay National Corporation’s common stock was approximately 399. Bay National Corporation’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol "BANI.OB."

Bay National Corporation completed an initial public offering (“IPO”) of its common stock on April 30, 2000. Stock prices subsequent to the IPO are based upon limited trading on the OTCBB. The following table reflects the high and low sales information as reported on the OTCBB for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2005 Bid Price Range		2004 Bid Price Range
Quarter	Low	High	Low	High
1st	$13.20	$15.25	$10.10	$14.00
2nd	14.50	19.75	11.75	14.00
3rd	17.25	21.00	10.00	12.50
4th	18.80	23.00	10.50	13.25

To date, Bay National Corporation has not declared or paid any dividends on its common stock. Management anticipates that Bay National Corporation will retain all earnings, if any, in order to provide more funds to operate and expand Bay National Corporation’s business and, therefore, Bay National Corporation has no plans to pay any cash dividends at least until its profitability exceeds the level necessary to support capital growth in excess of regulatory capital needs. If Bay National Corporation decides to pay dividends in the future, its ability to do so will depend on the ability of Bay National Bank to pay dividends to Bay National Corporation. In addition, management would consider a number of other factors before deciding to pay dividends, including Bay National Corporation’s earnings prospects, financial condition and cash needs.

The amount of dividends that may be paid by Bay National Bank to Bay National Corporation depends on Bay National Bank's earnings and capital position and is limited by statute, regulations and regulatory policies. As a national bank, Bay National Bank may not pay dividends from its permanent capital. All cash dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all cash dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, Bay National Bank may not pay a dividend if, after paying the dividend, it would be “undercapitalized” as defined in the applicable regulations.

Recent Sales of Unregistered Securities

From July 13, 2004 to November 12, 2004, Bay National Corporation issued 55,000 shares of its common stock, $0.01 par value per share, at a purchase price of $10.00 per share, and received aggregate proceeds of $550,000. The shares were issued upon the exercise of outstanding warrants.

On September 10, 1999, Bay National Corporation issued warrants to purchase 56,250 shares of its common stock, $0.01 par value per share, to investors in its organizational offering. The warrants became exercisable on April 30, 2001 and expired on November 16, 2004. 1,250 of the warrants were not exercised prior to their expiration.

There were no underwriting discounts or commissions paid with respect to the issuance of the common stock upon exercise of the warrants. Bay National Corporation believes that the issuance of the shares of common stock upon exercise of the warrants was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The transaction was not conducted by any form of general solicitation or general advertising and, in connection with the transaction, Bay National Corporation is taking reasonable care to assure that the purchasers of the common stock upon exercise of the warrants are not underwriters within the meaning of Section 2(11) of the Securities Act by, among other things, placing appropriate restrictive legends on the share certificates.

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2005, 2004, 2003, 2002 and 2001
(dollars in thousands, except per share data)

	2005	2004	2003	2002	2001
Total assets	$209,966	$170,763	$122,328	$84,609	$47,026
Cash and due from banks	1,461	1,403	573	363	3,065
Federal funds sold and other overnight investments	6,033	16,709	17,487	11,753	6,488
Investment securities available for sale	1,540	1,544	1,548	948	-
Federal Reserve Bank stock	452	313	313	276	276
Federal Home Loan Bank stock	342	243	168	80	-
Loans, net	196,590	149,217	101,049	70,045	36,097
Deposits	182,573	153,927	108,531	76,079	38,139
Short-term borrowings	1,444	1,381	1,222	507	-
Note payable	-	1,250	-	-	-
Subordinated debt	8,000	-	-	-	-
Stockholders’ equity	16,214	13,419	12,067	7,610	8,602

Common shares outstanding	1,924,436	1,917,710	1,862,710	1,242,020	1,242,020
Book value per share	$8.43	$7.00	$6.48	$6.13	$6.93
Ratio of interest earning assets to interest bearing liabilities	126.38%	124.95%	127.61%	127.68%	134.86%
Stockholders’ equity as a percentage of assets	7.72%	7.86%	9.86%	8.99%	18.29%

SELECTED FINANCIAL RATIOS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, 2003, 2002 and 2001

Weighted average yield/rate on:	2005	2004	2003	2002	2001
Loans and loans held for sale	7.46%	5.89%	5.98%	6.52%	7.38%
Investments and interest bearing cash balances	2.27%	1.11%	.80%	1.36%	3.79%
Deposits and short-term borrowings	2.96%	2.17%	2.26%	2.84%	3.70%
Net interest spread	4.12%	3.14%	2.81%	2.80%	2.31%
Net interest margin	4.74%	3.60%	3.29%	3.43%	3.58%

SELECTED OPERATIONAL DATA
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, 2003, 2002 and 2001
(dollars in thousands, except per share data)

	2005	2004	2003	2002	2001
Interest income	$12,983	$7,624	$5,520	$3,486	$1,882
Interest expense	4,294	2,464	1,937	1,367	760
Net interest income	8,689	5,160	3,583	2,119	1,122
Provision for credit losses	1,179	560	415	405	377
Net interest income after provision for credit losses	7,510	4,600	3,168	1,714	745
Non-interest income	750	539	626	479	187
Non-interest expenses	6,171	4,337	3,786	3,185	2,548
Income (loss) before income taxes	2,089	802	8	(992)	(1,616)
Income tax benefit	655	-	-	-	-
Net income (loss)	$2,744	$802	$8	$(992)	$(1,616)

PER COMMON SHARE
Basic net income (loss) per share	$1.43	$.43	$.00	$(.80)	$(1.30)
Diluted net income (loss) per share	$1.37	$.41	$.00	$(.80)	$(1.30)
Average shares outstanding (Basic)	1,922,580	1,877,929	1,660,348	1,242,020	1,242,020
Average shares outstanding (Diluted)	2,002,225	1,936,693	1,682,905	1,242,020	1,242,020

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Bay National Corporation’s financial condition and results of operations should be read in conjunction with Bay National Corporation’s consolidated financial statements, the notes thereto and the other information included in this annual report.

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Parent") and its national bank subsidiary, Bay National Bank ("Bank"), (collectively the "Company"), as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003.

General

The Parent was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of the Bank. The Bank commenced operations on May 12, 2000.

The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company’s primary market areas are in the areas North of Baltimore and the areas surrounding Salisbury, Maryland, although the Company’s business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit with an emphasis on meeting the borrowing needs of small businesses. The Company’s target customers are small closely held businesses, business owners, professionals and high net worth individuals.

Overview

The Company continued a pattern of strong growth during the year ended December 31, 2005. This growth has resulted in improved operating results as compared to prior years. Key measurements for the year ended December 31, 2005 include the following:

•	Total assets at December 31, 2005 increased by 23.0% to $210.0 million as compared to $170.8 million as of December 31, 2004.

•	Net loans outstanding increased by 31.7% from $149.2 million as of December 31, 2004 to $196.6 million as of December 31, 2005.

•
At December 31, 2005, the Company had a borrower with nonperforming loans for which a $500,000 provision was established in the fourth quarter. We believe an appropriate allowance for credit losses continues to be maintained.

•	Deposits at December 31, 2005 were $182.6 million, an increase of $28.6 million or 18.6% from December 31, 2004.

•
On December 12, 2005, the Company participated in a private placement of $8 million of fixed interest rate trust preferred securities through a newly formed Delaware trust subsidiary, Bay National Capital Trust I. The Company used $2.2 million of the proceeds of the offering to repay in full the amount outstanding under its credit facility with another financial institution. The remaining proceeds will be used for general corporate purposes, including but not limited to supporting continued asset growth.

•
The Company realized net income of $2,744,330 for the year ended December 31, 2005. This compares to net income of $802,264 and $7,581 for the years ended December 31, 2004 and 2003, respectively. Included in the results of the year ended December 31, 2005 was an income tax benefit of $655,000 as we recognized our previously unrecorded net deferred income tax asset.

•
Net interest income, the Company’s main source of income, was $8.7 million for the year ended December 31, 2005 compared to $5.2 million and $3.6 million for the years ended December 31, 2004 and 2003, respectively. This represents increases of 68.4% and 142.5% over the two prior years.

•	Net loan recoveries were $11,134 for the year ended December 31, 2005. Net charge-offs since the inception of the Bank in 2000 were $4,961.

•
Non-interest income for the year ended December 31, 2005 increased by $211,746 or 39.3% as compared to the year ended December 31, 2004, primarily as a result of the addition of the Lutherville residential mortgage origination operation.

•	Non-interest expenses increased by $1,834,615 or 42.3% for the year ended December 31, 2005, as compared to the year ended December 31, 2004.

•	The market price of common shares ended the year at $21.00, up 58.5% from the closing price of $13.25 on December 31, 2004.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

OVERVIEW

The Company recorded net income of $2,744,330 for the year ended December 31, 2005. This compares to $802,264 reported for the year ended December 31, 2004, an improvement of $1,942,066. The Company reported its first annual profit of $7,581 for the year ended December 31, 2003. This significant improvement in results for the periods is due to the continued strong growth of the loan portfolio, as well as significant improvement in margins resulting from a rising interest rate environment.

Bay National Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second residential mortgage loans. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Lutherville mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the years ended December 31, 2005, 2004 and 2003, gains on the sale of mortgage loans totaled $512,047, $244,716 and $370,326, respectively.

The level of gains on the sale of mortgage loans has increased in 2005 due to the addition of the Lutherville origination operation, which focuses on construction and rehabilitation loans that will be modified to permanent financing upon completion of the project. The permanent financing is then sold in the secondary market. We believe that this type of residential lending is less sensitive to the fluctuation of interest rates.

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

The primary risk to the Company from this program is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. As of December 31, 2005, the Company held $15.5 million of these loans which were classified as held for sale. The Company expects that all of these loans will be purchased by the secondary market investor. The Company earned $751,803 of interest on this program during 2005 and $287,835 during 2004.

Management expects continued improvement in operating results as asset levels continue to grow. However, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the impact of interest rate changes, which can reduce margins, the continued success of the new Lutherville mortgage lending programs, and the volatility of existing mortgage loan production, which is sensitive to economic and interest rate fluctuations.

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

Interest income from loans and investments for the year ended December 31, 2005 was $12,982,706, compared to $7,623,564 and $5,520,068 for the years ended December 31, 2004 and 2003, respectively. The 70.3% increase over 2004, and the 135.2% increase over 2003, is directly related to the 27.8% increase in average interest earning assets from 2004, and the 68.7% increase in average interest earning assets from 2003. The change in interest income was also impacted by changes in average yields due to a rising interest rate environment in 2005 and 2004. The yields on these assets rose from 5.07% for the year ended December 31, 2003 to 5.31% for the year ended December 31, 2004 and to 7.08% for the year ended December 31, 2005.

The percentage of average interest-earning assets represented by loans was 92.5%, 88.0% and 82.5% for the years ended December 31, 2005, 2004, and 2003, respectively. For the year ended December 31, 2005, the average yield on the loan portfolio was 7.46%, as compared to 5.89% for the year ended December 31, 2004 and 5.98% for the year ended December 31, 2003. Loan yields have primarily increased as a result of thirteen 0.25% increases in the target federal funds rate, from 1.00% at June 25, 2003 to 4.25% effective December 13, 2005. As can be seen by the yields discussed above, these increases had a significant impact on the Company’s operating results. The timing and amount of the impact on loan yields of changes to the federal funds rates varies from period to period as a result of differences in the mix of fixed rate loans to variable rate loans at any point in time.

The average yield on the investment portfolio and other earning assets such as federal funds sold was 2.27% for the year ended December 31, 2005 as compared to 1.11% and 0.80% for the years ended December 31, 2004 and 2003, respectively. The fluctuations in the average yields were a direct result of the Federal Reserve actions discussed above as well as an increase in the holdings of Federal Reserve and Federal Home Loan Bank of Atlanta stocks, which pay dividend yields greater than the prevailing federal funds rate. The percentage of average interest-earning assets represented by investments was 7.5%, 12.0% and 17.5% for the years ended December 31, 2005, 2004, and 2003, respectively.

Interest expense from deposits and borrowings for the year ended December 31, 2005 was $4,294,146 compared to $2,464,209 and $1,936,726 for the years ended December 31, 2004 and 2003, respectively. The 74.3% increase over 2004 and the 121.7% increase over 2003 are directly related to the 27.5% increase in average interest-bearing liabilities from 2004 and the 69.2% increase in average interest-bearing liabilities from 2003. Interest expense was also impacted by changes in average rates paid due to the fluctuating interest rate environment. The average rates paid on these liabilities changed from 2.26% for the year ended December 31, 2003 to 2.17% for the year ended December 31, 2004 to 2.96% for the year ended December 31, 2005. Average rates paid increased during 2005 as a result of the rising interest rate environment during this period. Even though interest rates rose in 2004, management was able to delay raising rates, which is why average rates declined between 2003 and 2004. Management has observed pressure to increase rates paid on deposits as the target for the federal funds rate has risen. Management expects that this pressure will continue if rates continue to rise.

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

No tax equivalent adjustments were made and no income was exempt from federal income taxes. All average balances are daily average balances. The amortization of loan fees is included in computing interest income, however, such fees are not material.

Year Ended December 31, 2005
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$169,811,066	$12,671,707	7.46%
Investment securities	2,343,007	86,267	3.68
Federal funds sold and other overnight investments	11,340,021	224,732	1.98
Total Earning Assets	183,494,094	12,982,706	7.08%
Less: Allowance for credit losses	(2,064,604)
Cash and due from banks	1,328,362
Premises and equipment, net	708,549
Accrued interest receivable and other assets	900,832
Total Assets	$184,367,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$56,170,562	1,064,126	1.89%
Regular savings deposits	5,643,798	36,572.65
Time deposits	77,785,133	2,957,821	3.80
Short-term borrowings	3,630,729	115,810	3.19
Note payable	1,426,027	91,709	6.43
Subordinated debt	438,356	28,108	7.20
Total interest-bearing liabilities	145,094,605	4,294,146	2.96%
Net interest income and spread		$8,688,560	4.12%
Non-interest-bearing demand deposits	24,032,958
Accrued expenses and other liabilities	884,689
Stockholders’ equity	14,354,981
Total Liabilities and Stockholders’ Equity	$184,367,233

Interest and fee income/earning assets	7.08%
Interest expense/earning assets	2.34
Net interest margin	4.74%

Return on Average Assets	1.49%
Return on Average Equity	19.12%
Average Equity to Average Assets	7.79%

Year Ended December 31, 2004
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$126,212,414	$7,431,368	5.89%
Investment securities	2,038,432	45,173	2.22
Federal funds sold and other overnight investments	15,232,288	147,023	0.97
Total Earning Assets	143,483,134	7,623,564	5.31%
Less: Allowance for credit losses	(1,473,985)
Cash and due from banks	909,590
Premises and equipment, net	641,550
Accrued interest receivable and other assets	534,261
Total Assets	$144,094,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$46,627,122	509,308	1.09%
Regular savings deposits	4,363,244	28,396	0.65
Time deposits	61,184,843	1,901,183	3.11
Short-term borrowings	1,475,148	19,020	1.29
Note payable	129,098	6,302	4.88
Subordinated debt	-	-	-
Total interest-bearing liabilities	113,779,445	2,464,209	2.17%
Net interest income and spread		$5,159,355	3.14%
Non-interest-bearing demand deposits	17,391,401
Accrued expenses and other liabilities	515,639
Stockholders’ equity	12,408,055
Total Liabilities and Stockholders’ Equity	$144,094,550

Interest and fee income/earning assets	5.31%
Interest expense/earning assets	1.71
Net interest margin	3.60%

Return on Average Assets	0.56%
Return on Average Equity	6.47%
Average Equity to Average Assets	8.61%

Year Ended December 31, 2003
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$89,721,871	$5,367,997	5.98%
Investment securities	1,833,052	37,317	2.04
Federal funds sold and other overnight investments	17,238,474	114,754	0.67
Total Earning Assets	108,793,397	5,520,068	5.07%
Less: Allowance for credit losses	(1,090,526)
Cash and due from banks	903,675
Premises and equipment, net	689,080
Accrued interest receivable and other assets	396,583
Total Assets	$109,692,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$33,884,963	381,985	1.13%
Regular savings deposits	2,997,371	20,532	0.69
Time deposits	47,675,682	1,522,525	3.19
Short-term borrowings	1,172,658	11,684	1.00
Subordinated debt	-	-	-
Total interest-bearing liabilities	85,730,674	1,936,726	2.26%
Net interest income and spread		$3,583,342	2.81%
Non-interest-bearing demand deposits	13,158,325
Accrued expenses and other liabilities	386,732
Stockholders’ equity	10,416,478
Total Liabilities and Stockholders’ Equity	$109,692,209

Interest and fee income/earning assets	5.07%
Interest expense/earning assets	1.78
Net interest margin	3.29%

Return on Average Assets	-%
Return on Average Equity	-%
Average Equity to Average Assets	9.50%

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

	Year ended December 31,
	2005 vs. 2004 Due to variances in
	Total	Rates	Volumes	Rate/ Volume
Interest earned on:
Loans and loans held for sale	$5,240,339	$1,986,904	$2,567,082	$686,353
Investment Securities	41,094	29,880	6,749	4,465
Federal funds sold and other overnight investments	77,709	154,844	(37,568)	(39,567)
Total interest income	5,359,142	2,171,628	2,536,263	651,251

Interest paid on:
Interest-bearing demand deposits	554,818	374,022	104,243	76,553
Regular savings deposits	8,176	(122)	8,334	(36)
Time deposits	1,056,638	425,403	515,817	115,418
Short-term borrowings	96,790	28,033	27,793	40,964
Note payable	85,407	2,001	63,310	20,096
Subordinated debt	28,108	-	-	28,108
Total interest expense	1,829,937	829,337	719,497	281,103

Net interest earned	$3,529,205	$1,342,291	$1,816,766	$370,148

	Year ended December 31,
	2004 vs. 2003 Due to variances in
	Total	Rates	Volumes	Rate/ Volume
Interest earned on:
Loans and loans held for sale	$2,063,371	$(85,187)	$2,183,204	$(34,646)
Investment Securities	7,856	3,305	4,181	370
Federal funds sold and other overnight investments	32,269	51,633	(13,355)	(6,009)
Total interest income	2,103,496	(30,249)	2,174,030	(40,285)

Interest paid on:
Interest-bearing demand deposits	127,323	(11,860)	143,642	(4,459)
Regular savings deposits	7,864	(1,025)	9,356	(467)
Time deposits	378,658	(41,109)	431,416	(11,649)
Short-term borrowings	7,336	3,436	3,014	886
Note payable	6,302	-	-	6,302
Subordinated Debt	-	-	-	-
Total interest expense	527,483	(50,558)	587,428	(9,387)

Net interest earned	$1,576,013	$20,309	$1,586,602	$(30,898)

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $1,178,866 for the year ended December 31, 2005, as compared to $559,596 for the year ended December 31, 2004, and $415,000 for the year ended December 31, 2003. The provisions for each year were the direct result of growth in loan balances outstanding in all segments of the portfolio. In addition, the provision for 2005 was higher than the prior years due to the fact that the Company established a reserve of approximately $88,000 against loans held for sale to reflect the additional risk associated with loans originated through a third party mortgage company and an additional $500,000 provision was established in the fourth quarter of 2005 as a result of the downgrading of one credit. For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

NON-INTEREST INCOME

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges and cash management fees. For the year ended December 31, 2005, the Company realized non-interest income in the amount of $750,593 as compared to $538,847 and $625,263 for the years ended December 31, 2004 and 2003, respectively.

Gains on the sale of mortgage loans of $512,047 represented 68.22% of non-interest income for the year ended December 31, 2005. This compares to gains on the sale of mortgage loans of $244,716 or 45.42% of total non-interest income for the year ended December 31, 2004 and $370,326 or 59.23% of total non-interest income for the year ended December 31, 2003. The level of gains on the sale of mortgage loans has increased because the Company added additional residential construction and mortgage capabilities with the opening of the Lutherville mortgage operation in February 2005. This was achieved through the hiring of a team of eight individuals, including originators, processors and servicers who have extensive experience in the industry and the Company’s market area. It is expected that these additional capabilities will increase future levels of gains on the sale of mortgage loans, while also providing interest and fee income on construction loans. However, additional increases in interest rates, or a slow down in the housing market, could impact the Company’s ability to generate non-interest income associated with mortgage loan production.

Service charges on deposit accounts totaled $188,276 for the year ended December 31, 2005, as compared to $237,980 and $212,787 for the years ended December 31, 2004 and 2003, respectively. The decreases of 20.9% over 2004 and 11.5% over 2003 can be directly attributed to a decline in analysis fees charged on commercial deposit accounts. This decline occurred as the rate used for the calculation of analysis credits increased in conjunction with the increase in the target federal funds rate discussed earlier. Analysis credits are fee reductions provided based upon the analysis credit rate and the average balance of the account subject to analysis fees.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

NON-INTEREST EXPENSE

The components of non-interest expense were as follows:

	Years Ended December 31,
	2005	2004	2003
Salaries and employee benefits	$3,627,630	$2,442,774	$2,115,351
Occupancy expenses	420,866	312,550	259,719
Furniture and equipment expenses	304,132	255,547	215,254
Legal and professional fees	154,476	175,757	158,406
Data processing and other outside services	655,726	582,396	536,433
Advertising and marketing related expenses	445,482	212,237	210,289
Other expenses	562,645	355,081	290,572
Total non-interest expenses	$6,170,957	$4,336,342	$3,786,024

2005 compared to 2004

Non-interest expense for the year ended December 31, 2005 totaled $6,170,957 compared to $4,336,342 for the year ended December 31, 2004. The increase of $1,834,615, or 42.3%, was primarily due to increases in salaries and employee benefit expenses, occupancy expenses, data processing and other outside services, advertising and marketing related expenses, furniture and equipment expenses and other expenses.

Salaries and benefits increased by $1,184,856 or 48.5% as a result of staffing growth related to the addition of the Lutherville mortgage operation as well as staffing to increase marketing efforts, manage the growth of the loan and deposit portfolios and support increased operational volume. Occupancy expenses increased by $108,316, or 34.7%, due in part to scheduled rent increases and increased rental expenses associated with new space obtained to facilitate the expansion of the Company’s corporate offices and to accommodate the new Lutherville mortgage lending group.

The $73,330, or 12.6%, increase in data processing and other outside services resulted from increased data and item processing costs paid to external service providers. The costs include one-time expenses of approximately $45,000 incurred in conjunction with the Bank’s planned change of core processors that occurred in May 2005, approximately $24,000 of recruiting fees paid to hire additional staff, and approximately $8,000 of systems support costs incurred to facilitate network infrastructure changes required for a bank processing system upgrade. The costs associated with purchasing additional hardware and software to support increased staffing were offset by savings on the new core processing contract, which provides for lower unit costs on a volume driven pricing structure.

The $48,585, or 19.0%, increase in furniture and equipment expenses is related to increased costs associated with expanded staffing and facilities. Advertising and marketing related expenses increased $233,245, or 109.9%, which was related to an increase in the number of marketing events conducted and the number of business development professionals as well as a total of $125,000 increase in funds set aside for charitable contributions to the Baltimore Community Foundation Donor Advised Fund and the Community Foundation of the Eastern Shore Donor Advised Fund established by the Bank. The increase of $186,283, or 35.1%, in all other expenses relates to various costs associated with the increased size and complexity of the Company.

The banking industry utilizes the “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before the loan loss provision and non-interest income. The Company’s efficiency ratio was 65.4% for the year ended December 31, 2005 compared to 76.1% for the year ending December 31, 2004. The improved ratio from the prior year was driven by strong revenue growth and prudent management of the Company’s cost structure.

The rate of increase in non-interest expenses is substantially less than the 68.4% increase in net interest income for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Management believes this indicates that the Company is continuing to effectively leverage its cost structure to generate profitable growth. While management expects that the ongoing growth of the Company's customer base will continue to require additional staffing in order to appropriately service customers and manage the business effectively, management believes that additional growth in the customer base can continue to be accomplished without proportionate increases in these costs.

Substantially all of the occupancy costs are paid to directors of Bay National Corporation or entities controlled by directors of Bay National Corporation. Management believes that the terms of these leases are at least as favorable as could be obtained from independent third parties. However, management has not conducted a recent market analysis to confirm this fact. For a discussion of the terms of the leases with these persons, see “Item 12 - Certain Relationships and Related Transactions.”

2004 compared to 2003

Non-interest expense for the year ended December 31, 2004 totaled $4,336,342 compared to $3,786,024 for the year ended December 31, 2003. The increase of $550,318, or 14.54%, was primarily due to increases in salaries and employee benefit expenses, occupancy expenses, data processing and other outside services, furniture and equipment expenses and other expenses.

Salaries and benefits increased by $327,423 or 15.48% as a result of staffing growth initiated to increase marketing efforts, manage the growth of the loan and deposit portfolios and support increased operational volume. Occupancy expenses increased by $52,831, or 20.34% due in part to scheduled rent increases as well as a reduction in sublease income of approximately $10,900 due to expansion of the Company’s corporate office into previously sublet space and $20,400 of rental expenses associated with new space obtained to facilitate the expansion of the Company’s corporate offices. The $45,963, or 8.57%, increase in data processing and other outside services resulted from increased data and item processing costs paid to external service providers. These costs are volume-driven based upon the number of customer accounts and related transaction volume. As a result, these costs increase with the growth of the Company. The $40,293, or 18.72%, increase in furniture and equipment expenses is related to increased costs associated with expanded staffing and facilities. The increase of $83,808, or 12.71%, in all other expenses relates to various costs associated with the increased size and complexity of the Company.

The Company’s efficiency ratio was 76.10% for the year ended December 31, 2004 compared to 89.96% for the year ending December 31, 2003. The improved ratio from the prior year was driven by strong revenue growth and prudent management of the Company’s cost structure.

INCOME TAXES

For the year ended December 31, 2005, the Company will be required to pay income taxes for the first time in its brief history. The Company incurred a current income tax liability of $428,000 for the year ended December 31, 2005.

For financial reporting purposes, taxable income for the years ended December 31, 2004 and 2003 was offset by the Company’s net operating loss carryforwards available in those years. The 2005 liability was offset by the recognition of a deferred tax asset of $1,083,000, resulting in a net tax benefit of $655,000 for the year ended December 31, 2005.

The use of the net operating loss carryforward and the recognition of net deferred income tax assets had a positive effect on 2005 earnings. In subsequent periods, the Company will begin to record income tax expense at the statutory rate. Prior to 2005, the Company had not recorded any income tax expense or benefit. Recognizing income tax expense in future periods will have a detrimental effect on reported earnings.

At December 31, 2005, the Company continues to have approximately $886,000 of Maryland net operating loss carryforwards (a possible net tax benefit on $62,000) for the unconsolidated state tax return for Bay National Corporation. Unless Bay National Corporation generates income from its own operations (i.e., unrelated to Bay National Bank), these operating loss carryforwards will expire in 2019 and 2020.

Financial Condition

COMPOSITION OF THE BALANCE SHEET

Total assets of the Company were $209,966,335 as of December 31, 2005, compared to total assets of $170,763,474 as of December 31, 2004. This represents growth of approximately $39.2 million, or 23%, since December 31, 2004. The growth in assets was funded by growth in deposits, earnings and issuance of $8.0 million in subordinated debt. Deposits at December 31, 2005 were $182,573,086 as compared to deposits of $153,927,042 at December 31, 2004. Deposit growth resulted from the marketing efforts of officers and directors of the Bank and the use of two Internet based listing services for certificates of deposit. Management has set the interest rates paid on deposits to be competitive in the market and has continued to increase marketing activities throughout the year.

As of December 31, 2005, loans including loans held for sale (net of a $3,000,000 allowance for credit losses), totaled $196,589,961. This represents an increase of $47,373,362, or 31.7%, from December 31, 2004. The composition of the loan portfolio as of December 31, 2005 was approximately $75.6 million of commercial loans (excluding real estate loans), $2.9 million of consumer loans and $103.6 million of real estate loans excluding $17,509,064 of mortgage loans held for sale. The composition of the loan portfolio as of December 31, 2004 was approximately $73.8 million of commercial loans (excluding real estate loans), $2.2 million of consumer loans and $65.4 million of real estate loans excluding $9,613,162 of mortgage loans held for sale. Growth in the loan portfolio is a direct result of the addition of the Lutherville mortgage group as well as the marketing efforts of bank employees, members of the Board of Directors and the Baltimore and Salisbury Advisory Boards. The mix of loans shifted to a higher concentration in real estate as a result of the Lutherville mortgage group’s production and the strength of the overall real estate market. -

The Company continues to emphasize prudent growth through the hiring of experienced commercial lenders and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

Funds not extended in loans are held in cash and due from banks, and various investments including federal funds sold and other overnight investments, United States Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled $9,828,447 as of December 31, 2005 compared to $20,212,538 as of December 31, 2004. Other than the investments in Federal Reserve Bank stock and Federal Home Loan Bank stock, totaling $794,440 and $556,090 at December 31, 2005 and 2004, respectively, all investments have maturities of 90 days or less. The Treasury securities are used to collateralize repurchase agreements which are classified as short-term borrowings under which $916,158 and $1,381,000 were outstanding as of December 31, 2005 and December 31, 2004, respectively. Management has made a decision to maintain liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio.

As of December 31, 2004, the Company had borrowed $1,250,000 under a $5 million, three-year unsecured non-revolving credit facility executed on September 28, 2004 with another financial institution. Borrowings under the credit facility were used to provide regulatory capital to the Bank. The loan bore interest at the prime rate as offered by the financial institution. On December 12, 2005, the Company used $2.2 million of proceeds from the private placement of $8 million of fixed interest rate trust preferred securities to repay in full the amount outstanding under its credit facility with this financial institution. The trust preferred securities bear interest at a rate of 7.2% and mature on February 23, 2036. These securities are redeemable at the Company’s option at par beginning on February 23, 2011. The remaining proceeds will be used for general corporate purposes including supporting asset growth.

Total capital at December 31, 2005 was $16,214,078 as compared to $13,418,764 at December 31, 2004. The increase in capital is primarily a result of the positive operating results for the year ended December 31, 2005.

COMPOSITION OF LOAN PORTFOLIO

Because yields on loans typically exceed the yields on investments, the Company’s business strategy is to continue to increase the overall level of loans, as well as maintain a relatively high percentage of loans to total earning assets. Increasing loans and loans as a percentage of total earning assets will maximize the net interest margin. As of December 31, 2005 and 2004, loans represented 95.98% and 89.19% of total earning assets, respectively.

The following table sets forth the composition of the principal balances of the Company's loan portfolio as of December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

	2005	2004	2003	2002	2001
Real Estate - Home Equity Line of Credit	$21,067,964	$24,548,506	$16,078,166	$9,960,943	$5,641,198
Real Estate - Construction	25,719,603	12,968,251	8,101,017	3,700,389	2,230,067
Real Estate - Mortgage	56,757,096	27,854,130	13,687,709	7,816,997	2,448,595
Loans Held for Sale	17,509,064	9,613,162	923,825	2,818,500	682,000
Commercial	75,626,825	73,836,994	61,868,002	42,566,165	23,488,566
Consumer	2,909,409	2,205,556	1,657,081	4,033,767	2,053,629
Total Loans	$199,589,961	$151,026,599	$102,315,800	$70,896,761	$36,544,055

The following table sets forth the percentages of loans in each category for the Company's loan portfolio as of December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

	2005	2004	2003	2002	2001
Real Estate - Home Equity Line of Credit	10.55%	16.25%	15.71%	14.05%	15.44%
Real Estate - Construction	12.89	8.59	7.92	5.22	6.10
Real Estate - Mortgage	28.44	18.44	13.38	11.03	6.70
Loans Held for Sale	8.77	6.37	.90	3.97	1.87
Commercial	37.89	48.89	60.47	60.04	64.27
Consumer	1.46	1.46	1.62	5.69	5.62
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table sets forth the maturity distribution for the Company's loan portfolio at December 31, 2005. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years
Real Estate - Home Equity Line of Credit	$21,067,964	$-	$-	$-
Real Estate - Construction	22,692,415	3,027,188	-	-
Real Estate - Mortgage	44,345,737	5,434,758	6,161,436	815,165
Loans Held for Sale	17,509,064	-	-	-
Commercial	62,423,877	8,406,625	4,619,805	176,518
Consumer	2,796,489	101,441	11,479	-
Total	$170,835,546	$16,970,012	$10,792,720	$991,683

Fixed interest rate	$37,968,824	$16,970,012	$10,792,720	$991,683
Variable interest rate	115,357,658	-	-	-
Loans Held for Sale	17,509,064	-	-	-
Total	$170,835,546	$16,970,012	$10,792,720	$991,683

The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

The Company's loan portfolio composition as of December 31, 2005 reflects a 57.80% concentration in variable rate loans. Loans held for sale total $17,509,064 or 10.25% of the Company's loan portfolio. Fixed rate loans total $66,723,239 or 33.43% of the Company's loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. Loans held for sale are expected to be sold in three months or less and as a result are not materially impacted by interest rate fluctuations. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and, if rates were to fall, the interest earned would decline. See "Liquidity and Interest Rate Sensitivity."

The officers and directors of the Company had outstanding loans from the Bank of $8,059,647 at December 31, 2005 and $5,828,095 at December 31, 2004. All loans made to officers and directors are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT RISK MANAGEMENT

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The Company charges the provision for credit losses to earnings to maintain the total allowance for credit losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Company’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). The Company charges losses on loans against the allowance when it is believed that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

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

The allowance for credit losses as of December 31, 2005 and December 31, 2004 was $3,000,000 and $1,810,000, respectively. The amount equates to 1.50% and 1.20% of outstanding loans, including loans held for sale, as of December 31, 2005 and 2004, respectively. The increased percentage was due to the fact that the Company established a reserve of approximately $88,000 against loans held for sale to reflect the additional risk associated with loans originated through a third party mortgage company and an additional $500,000 provision established in the fourth quarter of 2005 as a result of the downgrading of one credit. Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The following table represents an analysis of the activity in the allowance for credit losses for the periods presented:

	2005	2004	2003	2002	2001
Balance at beginning of year	$1,810,000	$1,266,500	$851,500	$447,000	$70,000
Provision for credit losses	1,178,866	559,596	415,000	404,500	377,000
Loan charge-offs
Commercial	-	(15,222)	-	-	-
Consumer	-	(2,134)	-	-	-
Loan recoveries
Commercial	11,134	1,260	-	-	-
Net recoveries (charge-offs)	11,134	(16,096)	-	-	-
Balance at end of year	$3,000,000	$1,810,000	$1,266,500	$851,500	$447,000

The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above for the periods presented:

	Amount
	2005	2004	2003	2002	2001
Real Estate - Home Equity Line of Credit	$106,986	$122,918	$80,370	$52,720	$30,987
Real Estate - Construction	347,092	150,346	86,252	33,961	23,551
Real Estate - Mortgage	306,577	179,798	133,109	84,548	27,069
Loans Held for Sale	87,545	48,066	-	-	-
Commercial	2,046,219	1,279,472	954,623	626,699	244,308
Consumer	10,275	11,032	10,324	26,256	8,811
Unallocated	95,306	18,368	1,822	27,316	112,274
Total Allowance	$3,000,000	$1,810,000	$1,266,500	$851,500	$447,000

The unallocated portion of the allowance for credit losses increased in 2005. This occurred because the Company calculates an overall reserve level while the underlying portfolio experienced a moderate shift in the mix of loans by risk grade. The shift in the mix of loans by risk grade is a normal result of the addition of new loans, the decrease in balances of more mature loans and the ongoing reassessment of all loans.

The following table sets forth the percentages of loans in each category for the Company's loan portfolio as of December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

	2005	2004	2003	2002	2001
Real Estate - Home Equity Line of Credit	10.55%	16.25%	15.71%	14.05%	15.44%
Real Estate - Construction	12.89	8.59	7.92	5.22	6.10
Real Estate - Mortgage	28.44	18.44	13.38	11.03	6.70
Loans Held for Sale	8.77	6.37	.90	3.97	1.87
Commercial	37.89	48.89	60.47	60.04	64.27
Consumer	1.46	1.46	1.62	5.69	5.62
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

Management performs reviews of all delinquent loans. Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on non-accrual loans only when received. As of December 31, 2005 and 2004, the Company did not have any non-accrual loans.

Any property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. Upon foreclosure, the Company generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis with external inspections on at least a quarterly basis. As of December 31, 2005, and December 31, 2004, the Company held no real estate acquired as a result of foreclosure.

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

The Company had no impaired loans as of December 31, 2004, 2003, 2002 and 2001, respectively. As of December 31, 2005, the Company, based on information obtained subsequent to year-end, deemed loans to one borrower, with a net principal balance of $1,708,874, as impaired due to the obligor’s financial difficulties. Accordingly, a $500,000 provision against the allowance for credit losses was established in the fourth quarter of 2005 for the downgrading of this credit. A loan to this borrower, with a net principal balance of $1,238,041, was classified as non-accrual as of January 1, 2006, the amount of accrued interest being considered immaterial. The Company has subsequently received approximately $537,000 that was applied against this loan and full payment on a related loan, resulting in a net principal balance of $700,237. Collection of the remainder is uncertain. Management believes that the allowance for credit losses is adequate.

INVESTMENT PORTFOLIO

The Company has chosen to invest its available funds primarily in federal funds sold and other overnight investments. As a result, investment securities as of December 31, 2005, consisted of $452,340 of Federal Reserve Bank stock, $342,100 of Federal Home Loan Bank stock and $1,540,386 of U.S. Treasury securities which mature within three months. Investment securities for the year ended December 31, 2004, consisted of $312,690 of Federal Reserve Bank stock, $243,400 of Federal Home Loan Bank stock and $1,544,496 of U.S. Treasury securities which matured within three months. Investment securities for the year ended December 31, 2003 consisted of $312,690 of Federal Reserve Bank stock, $168,400 of Federal Home Loan Bank stock and $1,547,798 of U.S. Treasury securities which matured within three months.

Management has made the decision to maintain its available funds in highly liquid assets because it wishes to ensure that funds are readily available to fund the growth of the loan portfolio. Management believes that this strategy will allow the Company to maximize interest margins while maintaining appropriate levels of liquidity to fund loan growth.

SOURCES OF FUNDS

General

Deposits, short-term borrowings in the form of repurchase agreements, short-term borrowings under secured and unsecured lines of credit, borrowings under the subordinated debt, scheduled amortization and prepayment of loans, funds provided by operations and capital are the current sources of funds utilized by the Company for lending and investment activities, and other general business purposes.

Deposits

The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit.

The following table sets forth the composition of the Company's deposits as of December 31, 2005 and December 31, 2004:

	2005		2004
Demand Deposits	$61,057,678	33.44%	$52,121,451	33.86%
Savings	9,215,092	5.05	5,255,422	3.41
Money Market and sweep	19,411,421	10.63	28,304,367	18.39
Certificates of deposit	92,888,895	50.88	68,245,802	44.34
Total deposits	$182,573,086	100.00%	$153,927,042	100.00%

The mix of deposits has remained relatively steady from year to year. The decrease in the percentage of deposits represented by money market and sweep accounts is due primarily to a decrease in balances held for one large customer, as well as movement of funds to certificates of deposit as depositors seek higher yields.

Of the total deposits at December 31, 2005, $12.0 million, or 6.56%, were related to two customers in one industry and a third customer in another industry as compared to $16.6 million, or 10.79%, at December 31, 2004. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.

The following table sets forth the maturity distribution for the Company's deposits at December 31, 2005. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years
Demand deposits	$61,057,678	$-	$-	$-
Savings	9,215,092	-	-	-
Money Market and sweep	19,411,421	-	-	-
Certificates of deposit	49,419,719	26,427,778	17,041,398	-
Total	$139,103,910	$26,427,778	$17,041,398	$-

Certificates of deposit in amounts of $100,000 or more, and their remaining maturities at December 31, 2005, are as follows:

Three months or less	$4,374,777
Over three months through six months	11,163,966
Over six months through twelve months	6,400,569
Over twelve months	15,072,324
Total	$37,011,636

The market in which the Company operates is very competitive and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of December 31, 2005, the Company had outstanding certificates of deposit of approximately $33.8 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services. These certificates of deposit were issued with an average yield of 4.10% and an average term of 28 months. Included in the $33.8 million of Internet-originated certificates of deposit is one certificate of deposit in the amount of $97,296 that has been classified as a “Brokered Deposit” for bank regulatory purposes. This “Brokered Deposit” was issued with a yield of 2.75% and matures in October 2006. As of December 31, 2004, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services was approximately $29 million, of which $394,666 were classified as “Brokered Deposits.” The Company has never paid broker fees for deposits and has not accepted any new “Brokered Deposits” since August 2002.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit and all but $5.0 million of deposits from the three large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $141,825,926 as of December 31, 2005, up 25.05% from $113,412,507 as of December 31, 2004. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Borrowings.

On September 28, 2004, the Company entered into a five million, three year unsecured non-revolving credit facility with Drovers Bank of York, Pennsylvania, a division of Fulton Bank. The loan paid interest at the prime rate as offered by Drovers Bank. The credit facility was scheduled to expire on September 28, 2007, at which time all outstanding amounts under the credit facility, including accrued but unpaid interest, would have become due and payable. The Company had the option to repay interest and principal under the credit facility at any time without premium or penalty.

In December 2005, the Company used $2.2 million of the proceeds from the private placement of $8 million of fixed interest rate trust preferred securities to repay in full the amount outstanding under its credit facility with Drovers Bank as further described below.

On December 12, 2005, the Company participated in a private placement of $8 million of fixed interest rate trust preferred securities (the “Trust Preferred Securities”), through a newly formed Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Trust was formed for the purpose of issuing the Trust Preferred Securities and all of its common securities are owned by the Company. The Company purchased the common securities from the Trust for $248,000. In accordance with provisions of FIN46, the financial position and results of operations are not included in the Company’s consolidated financial position and results of operations.

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities, the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity. The interest expense on Trust Preferred Securities was $28,108 in 2005. The Debt Securities mature on February 23, 2036, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence of certain adverse tax events. Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

The Parent is required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which Bay National Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment.

The Debt Securities are subordinated to the prior payment of other indebtedness of the Company that, by its terms, are not similarly subordinated. Although the Debt Securities are recorded as a liability on the Company’s balance sheet, for regulatory purposes, the Debt Securities are being treated as Tier 1 or Tier 2 capital under regulatory capital guidelines issued by the Federal Reserve Board.

Short-term borrowings as of December 31, 2005 consist of advances under unsecured Federal Funds lines of credit of $528,000 and repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of the repurchase agreements. The outstanding balance of repurchase agreements decreased from $1,381,000 at December 31, 2004 to $916,158 at December 31, 2005, due to decreases in the balance of available funds for customers participating in this program.

As of December 31, 2005, the Company maintained commitments for a total of $9.0 million of borrowing availability under unsecured Federal Funds lines of credit with three separate financial institutions. The Company also had approximately $21.0 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2005.

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

The measurement of the Company’s interest rate sensitivity, or "gap," is one of the principal techniques used in asset/liability management. The interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments, and instruments which are approaching maturity.

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2005, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years		Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$6,032,952	2.90%	$6,032,952	$-	$-		$-
Loans held for sale	17,509,064	8.42	17,509,064	-	-		-
Investment securities available for sale	1,540,386	0.74	1,540,386	-	-		-
Loans - Variable rate	115,357,658	55.47	115,357,658	-	-		-
Loans - Fixed rate	66,723,239	32.09	3,978,062	33,990,762	27,762,732		991,683
Other earning assets	794,440	0.38	-	-	-		794,440
Total interest-earning assets	$207,957,739	100.00%	$144,418,122	$33,990,762	$27,762,732		$1,786,123

Interest-bearing liabilities
Deposits - Variable rate	$62,215,434	37.81%	$62,215,434	$-	$-		$-
Deposits - Fixed rate	92,888,895	56.45	8,127,549	41,192,170	43,569,176		-
Short-term borrowings	9,444,158	5.74	1,444,158	-	-		8,000,000
Total interest-bearing liabilities	$164,548,486	100.00%	$71,787,141	$41,192,170	$43,569,176		$8,000,000

Periodic repricing differences
Periodic gap			$72,630,981	$(7,201,408)	$(15,806,444	) $	(6,213,877)
Cumulative gap			$72,630,981	$65,429,573	$49,623,129		$43,409,252

Ratio of rate sensitive assets to rate sensitive liabilities			201.18%	82.52%	63.72%		22.33%

The Company has 66.79% of its interest-earning assets and 38.69% of its interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $65,429,573 in the categories of items maturing or repricing within 12 months comprises the majority of the overall gap. This gap is generally reflective of the Company’s emphasis on originating variable rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from rising market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate loans and short-term fixed rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed rate loans and/or investments when, in management’s judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposit maturity difficult.

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

The Company’s primary sources of funds are deposits, short-term borrowings in the form of repurchase agreements, borrowings under the Federal funds and Federal Home Loan Bank credit facilities, scheduled amortization and prepayment of loans, funds provided by operations and capital. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of December 31, 2005, the Company had $1,460,669 in cash and due from banks, $6,032,952 in federal funds sold and other overnight investments and $1,540,386 in three-month U.S. Treasury Securities. As of December 31, 2004, the Company had $1,403,424 in cash and due from banks, $16,708,528 in federal funds sold and other overnight investments and $1,544,496 in three-month U.S. Treasury Securities.

The decline in the overall level of liquid assets is the result of an ongoing effort by management to maximize net interest margins by utilizing liquidity to fund loans. This is made possible by preserving available liquidity in the Federal funds and Federal Home Loan Bank credit facilities. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

During 2005, the Company maintained commitments for a total of $9.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $21 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2005. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

The Company has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. The Company will seek to retain maturing certificates of deposit, when necessary, by offering competitive rates.

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

Outstanding loan commitments and lines and letters of credit at December 31 of 2005 and 2004 are as follows:

	2005	2004
Loan commitments	$21,577,585	$9,867,893
Unused lines of credit	41,317,927	40,423,986
Letters of credit	2,754,383	1,578,379

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

In general, loan commitments, lines of credit and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. Each customer’s credit-worthiness and the collateral required are evaluated on a case-by-case basis.

The increase in the overall level of loan commitments and unused lines of credit as of December 31, 2005 as compared to loan commitments and unused lines of credit as of December 31, 2004, is a direct result of the same marketing activities that resulted in the 32.2% increase in outstanding loans.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date.

	Within one year	One to three years	Three to five years	Over five years
Deposits without a stated maturity(a)	$89,689,099	$-	$-	$-
Certificates of deposit(a)	49,776,317	26,427,778	17,041,398	-
Other borrowings	1,444,158	-	-	8,000,000
Operating leases	375,073	781,740	461,745	-
Purchase obligations	313,732	362,166	301,805	-
Total	$141,598,379	$27,571,684	$17,804,948	$8,000,000

(a)	Includes accrued interest payable.

The Company's operating lease obligations represent short and long-term lease and rental payments for facilities. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts and accounts payable for goods and services received through December 31, 2005.

CAPITAL RESOURCES

The Company had stockholders’ equity at December 31, 2005 of $16,214,078 as compared to $13,418,764 at December 31, 2004. The increase in capital is a result of the positive operating results. The Company has declared no cash dividends since its inception.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2005.

The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2005, and 2004. For a discussion of these capital requirements, see "Item 1 Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines."

December 31, 2005
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$21,668,568	10.21%	$16,675,000	8.00%	$20,843,000	10.00%
Tier I Capital (to Risk Weighted Assets):	18,668,568	8.96%	8,337,000	4.00%	12,506,000	6.00%
Tier I Capital (to Average Assets):	18,668,568	9.15%	6,124,000	3.00%	10,206,000	5.00%

December 31, 2004
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$16,242,797	10.32%	$12,592,000	8.00%	$15,740,000	10.00%
Tier I Capital (to Risk Weighted Assets):	14,432,797	9.17%	6,296,000	4.00%	9,444,000	6.00%
Tier I Capital (to Average Assets):	14,432,797	8.98%	4,821,000	3.00%	8,034,000	5.00%

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of December 31, 2005 and December 31, 2004, respectively:

	December 31, 2005	December 31, 2004
Total deposits	$182,573,086	$153,927,042
National market certificates of deposit	(33,765,135)	(28,908,592)
Variable balance accounts (3 customers in 2005 and 2004)	(11,982,025)	(16,605,943)
Portion of variable balance accounts considered to be core	5,000,000	5,000,000
Core deposits	$141,825,926	$113,412,507

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

The allowance for credit losses represents management's best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors: prior loss experience of the Company and peer institutions; current economic conditions; review of the ongoing financial conditions of borrowers; and the views of the Company’s regulators and the firm that conducts an annual independent loan review. Determining the amount of the allowance for credit losses is considered a critical accounting estimate because it requires significant estimates, assumptions and judgments. The loan portfolio also represents the largest asset type on the consolidated balance sheets.

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

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan and lease losses, see the “Provision for Credit Losses and Credit Risk Management” section of this financial review.

Recent Accounting Pronouncements And Developments

In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective January 1, 2006 for non-accelerated filers for all equity awards vesting after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. At December 31, 2005, the total value of options outstanding and vesting after January 1, 2006 is expected to be approximately $119,000, with $87,000 (before the consideration of income taxes, if any) vesting in the year ending December 31, 2006.

Note 1 to the consolidated financial statements discusses SFAS 123R and other new accounting policies adopted by the Company during 2005 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

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

Item 7. Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Operations - For the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity - For the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - For the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bay National Corporation

We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
January 17, 2006

BAY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and due from banks	$1,460,669	$1,403,424
Federal funds sold and other overnight investments	6,032,952	16,708,528
Investment securities available for sale (AFS) - at fair value	1,540,386	1,544,496
Other equity securities	794,440	556,090
Loans held for sale	17,509,064	9,613,162
Loans, net of unearned fees	182,080,897	141,413,437
Total Loans	199,589,961	151,026,599
Less: Allowance for credit losses	(3,000,000)	(1,810,000)
Loans, net	196,589,961	149,216,599
Premises and equipment, net	746,826	593,583
Accrued interest receivable and other assets	2,801,101	740,754

Total Assets	$209,966,335	$170,763,474

LIABILITIES

Non-interest-bearing deposits	$27,468,757	$20,638,596
Interest-bearing deposits	155,104,329	133,288,446
Total deposits	182,573,086	153,927,042

Short-term borrowings	1,444,158	1,381,000
Note payable	-	1,250,000
Subordinated debt	8,000,000	-
Accrued expenses and other liabilities	1,735,013	786,668

Total Liabilities	193,752,257	157,344,710

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,924,436 and 1,917,710 issued and outstanding as of December 31, 2005 and 2004, respectively:	19,244	19,177
Additional paid in capital	17,451,201	17,400,284
Accumulated deficit	(1,256,367)	(4,000,697)

Total Stockholders' Equity	16,214,078	13,418,764

Total Liabilities and Stockholders' Equity	$209,966,335	$170,763,474

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

INTEREST INCOME:
Interest and fees on loans	$12,671,707	$7,431,368	$5,367,997
Interest on federal funds sold and other overnight investments	224,732	147,023	114,754
Taxable interest and dividends on investment securities	86,267	45,173	37,317
Total interest income	12,982,706	7,623,564	5,520,068

INTEREST EXPENSE:
Interest on deposits	4,058,519	2,438,887	1,925,042
Interest on short-term borrowings	115,810	19,020	11,684
Interest on note payable	91,709	6,302	-
Interest on subordinated debt	28,108	-	-
Total interest expense	4,294,146	2,464,209	1,936,726

Net interest income	8,688,560	5,159,355	3,583,342

Provision for credit losses	1,178,866	559,596	415,000

Net interest income after provision for credit losses	7,509,694	4,599,759	3,168,342

NON-INTEREST INCOME:
Service charges on deposit accounts	188,276	237,980	212,787
Gain on sale of mortgage loans	512,047	244,716	370,326
Other income	50,270	56,151	42,150
Total non-interest income	750,593	538,847	625,263

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,627,630	2,442,774	2,115,351
Occupancy expenses	420,866	312,550	259,719
Furniture and equipment expenses	304,132	255,547	215,254
Legal and professional fees	154,476	175,757	158,406
Data processing and other outside services	655,726	582,396	536,433
Advertising and marketing related expenses	445,482	212,237	210,289
Other expenses	562,645	355,081	290,572
Total non-interest expenses	6,170,957	4,336,342	3,786,024

Income before income taxes	2,089,330	802,264	7,581
Income tax benefit	655,000	-	-
Net Income	$2,744,330	$802,264	$7,581

Per Share Data:
Net Income (Basic)	$1.43	$.43	$.00
Net Income (Diluted)	$1.37	$.41	$.00
Average Shares Outstanding (Basic)	1,922,580	1,877,929	1,660,348
Effect of dilution - Stock options and Warrants	79,645	58,764	22,557
Average Shares Outstanding (Diluted)	2,002,225	1,936,693	1,682,905

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2002	$12,420	$12,407,780	$(4,810,542)	$7,609,658

Issuance of Common Stock	6,207	4,443,054	-	4,449,261

Net Income	-	-	7,581	7,581

Balances at December 31, 2003	18,627	16,850,834	(4,802,961)	12,066,500

Issuance of Common Stock	550	549,450	-	550,000

Net Income	-	-	802,264	802,264

Balances at December 31, 2004	19,177	17,400,284	(4,000,697)	13,418,764

Issuance of Common Stock	67	50,917	-	50,984

Net Income	-	-	2,744,330	2,744,330

Balances at December 31, 2005	$19,244	$17,451,201	$(1,256,367)	$16,214,078

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows From Operating Activities:
Net Income	$2,744,330	$802,264	$7,581
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	193,196	204,204	189,858
Loss on disposal of equipment	203	17,018	-
Accretion of investment discounts	(46,539)	(19,251)	(14,804)
Provision for credit losses	1,178,866	559,596	415,000
Deferred income taxes	(1,083,000)	-	-
Gain on sale of loans held for sale	(512,047)	(244,716)	(370,326)
Origination of loans held for sale	(217,744,320)	(108,988,138)	(35,629,285)
Proceeds from sale of loans	210,360,465	100,543,517	37,894,286
Net increase in accrued interest receivable and other assets	(977,347)	(188,403)	(117,569)
Net increase in accrued expenses and other liabilities	948,345	277,813	95,061
Net cash (used) provided by operating activities	(4,937,848)	(7,036,096)	2,469,802

Cash Flows From Investing Activities:
Purchases of investment securities	(6,149,351)	(6,177,447)	(6,284,633)
Maturities of investment securities	6,200,000	6,200,000	5,700,000
Purchase of Federal Reserve Bank stock	(139,650)	-	(36,750)
Purchase of Federal Home Loan Bank of Atlanta
stock	(98,700)	(75,000)	(88,500)
Loan disbursements in excess of principal payments	(40,656,326)	(40,037,558)	(33,313,714)
Expenditures for premises and equipment	(346,642)	(177,193)	(118,267)
Net cash used by investing activities	(41,190,669)	(40,267,198)	(34,141,864)

Cash Flows From Financing Activities:
Net increase in deposits	28,646,044	45,396,141	32,452,170
Net increase in short-term borrowings	63,158	159,000	715,000
Net payoff (proceeds) from notes payable	(1,250,000)	1,250,000	-
Proceeds from subordinated debt	8,000,000	-	-
Net proceeds from issuance of common stock	50,984	550,000	4,449,261
Net cash provided by financing activities	35,510,186	47,355,141	37,616,431

Net (decrease) increase in cash and cash equivalents	(10,618,331)	51,847	5,944,369
Cash and cash equivalents at beginning of year	18,111,952	18,060,105	12,115,736

Cash and cash equivalents at end of year	$7,493,621	$18,111,952	$18,060,105

Cash paid for:
Interest	$4,128,414	$2,366,155	$1,926,169
Income taxes	$-	$-	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Bay National Corporation and its subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on the parent's books on the basis of its equity in the net assets. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2005.

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

The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company’s primary market areas are Baltimore and Salisbury, Maryland, although the Company’s business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit. The Company’s customers are primarily individuals and small businesses.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

Investments Available-for-Sale and Other Equity Securities

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

Loans Held for Sale

The Company engages in sales of residential mortgage loans originated by the Bank and by a third party. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of the loan originated by the Bank are recorded as a component of non-interest income in the accompanying consolidated statements of operations. No gains or losses are realized on the sale of loans originated by third parties. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2005 or December 31, 2004. The Company earns interest on the outstanding balances of all loans that are held for sale.

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

Loans are considered impaired when, based on current information, it is improbable that the Company will collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are 90 days past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrower’s ability to make payments, or if the collateral is not sufficient, payments received are accounted for as a reduction in principal.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
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

The allowance for credit losses represents an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” or SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The Company uses a loan grading system where loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management's estimate of probable inherent, but undetected, losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio and involves consideration of a number of factors to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.

While management believes it has established the allowance for credit losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Company's regulators or the economic environment will not require further increases in the allowance.

Rate Lock Commitments

The Company enters into commitments to originate residential mortgage loans with interest rates determined prior to funding. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally range from 15 to 90 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Useful lives range from: five to ten years for furniture, fixtures and equipment; and three to five years for software, hardware and data handling equipment. Leasehold improvements are amortized over the term of the respective lease plus the first optional renewal period, if applicable. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life of the asset.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan. Compensation expense for stock option awards is disclosed as a pro forma income adjustment, ratably recognized over the vesting period, based on the fair value of the stock on the date of grant under SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.”

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31:

2002
Dividend yield	-
Expected volatility	20.00%
Risk-free interest rate	4.17%
Expected lives (in years)	8

No compensation expenses related to the Company’s stock option plan was recorded during the years ended December 31, 2005, 2004 and 2003. The following table illustrates the pro-forma effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the years ending December 31:

	2005	2004	2003
Net income as reported	$2,744,330	$802,264	$7,581

Less pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(102,382)	(92,474)	(84,163)

Pro forma net income (loss)	$2,641,948	$709,790	$(76,582)

Net income (loss) per share:
Basic - as reported	$1.43	$.43	$(.00)
Diluted - as reported	$1.37	$.41	$(.00)
Basic - pro forma	$1.37	$.38	$(.05)
Diluted - pro forma	$1.32	$.37	$(.05)

Advertising Costs

Advertising costs are generally expensed as incurred.

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
For the years ended December 31, 2005, 2004 and 2003
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

New Accounting Standards

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS 153,“Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective January 1, 2006 for non-accelerated filers for all equity awards vesting after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. At December 31, 2005, the total value of options outstanding and vesting after January 1, 2006 is expected to be approximately $119,000, with $87,000 (before the consideration of income taxes, if any) vesting in the year ending December 31, 2006.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

In November 2005, the FASB issued Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
2.	INVESTMENT SECURITIES

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$1,540,386	$-	$-	$1,540,386
Total investments available-for-sale	$1,540,386	$-	$-	$1,540,386

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2005 by contractual maturity are shown below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,540,386	$1,540,386
Total investments available-for-sale	$1,540,386	$1,540,386

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$1,544,496	$-	$-	$1,544,496
Total investments available-for-sale	$1,544,496	$-	$-	$1,544,496

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2004 by contractual maturity are shown below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,544,496	$1,544,496
Total investments available-for-sale	$1,544,496	$1,544,496

There were no sales of investments available-for-sale during 2005, 2004 or 2003.

At December 31, 2005 and 2004, investments available-for-sale with a carrying value of $916,158 and $1,381,000, respectively, were pledged as collateral for certain short-term borrowings.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

Other equity securities

At December 31, the Company’s investment in other equity securities consisted of:

	2005	2004
Federal Reserve Bank stock	$452,340	$312,690
Federal Home Loan Bank stock	342,100	243,400
Total investments in other equity securities	$794,440	$556,090

3.   LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major loan categories at December 31 are presented below:

	2005	2004
Real Estate - Home Equity Line of Credit	$21,067,964	$24,548,506
Real Estate - Construction	25,719,603	12,968,251
Real Estate - Mortgage	56,757,096	27,854,130
Loans Held for Sale	17,509,064	9,613,162
Commercial	75,626,825	73,836,994
Consumer	2,909,409	2,205,556
Total Loans	199,589,961	151,026,599
Less: Allowance for credit losses	(3,000,000)	(1,810,000)
Net Loans	$196,589,961	$149,216,599

Activity in the allowance for credit losses for the year ended December 31, 2005, 2004 and 2003 is shown below:

	2005	2004	2003
Balance at beginning of year	$1,810,000	$1,266,500	$851,500
Provision for credit losses	1,178,866	559,596	415,000
Loan charge-offs
Commercial	-	(15,222)	-
Consumer	-	(2,134)	-
Loan recoveries
Commercial	11,134	1,260	-
Net recoveries (charge-offs)	11,134	(16,096)	-
Balance at end of year	$3,000,000	$1,810,000	$1,266,500

As of December 31, 2003, there was one non-accrual loan of $4,087, and as of December 31, 2005, loans to one borrower, with a net principal balance of $1,708,874, were considered impaired under SFAS No. 114 for which a $500,000 reserve was established in the fourth quarter of 2005.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

4. PREMISES AND EQUIPMENT

Premises and equipment at December 31 include the following:

	2005	2004
Furniture and equipment	$520,944	$404,269
Computer hardware and software	602,550	511,369
Leasehold improvements	475,943	338,157
	1,599,437	1,253,795
Less accumulated depreciation	(852,611)	(660,212)

Net premises and equipment	$746,826	$593,583

The Company rents office space in three locations under two non-cancelable lease arrangements and one monthly rental agreement accounted for as operating leases. The initial lease periods are from one to five years and provide for one or more one to five-year renewal options. The lease for the Baltimore location provides for percentage annual rent escalations. The lease for the Salisbury location requires that the lessee pay certain operating expenses applicable to the leased space.

Rent expense applicable to operating leases, for the periods ended December 31, was as follows:

	2005	2004	2003
Minimum rentals	$330,406	$241,097	$202,720
Less: Sublease rentals	(23,657)	(12,930)	(23,843)
Net rent expense	$306,749	$228,167	$178,877

At December 31, 2005, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
2006	$375,073
2007	385,500
2008	396,240
2009	398,136
2010	63,609
Total minimum lease payments	$1,618,558

Total minimum future rental payments have not been reduced by $23,450 of sublease rentals expected to be received in 2006 under a non-cancelable sublease expiring in December 2006.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

5.  DEPOSITS

Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

	2005	2004
Three months or less	$4,374,777	$4,285,752
Over three months through six months	11,163,966	3,553,729
Over six months through twelve months	6,400,569	3,351,703
Over twelve months	15,072,324	10,745,359
Total	$37,011,636	$21,936,543

Interest expense on deposits, for the years ended December 31, is as follows:

	2005	2004	2003
Interest-bearing transaction	$525,691	$293,076	$206,695
Savings and money market	575,007	244,628	195,822
Time, $100,000 or more	980,590	531,287	444,882
Other time	1,977,231	1,369,896	1,077,643
Total interest on deposits	$4,058,519	$2,438,887	$1,925,042

6.  BORROWINGS

Information relating to short-term borrowings, as of December 31, 2005 and 2004, is as follows:

	Securities under agreement to repurchase
	2005		2004
	Amount	Rate	Amount	Rate
As of year end	$916,158	3.10%	$1,381,000	2.00%

Average for the year	$1,392,674	2.72%	$1,475,148	1.24%

Maximum month end balance	$1,550,000		$1,550,000

	Federal funds purchased
	2005		2004
	Amount	Rate	Amount	Rate
As of year end	$528,000	4.35%	$-	-%

Average for the year	$230,384	2.61%	$-	-%

Maximum month end balance	$528,000		$-

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

The Company pledges U.S. Government Treasury Securities, based upon their market values, as collateral for 100% of the principal and accrued interest of its short-term borrowings.

In the first quarter of 2004, the Company maintained commitments for a total of $9 million of borrowing availability under unsecured federal funds lines of credit with three separate financial institutions. The Company also has approximately $21 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2005. These borrowing facilities will be used, as necessary, to supplement short-term liquidity needs.

Information relating to note payable as of December 31, 2005 and 2004 is as follows:

	2005		2004
	Amount	Rate	Amount	Rate
As of year end	$-	-%	$1,250,000	5.25%

Average for the year	$1,426,027	6.43%	$129,098	4.88%

Maximum month end balance	$2,100,000		$1,250,000

In 2004, note payable consisted of $1,250,000 borrowed under a $5 million, three-year unsecured non-revolving credit facility executed on September 28, 2004 with another financial institution. The loan paid interest at the prime rate. As of December 12, 2005, the credit facility terminated. The Company funded the repayment with proceeds from the issuance by its wholly owned subsidiary, Bay National Capital Trust I, of $8.0 million of 30-year fixed rate trust preferred securities. See discussion below.

Information relating to subordinated debt as of December 31, 2005 and 2004 is as follows:

	2005		2004
	Amount	Rate	Amount	Rate
As of year end	$8,000,000	7.20%	$-	-%

Average for the year	$438,356	7.20%	$-	-%

Maximum month end balance	$8,000,000		$-

On December 12, 2005, the Company participated in a private placement of $8 million of fixed interest rate trust preferred securities (the “Trust Preferred Securities”), through a newly formed Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Trust was formed for the purpose of issuing the Trust Preferred Securities and all of its common securities are owned by the Company. The Company purchased the common securities from the Trust for $248,000. In accordance with provisions of FIN46, the financial position and results of operations are not included in the Company’s consolidated financial position and results of operations.

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities, the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity. The interest expense on Trust Preferred Securities was $28,108 in 2005. The Debt Securities mature on February 23, 2036, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence of certain adverse tax events. Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
The Parent is required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which Bay National Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment.

The Debt Securities are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated. Although the Debt Securities are recorded as a liability on the Company’s balance sheet, for regulatory purposes, the Debt Securities are being treated as Tier 1 or Tier 2 capital under regulatory capital guidelines issued by the Federal Reserve Board.

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

8. STOCK OPTIONS

The Company’s 2001 Stock Option Plan (“Option Plan”) provides for the granting of incentive and non-qualifying stock options to the Company’s directors and to selected employees on a periodic basis at the discretion of the Board of Directors. The Option Plan authorizes the issuance of up to 200,000 shares of common stock, has a term of ten years, and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price, which may not be less than 100% of the fair market value on the date of the grant, must be exercised within eight years and vest over a period of six years.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
The following is a summary of changes in shares under options for the years ended December 31, 2005, 2004 and 2003:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2003	148,825	$ 7.67
Granted	-	-
Cancelled	(919)	7.58
Exercised	-	-
Balance, December 31, 2003	147,906	7.67
Granted	-	-
Cancelled	(414)	7.58
Exercised	-	-
Balance, December 31, 2004	147,492	7.67
Granted	-	-
Cancelled	-	-
Exercised	(6,726)	7.58
Balance, December 31, 2005	140,766	$ 7.67

Weighted average fair value of options granted during 2002	$3.05

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$7.58	123,951	4	$7.58	98,782	$7.58
$8.37	16,815	5	$8.37	4,204	$8.37
	140,766		$7.67	102,986	$7.67

9.  RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 25% of employee contributions of up to 3% of compensation as defined under the plan. The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan. The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management. Expenses under this plan totaled $120,368, $77,180 and $67,388 for the years ended December 31, 2005, 2004 and 2003, respectively.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
10. INCOME TAXES

Federal and state income tax expense (benefit) consists of the following for the periods ended December 31:

	2005	2004	2003
Current federal income tax	$307,000	$-	$-
Current state income tax	121,000	-	-
Deferred federal income tax expense (benefit)	(887,000)	-	-
Deferred state income tax expense (benefit)	(196,000)	-	-
Total income tax expense (benefit)	$(655,000)	$-	$-

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

Deferred tax assets:	2005	2004
Net operating loss carryforwards	$62,000	$955,000
Contributions	47,000	18,000
Deferred loan fees, net	105,000	-
Allowance for credit losses	979,000	525,000
Total deferred tax assets	1,193,000	1,498,000
Less valuation allowance	(62,000)	(1,381,000)
Deferred tax assets, net of valuation allowance	1,131,000	117,000
Deferred tax liabilities:
Depreciation and amortization	(48,000)	(114,000)
Deferred loan costs, net	-	(3,000)
Net deferred tax assets (liabilities)	$1,083,000	$-

For the year ended December 31, 2005, the Company will have a tax liability for the first time in its brief history. The Company recorded an income tax liability of $428,000 for the year ended December 31, 2005. Taxable income for the years ended December 31, 2004 and 2003 were offset by the Company’s net operating loss carryforwards available in those years. The 2005 liability was offset by the recognition of a deferred tax asset of $1,083,000, resulting in a net tax benefit of $655,000 for the year ended December 31, 2005. At December 31, 2004, the Company had a net operating loss carryforward of approximately $2.5 million, which was fully utilized in 2005, except for approximately $886,000 of state net operating loss carryforwards for the unconsolidated state tax return of Bay National Corporation.

The use of the net operating loss carryforward and the recognition of net deferred income tax assets had a positive effect on 2005 earnings. In subsequent periods, the Company will begin to record income tax expense at the statutory rate. Prior to 2005, the Company had not recorded any income tax expense or benefit. Recognizing income tax expense in future periods will have a detrimental effect on future reported earnings.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
Reported income tax benefit differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income before income taxes as follows:

	2005	2004	2003
Federal income tax expense computed at the statutory rate	$710,372	$272,770	$2,578
State income tax benefit, net	(49,500)	-	-
Nondeductible expenses	13,536	9.365	11,044
Adjustment to valuation allowance	(1,329,408)	(282,135)	(13,622)
Federal income tax (benefit) expense, as reported	$(655,000)	$-	$-

11. RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2005  and 2004.

	2005	2004
Balance at beginning of period	$5,828,095	$4,672,104
Additions	12,546,714	12,385,135
Repayments	(10,315,162)	(11,229,144)
Balance at December 31	$8,059,647	$5,828,095

An individual, who is a director of the Company, owns an office building which is leased to the Company. The lease term commenced September 1, 1999 for a term of five years and contains renewal options for three additional five-year terms. Rent expense under this agreement was $27,500 for the year ended December 31, 2005, $25,004 for the year ended December 31, 2004 and $23,756 for the year ended December 31, 2003. Management believes that the terms of the foregoing lease are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

An individual, who became a director of the Company in 2003, is an executive officer for the Company which owns an office building in which the Company had leased space under two separate operating leases. The leases were effectively combined during 2004 and extended to February 28, 2010. Bay National Corporation has the right to extend the leases for one additional five year term, to February 28, 2015. Rent expense under these leases was $286,406, $202,945, and $170,099 for the periods ended December 31, 2005, 2004 and 2003, respectively. Management believes that the terms of the foregoing leases are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
12.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

	2005	2004
Loan commitments	$21,577,585	$9,867,893
Unused lines of credit	41,317,927	40,423,986
Standby letters of credit	2,754,383	1,578,379

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

13. REGULATORY MATTERS

As of December 31, 2005, the Company was required to maintain a weekly average of $1,004,000 of non-interest-bearing deposits with the Federal Reserve Bank. As of December 31, 2004, the Company was required to maintain a weekly average of $958,000 of non-interest-bearing deposits with the Federal Reserve Bank. The average weekly balance maintained with the Federal Reserve Bank for the weekly period ended December 31, 2005 was $1,073,000. The average weekly balance maintained with the Federal Reserve Bank for the weekly period ended December 31, 2004 was $1,511,000. The actual balances maintained with the Federal Reserve Bank at December 31, 2005 and 2004 were $1,024,914 and $1,217,580, respectively.

The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank met all capital adequacy requirements to which it is subject.

The Bank has been categorized as “well capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events that management believes would prevent the Bank from continuing to be categorized as well capitalized.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

The Bank’s actual capital amounts and ratios as of December 31, 2005 and 2004 are presented in the following table:

December 31, 2005
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$21,668,568	10.21%	$16,675,000	8.00%	$20,843,000	10.00%
Tier I Capital (to Risk Weighted Assets):	18,668,568	8.96%	8,337,000	4.00%	12,506,000	6.00%
Tier I Capital (to Average Assets):	18,668,568	9.15%	6,124,000	3.00%	10,206,000	5.00%

December 31, 2004
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$16,242,797	10.32%	$12,592,000	8.00%	$15,740,000	10.00%
Tier I Capital (to Risk Weighted Assets):	14,432,797	9.17%	6,296,000	4.00%	9,444,000	6.00%
Tier I Capital (to Average Assets):	14,432,797	8.98%	4,821,000	3.00%	8,034,000	5.00%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year, plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2005.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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
For the years ended December 31, 2005, 2004 and 2003
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

The estimated fair values of the Company's financial instruments at December 31 are as follows:

	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$7,493,621	$7,493,621	$18,111,952	$18,111,952
Investments available-for-sale	1,540,386	1,540,386	1,544,496	1,544,496
Other equity securities	794,440	794,440	556,090	556,090
Loans, net of allowances (2)	196,589,961	196,403,633	149,216,599	149,265,832
Accrued interest receivable and other assets (3)	1,199,924	1,199,924	591,844	591,844

Financial Liabilities
Deposits	$182,573,086	$182,710,244	$153,927,042	$153,676,261
Short-term borrowings	1,444,158	1,444,158	1,381,000	1,381,000
Note payable	-	-	1,250,000	1,250,000
Subordinated debt	8,000,000	8,090,097	-	-
Accrued interest payable and other liabilities (3)	361,506	361,506	222,602	222,602

(1)	Temporary investments include federal funds sold and overnight investments.
(2)	Loans, net of allowances, include loans held for sale.
(3)
Only financial instruments as defined in Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.

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
For the years ended December 31, 2005, 2004 and 2003

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

Deposit liabilities. The fair value of demand, money market savings and regular savings deposits, which have no stated maturity, were considered equal to their carrying amount, representing the amount payable on demand. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Bank’s deposit base. Management believes that the Bank’s core deposit relationships provide a relatively stable, low-cost funding source that has a substantial intangible value separate from the value of the deposit balances.

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

Subordinated Debt.  Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2005.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

15.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Bay National Corporation (Parent Only) is as follows:

CONDENSED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS
Cash and cash equivalents	$5,212	$104,769
Due from subsidiary	5,432,231	137,500
Investment in subsidiary	18,916,568	14,432,797
Other assets	134,894	-

Total Assets	$24,488,905	$14,675,066

LIABILITIES
Accrued expenses and other liabilities	$26,827	$6,302
Note payable	-	1,250,000
Subordinated debt	8,248,000	-

Total Liabilities	8,274,827	1,256,302

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,924,436 and 1,917,710 issued and outstanding as of December 31, 2005 and 2004, respectively:	19,244	19,177
Additional paid in capital	17,451,201	17,400,284
Accumulated Deficit	(1,256,367)	(4,000,697)

Total Stockholders' Equity	16,214,078	13,418,764

Total Liabilities and Stockholders' Equity	$24,488,905	$14,675,066

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003

CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Interest and dividends on investment securities	$1,376	$2,231	$5,146
Interest expense	119,817	6,302	-
Net interest income (expense)	(118,441)	(4,071)	5,146
Non-interest expense	-	1,335	3,219
Income (loss) before income taxes and equity in undistributed losses of subsidiary	(118,441)	(5,406)	1,927
Income tax expense (benefit)	(257,000)	-	-
Income (loss) before equity in undistributed income (losses) of subsidiary	138,559	(5,406)	1,927
Equity in undistributed income of subsidiary	2,605,771	807,670	5,654
Net Income	$2,744,330	$802,264	$7,581

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash Flows From Operating Activities
Net Income	$2,744,330	$802,264	$7,581
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Equity in undistributed (income) loss of subsidiary	(2,605,771)	(807,670)	(5,654)
Net decrease (increase) in other assets	(5,429,625)	812,686	(699,450)
Net increase (decrease) in other liabilities	20,525	6,302	(250,292)

Net cash (used) provided by operating activities	(5,270,541)	813,582	(947,815)

Cash Flows From Investing Activities
Investment in subsidiary	(1,878,000)	(3,162,500)	(3,500,000)
Net cash used by investing activities	(1,878,000)	(3,162,500)	(3,500,000)

Cash Flows From Financing Activities
Net proceeds (payoff) from note payable	(1,250,000)	1,250,000	-
Proceeds from issuance of preferred stock	8,248,000	-	-
Issuance of common stock	50,984	550,000	4,449,261
Net cash provided by financing activities	7,048,984	1,800,000	4,449,261

Net (decrease) increase in cash and cash equivalents	(99,557)	(548,918)	1,446
Cash and cash equivalents at beginning of year	104,769	653,687	652,241

Cash and cash equivalents at end of year	$5,212	$104,769	$653,687

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 8A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures. Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

Item 8B. Other Information

On December 12, 2005, the Compensation Committee of the Board of Directors of Bay National Bank increased, effective January 1, 2006, Hugh Mohler’s annual base compensation from $200,000 to $250,000 and Mark Semanie’s annual base compensation from $165,000 to $180,000.

On December 12, 2005, the Compensation Committee of the Board of Directors of Bay National Bank authorized a $75,000 discretionary bonus to Mr. Mohler, and a $60,000 discretionary bonus to Mr. Semanie. These bonuses were paid on January 20, 2006.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The directors of Bay National Corporation, their ages, the years in which their terms expire and the year in which they became directors are as follows:

Name	Age	Term to Expire	Director Since
Hugh W. Mohler	60	2006 Annual Meeting	June 1999
Charles E. Bounds	87	2008 Annual Meeting	June 1999
Gary T. Gill	53	2008 Annual Meeting	January 2003
R. Michael Gill	55	2006 Annual Meeting	March 2006
John R. Lerch	61	2008 Annual Meeting	June 1999
Donald G. McClure, Jr.	62	2006 Annual Meeting	April 2000
Robert L. Moore	52	2006 Annual Meeting	February 2001
James P. O’Conor	77	2008 Annual Meeting	July 2004
H. Victor Rieger, Jr.	68	2006 Annual Meeting	June 1999
William B. Rinnier	64	2007 Annual Meeting	August 1999
Edwin A. Rommel, III	56	2007 Annual Meeting	June 1999
Henry H. Stansbury	66	2007 Annual Meeting	June 1999
Kenneth H. Trout	57	2007 Annual Meeting	October 1999
Eugene M. Waldron, Jr.	62	2007 Annual Meeting	June 1999
Carl A.J. Wright	51	2008 Annual Meeting	March 2003

(1)
All of the directors with terms to expire in 2006 have been nominated to serve on the Board of Directors for an additional three (3) year term . Elections for these directors will take place at the 2006 Annual Meeting of Stockholders to be held on May 23, 2006.

Biographical information concerning the directors is set forth below.

Hugh W. Mohler serves as chairman, president, and chief executive officer. He has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Mr. Mohler has 36 years experience in the financial services industry, holding positions in executive management, commercial lending and business development. From 1977 to 1999, Mr. Mohler was affiliated with Mercantile Bankshares Corporation, which is headquartered in Baltimore, Maryland, most recently serving as executive vice president with responsibility for 20 community banks in a three-state area. For 17 years, from 1977 to 1994, he was president of Mercantile’s Salisbury, Maryland-based affiliate, Peninsula Bank, the largest financial institution on Maryland’s Eastern Shore. Earlier he was a vice president in commercial lending at First National Bank of Maryland.

A native of Baltimore, Mr. Mohler earned his undergraduate degree in economics from Loyola College of Maryland and his master of business administration degree from the University of Baltimore. He is a past president of the board of trustees of Associated Catholic Charities, Inc. in the Roman Catholic Archdiocese of Baltimore. In the past, Mr. Mohler has served as a trustee of Loyola Blakefield, Goucher College and the Independent College Fund of Maryland. Mr. Mohler serves on the Board of Sponsors of the Sellinger School of Business at Loyola College of Maryland and the Board of Governors of The Maryland Club. In 2004, he was appointed by Governor Robert L. Ehrlich, Jr. to the Maryland Economic Development Commission. He also serves on the President’s Advisory Council of Villa Julie College, is a member of the finance committee for the Maryland Jesuit Province, and is President of the Baltimore Chapter of Legatus International.

Mr. Mohler’s prior civic experiences include serving as chairman of the Greater Salisbury Committee, chairman of the Salisbury School, and chairman of the Governor’s Lower Shore Economic Task Force. He also served on the boards of Peninsula Regional Medical Center, Maryland Chamber of Commerce, Salisbury-Wicomico Economic Development Committee and the Somerset County Economic Development Committee. Mr. Mohler also served as president of the Maryland Bankers Association and on several committees of the American Bankers Association.

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

Gary T. Gill has been a director of Bay National Corporation and Bay National Bank since January 2003. Mr. Gill is president and chief executive officer of the MacKenzie Companies, a Baltimore-based full-service commercial real estate firm comprising Mackenzie Commercial Real Estate Services, LLC, Mackenzie Management Corporation, MacKenzie Services Corporation and MacKenzie Contracting Company, LLC. Mr. Gill joined MacKenzie in 1977 and has served in his capacity as president since 1985. Mr. Gill serves also as executive vice president of MacKenzie Properties, Inc., the managing partner of over 35 partnerships of income-producing commercial properties.

A native of Towson, Maryland, Mr. Gill received his Bachelor of Arts degree in Business Administration in 1974 from Towson University. Mr. Gill currently serves on the Baltimore County Economic Advisory Board, Towson University Stadium Committee, USLacrosse Foundation Board, and chairs the Towson University Board of Visitors.

R. Michael Gill, has been a director of Bay National Corporation and Bay National Bank since March 2006. Mr. Gill is chairman of Curtis Engine, a Baltimore-based locally owned and operated provider of power solutions equipment and he has served in that capacity since January 2006. In 2003, Mr. Gill formed Hoyt Capital, an investment firm that provides capital and business advising to start-up and existing enterprises. For sixteen years, beginning in 1984, he served as CEO of AMERICOM, a provider of cellular products and services. In 2000, AMERICOM was acquired by Solectron, a leader in the electronics manufacturing sector.

Mr. Gill is an alumnus of Towson University where he received an honorary Doctor of Humane Letters degree in 1996. In May 2005, he received Towson University’s Distinguished Alumnus Award. Prior to transferring to Towson University, Mr. Gill attended Clemson University, which recently named him to its President’s Advisory Board. He also serves on the board of Corporate Printing Solutions. In 2004, Governor Robert L. Ehrlich, Jr. appointed Mr. Gill to a five-year term on the Board of Regents of the University System of Maryland, a public system of higher education comprised of 11 degree-granting and two research institutions.

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

Donald G. McClure, Jr. has been a director of Bay National Corporation and Bay National Bank since April 2000. Mr. McClure is a principal in the McClure Group, Inc, a Baltimore-based private equity investment firm originated in 1979. He is the former Chairman and Co-Chief Executive of Americom Wireless Services, Inc., which merged with a Fortune 200 company in 2000. McClure Group holdings include operations based in Texas, Florida, Colorado as well as Maryland.

Mr. McClure is the immediate past Chairman of the board of trustees of Loyola Blakefield and serves on several private company boards as well as devoting substantial time to various civic, charitable and educational organizations here and in other states.

Robert L. Moore has been a director of Bay National Corporation since February 2001 and Bay National Bank since June 2001. Mr. Moore is a certified public accountant. He received his CPA designation twenty- seven years ago, and is the owner and founder of the Salisbury, Maryland accounting firm of Moore & Company, P.A. His professional concentration is income tax and estate tax planning and all facets of business consulting.

Mr. Moore received his Bachelor of Science degree from the University of Virginia in 1976. Currently, he serves as Chairman of the Trustees of the Wicomico County Pension System, a board member of Salisbury-Wicomico Economic Development Corporation, a board member of the Greater Salisbury Committee, and a member of the Salisbury Area Chamber of Commerce, and member of the Finance Committee of Trinity United Methodist Church.

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

James P. O’Conor has been a director of Bay National Corporation and Bay National Bank since July 2004. Mr. O’Conor is the general partner of O’Conor Enterprises, a real estate investment and consulting company, and he has served in that capacity since 2002. Mr. O’Conor co-founded the Maryland real estate brokerage firm of O’Conor & Flynn in 1961. In 1984, that firm merged with another large Maryland real estate brokerage firm, creating O’Conor, Piper & Flynn. Mr. O’Conor served as its Chairman and CEO. In 1998, O’Conor, Piper & Flynn was sold to NRT. At the time of the sale, O’Conor, Piper & Flynn was the sixth largest residential real estate brokerage company in the United States.

Mr. O’Conor currently serves on the Board of Directors of the Baltimore Symphony Orchestra, the Maryland Hospital Association, Loyola College, Signal 13 Foundation, and Towson University and is Chairman of the Jefferson School.

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

A Baltimore native, Mr. Rommel earned his undergraduate degree from Loyola College of Maryland. Mr. Rommel is a past Chairman of the Maryland Association of Certified Public Accountants, and is a member of the governing board of the American Institute of Certified Public Accountants. Mr. Rommel is a current director of the Greater Salisbury Committee and past president of the Salisbury Area Chamber of Commerce. He serves as a director of the Maryland Association of Certified Public Accountants and an officer of its Eastern Shore Chapter. Mr. Rommel is past president of the St. Francis de Sales Board of Trustees and past member of the Wicomico County Democratic Central Committee.

Henry H. Stansbury has been a director of Bay National Corporation since June 1999 and a director of Bay National Bank since April 2000. Since 1975, Mr. Stansbury has been the chief executive officer of Agency Services, Inc., an independently owned premium finance company. Since 1989, Mr. Stansbury is the Chairman of the Board of Directors of Agency Insurance Company of Maryland, Inc., a privately owned multi-line property/casualty insurance company. Mr. Stansbury is a past president of the Maryland Association of Premium Finance Companies and is a past president of the National Association of Premium Finance Companies.

Mr. Stansbury is a vice president and trustee of the Maryland Historical Society. He served as director and chairman of the museum committee for the Lacrosse Hall of Fame at the Johns Hopkins University and as trustee of the St. Paul's School for Boys and The Ward Museum of Wildfowl Art. He is also past president of ReVisions, Inc., a nonprofit organization that serves the mentally ill. Mr. Stansbury is a graduate of Leadership Maryland and a director of Leadership Baltimore County. He is the author of two books; LLOYD J. TYLER: FOLK ARTIST AND DECOY MAKER and IRA HUDSON AND FAMILY, CHINCOTEAGUE CARVERS. He is also a contributing writer for Decoy Magazine. Mr. Stansbury is an alumnus of the University of Maryland and holds a master of business administration degree from George Washington University.

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

A Bridgeton, New Jersey native, Mr. Trout received his undergraduate degree in economics and business administration from Methodist College in North Carolina. He is a member of the Board of Trustees of The College of Notre Dame of Maryland.

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

An alumnus of Mt. St. Mary's University, Emmitsburg, Maryland, Mr. Waldron earned his master of business administration degree at the Bernard M. Baruch College of the City University of New York. A native of Annapolis, Maryland, he is a member of the Mt. St. Mary's Endowment Committee.

Carl A.J. Wright has been a director of Bay National Corporation and Bay National Bank since March 2003.  Mr. Wright is the CEO of Stephen James Associates, an executive search and staffing firm specializing in accounting, finance, human resources and banking.  He has served in that capacity since January 2006.  From 1998 to May 2005, Mr. Wright was a senior vice president of Spherion (formerly Interim Financial Solutions), an executive search and staffing firm specializing in finance, human resources and information systems.  From 1980 until 1998, Mr. Wright was President and CEO of A.J. Burton Group. Mr. Wright served in the auditing and tax departments of Ernst & Young from 1976 to 1980. Along with his corporate responsibilities, he is an involved community member and active in professional, civic and political organizations.

Mr. Wright is an alumnus of Loyola College and Loyola Blakefield and has served on boards and committees of both institutions. He is past president of the Baltimore Junior Association of Commerce and serves on Maryland Governor Robert Ehrlich’s Strategic and Finance Committees. He was appointed as the chairman of the Maryland Stadium Authority in 2003. In addition, he is an active supporter of the Catholic Charities and Maryland Business for Responsive Government.

Other than Gary T. Gill and R. Michael Gill who are brothers, and Mr. Mohler and Mr. Waldron who are first cousins, there are no family relationships between any director or executive officer and any other director or executive officer of Bay National Corporation.

The one executive officer and significant employee of Bay National Corporation and Bay National Bank that does not serve on the Board of Directors of Bay National Corporation is Mark A. Semanie. Mr. Semanie, age 42, serves as Executive Vice President and Chief Financial Officer, Treasurer and Secretary of Bay National Corporation and Executive Vice President and Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Bay National Bank. Mr. Semanie is a Certified Public Accountant. Mr. Semanie worked in the insurance industry for over seven years. From July 1996 to October 2000, he served as Executive Vice President and Chief Financial Officer for Agency Holding Company of Maryland, Inc., parent company of Baltimore-based Agency Services, Inc., an insurance premium finance company, and Agency Insurance Company of Maryland, Inc., a multi-line property/casualty insurance company. From March 1993 to July 1996, he was associated with USF&G Corporation where he served in various capacities, including Manager of SEC and External Reporting. From August 1985 to March 1993, Mr. Semanie worked in the Boston and Baltimore offices of the international accounting firm of KPMG LLP. He last served as a Senior Manager in the Audit practice with the firm. His background includes experience in financial planning and reporting, backroom operations, human resources and regulatory compliance.

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

Bay National Corporation’s charter and bylaws provide that Bay National Corporation shall have at least three (3) directors, and that the number of directors may be increased or decreased by the Board of Directors. As of March 22, 2006, the number of directors has been fixed at 15 with all positions filled. Pursuant to Bay National Corporation’s charter and bylaws, the Board of Directors is divided into three classes, with each class serving a three-year term, and the term of one class expiring each year. A director may only be removed by the affirmative vote of at least 80% of the votes entitled to be cast on the matter and only for cause.

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

Bay National Corporation has established advisory boards of directors for its two locations. These are comprised of professionals and business persons, who provide advice to Bay National Corporation’s and Bay National Bank’s Board of Directors and who promote the interests of Bay National Corporation and Bay National Bank. An advisory board of directors is not required by any Maryland or federal law or regulation and advisory directors are not subject to regulatory approval or supervision. The advisory directors do not have the power to vote on any matter considered by the Board of Directors and they serve at the pleasure of the board.

Audit Committee Matters

Bay National Corporation has a standing Audit Committee. The Audit Committee currently has five members: William B. Rinnier, Chairman, James P. O’Conor, Henry H. Stansbury Edwin A. Rommel III and Kenneth H. Trout. As of the date of this report, each of the members of the Audit Committee is “independent” under rules promulgated by the Securities and Exchange Commission. The Audit Committee’s functions and responsibilities are described in a written charter.

Pursuant to Securities and Exchange Commission regulations, Bay National Corporation is required to disclose in this annual report whether one or more members of the audit committee are “audit committee financial experts” and the names of those members. If Bay National Corporation does not have an audit committee financial expert on the audit committee, it is required to explain why that is the case.

The Securities and Exchange Commission has defined an “audit committee financial expert” as a person who has the following attributes:

•	An understanding of generally accepted accounting principles and financial statements;

•	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•
Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the financial statements, or experience actively supervising one or more persons engaged in such activities;

•	An understanding of internal controls and procedures for financial reporting; and

•	An understanding of audit committee functions.

Bay National Corporation’s Board of Directors determined that Edwin A. Rommel meets the definition of an “audit committee financial expert.” The Board of Directors has also determined that Mr. Rommel is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Compliance with Section 16(a) of the Exchange Act

The Company did not have a class of equity securities registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at any time during the Company’s fiscal year ended December 31, 2005. Accordingly, there was no requirement upon the Company’s officers, directors and 10% or greater shareholders to file any reports required pursuant to Section 16(a) of the Exchange Act with respect to the fiscal year ended December 31, 2005.

On January 27, 2006, the Company registered its common stock under Section 12(g) of the Exchange Act. Accordingly, the Company’s officers, directors, and 10% or greater shareholders are now required to file reports pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

Bay National Corporation’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller and persons performing similar functions. That Code of Ethics for Senior Financial Officers has been posted on Bay National Bank’s internet website at www.baynational.com. A copy of the Code of Ethics for Senior Financial Officers is also included as an exhibit to this annual report.

                The remaining information required by this Item 9 is incorporated by reference to the information appearing under the captions “Board Meetings and Committees - Nominating Committee” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of Bay National Corporation.

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

In July 2004, Bay National Bank began paying directors who are not officers or employees of Bay National Corporation or Bay National Bank (e.g., all directors other than Mr. Mohler) (“Qualified Directors”) $200 for each attended regularly scheduled meeting and each special meeting of the Board of Directors of Bay National Bank, and $150 for each attended regularly scheduled meeting and each special meeting of a committee of the Board of Directors of Bay National Bank. In addition, the chair of the Executive Committee and the chair of the Audit Committee of the Board of Directors of Bay National Bank received an additional $100 for each attended regularly scheduled meeting and each special meeting. During 2004, Bay National Bank paid (or accrued the payment of) $23,250 for these meeting fees.

On January 25, 2005, the Board of Directors of Bay National Corporation and Bay National Bank adopted a formal Director Compensation Policy. The Director Compensation Policy provides for compensation for attendance at meetings and reimbursement of expenses in substantially the same manner as that paid from July 2004 to December 2004 except that directors of Bay National Bank will receive $300 for attended meetings of the Board of Directors instead of $200. The Director Compensation Policy also provides that the Board of Directors or the compensation committee of the Board of Directors of Bay National Bank may authorize discretionary payments to Qualified Directors as a result of outstanding service by the Qualified Director. Furthermore, the Director Compensation Policy provides that the policy may be changed from time to time. During 2005, Bay National Bank accrued $80,650 for these meeting fees which were subsequently paid in February 2006.

Included in the accrued fees was a special payment of $30,000 to Mr. H. Victor Rieger, Jr., a director of Bay National Corporation and Bay National Bank, in recognition of Mr. Rieger’s outstanding service as a key member of Bay National Bank’s Executive Committee. Since 2001, Bay National Bank has made annual special payments to Mr. Rieger in recognition of his outstanding service.

During 2005, all Qualified Directors of Bay National Bank were also entitled to reimbursement for their reasonable travel costs related to their attendance at board and committee meetings, and all directors of Bay National Corporation and Bay National Bank are reimbursed for reasonable expenses incurred on behalf of Bay National Corporation and Bay National Bank.  During 2005, Bay National Corporation and Bay National Bank did not reimburse any travel costs or expenses.

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

In November 2001, Bay National Corporation granted each of its then directors options to purchase 3,000 shares of its common stock at $7.58 per share, the then fair market value. A total of 39,000 options were issued. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the individual director’s appointment to Bay National Corporation’s Board of Directors. The remaining 25% installments vest on the fourth, fifth, and sixth anniversary of the individual director’s appointment to the Board of Directors. As of March 23, 2006 options to purchase 6,000 shares had been exercised. Options to purchase 31,500 shares were exercisable as of, or within 60 days, of March 23, 2006. The options expire on November 19, 2009.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by Bay National Corporation and Bay National Bank to the Chief Executive Officer of Bay National Corporation and Bay National Bank and to any other executive officer of Bay National Corporation and Bay National Bank who received compensation in excess of $100,000 during 2005.

Summary Compensation Table
Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Hugh W. Mohler President and Chief Executive Officer (1)	2005	$ 200,000	$50,000	-	-	-	-	$ 9,662
	2004	$ 170,308	$ 30,000	$ 7,500	-	-	-	$ 7,654
	2003	$ 164,000	-	-	-	-	-	$ 6,798
Mark A. Semanie Executive Vice President and CFO (2)	2005	$ 165,000	$ 40,000	-	-	-	-	$ 8,270
	2004	$ 155,192	$ 30,000	-	-	-	-	$ 7,519
	2003	$ 135,000	$ 30,000	-	-	-	-	$ 6,838

(1)      Other compensation includes $9,000, $7,003 and $6,150 of contributions to the Company’s 401(k) retirement plan for 2005, 2004 and 2003, respectively, and $662, $651 and $648 of term life insurance premiums paid by the Bank on Mr. Mohler’s behalf for 2005, 2004 and 2003, respectively. Other annual compensation for 2004 includes $7,500 which represents the difference between the fair market value of 5,000 shares of common stock purchased upon the exercise of warrants and the $10 per share exercise price of the warrants. The aggregate market value of the stock purchased was $57,500 as of the exercise date of September 16, 2004, based on a sales price of $11.50 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold in over the counter trading on August 31, 2004. The summary of Mr. Mohler’s 2005 compensation does not include a bonus of $75,000 approved by the Compensation Committee of the Board of Directors on December 12, 2005 and paid on January 20, 2006.

(2)  Other compensation includes $7,388, $6,651 and $5,962 of contributions to the Company’s 401(k) retirement plan for 2005, 2004 and 2003, respectively, and $882, $868 and $864 of term life insurance premiums paid by the Bank on Mr. Semanie’s behalf for 2005, 2004 and 2003, respectively. The summary of Mr. Semanie’s 2005 compensation does not include a bonus of $60,000 approved by the Compensation Committee of the Board of Directors on December 12, 2005 and paid on January 20, 2006.

Aggregate Options Table

The following table sets forth information on the aggregate number of shares of common stock underlying unexercised options held as of December 31, 2005 by Mr. Mohler and Mr. Semanie and the aggregate dollar value of in-the-money unexercised options held as of December 31, 2005 by Mr. Mohler and Mr. Semanie.

Name	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005
	Exercisable	Unexercisable	Exercisable	Unexercisable
Hugh W. Mohler	27,945	9,310	$ 375,022	$ 124,940
Mark A. Semanie	13,972	4,658	187,504	62,510

The exercise price of these options is $7.58 per share. The market value of the common stock was $21.00 per share, which is the sales price at which shares of common stock were last sold in over the counter trading on December 31, 2005.

Employment Arrangements

Bay National Bank has entered into a written employment agreement with Mr. Mohler dated September 14, 1999, which became effective upon the opening of Bay National Bank on May 12, 2000. Under this agreement, Mr. Mohler serves as the president of Bay National Bank at an initial annual base salary of $154,000, subject to annual review. The Compensation Committee of the Board of Directors of the Bank provided Mr. Mohler with base salary increases of $10,000 beginning with the 2002 calendar year, $36,000 beginning with the 2005 calendar year, and $50,000 beginning with the 2006 calendar year. Accordingly, Mr. Mohler’s current base salary is $250,000. Also, the Compensation Committee of the Board of Directors of the Bank approved discretionary bonuses to Mr. Mohler of $30,000, $50,000 and $75,000 in December 2003, 2004 and 2005, respectively (the agreement is silent with respect to the payment of bonuses to Mr. Mohler). These bonuses were paid in January 2004, 2005 and 2006, respectively.

The agreement had an initial term of three years, automatically renewable for one-year terms unless written notice is provided by either party 90 days before expiration of a term. Written notice was not provided by either party 90 days before the expiration of the term which was set to expire on September 13, 2005 and, accordingly the new term is set to expire on September 13, 2006. It is anticipated that the term set to expire in September 2006 will automatically renew to September 2007.

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

Pursuant to the agreement, if Mr. Mohler is employed by Bay National Bank on the date of a “change of control,” he is entitled to a payment of 290% of his “base amount” (as that term is defined in Section 280G(b)(3) of the Internal Revenue Code) from Bay National Bank. In general, the employment agreement defines “change of control” as: (i) the acquisition by any person of beneficial ownership of forty percent (40%) or more of the outstanding shares of common stock of Bay National Bank or Bay National Corporation; (ii) the election of a majority of the members of the Board of Directors who were not approved or nominated by then incumbent board; or (iii) the approval by the stockholders of Bay National Bank or Bay National Corporation of: (a) a reorganization, merger or consolidation of Bay National Bank or Bay National Corporation, subject to certain exceptions; (b) a liquidation or dissolution of Bay National Bank or Bay National Corporation; or (c) the sale or other disposition of all or substantially all of the assets of Bay National Bank or Bay National Corporation.

If the change of control severance payment were required to be paid in 2006, Mr. Mohler would receive approximately $725,000.

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

Bay National Bank has agreed to employ Mr. Semanie on an at will basis at a rate of pay of $180,000 as of January 1, 2006. Mr. Semanie is also eligible for incentive bonuses at the discretion of the Compensation Committee of the Board of Directors, and is entitled to all benefits available to full time employees of Bay National Bank. Mr. Semanie is not a party to a written agreement with Bay National Bank.

The Compensation Committee of the Board of Directors of the Bank approved discretionary bonuses to Mr. Semanie of $30,000 in December 2002 and 2003, $40,000 in December 2004, and $60,000 in December 2005. These bonuses were paid in the subsequent calendar year.

In November 2001, Mr. Mohler was granted options to purchase 37,261 shares of Bay National Corporation common stock, and Mr. Semanie was granted options to purchase 18,630 shares of Bay National Corporation common stock. The options vest in four (4) equal installments with the first 25% installment vesting on the third anniversary of the officer’s date of employment with Bay National Bank. The remaining 25% installments vest on the fourth, fifth and sixth anniversary of the individual officer’s date of employment with Bay National Bank. A total of 51,233 of these options to purchase shares were exercisable as of, or within 60 days of, March 23, 2006. The options expire on November 19, 2009. They are exercisable at $7.58 per share. None have been exercised.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2005, with respect to compensation plans under which equity securities of Bay National Corporation are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
		4
Equity compensation plans approved by security holders	140,766	$ 7.67	52,508
Equity compensation plans not approved by security holders	-
Total	140,766	$ 7.67	52,508

Security Ownership

The following table sets forth the beneficial ownership of Bay National Corporation's common stock as of March 23, 2006 by its directors, executive officers named in the Summary Compensation Table in Item 10 above, directors and officers as a group and persons believed by management to beneficially own more than five percent (5%) of the common stock. The table includes warrants and options beneficially owned by these persons. Unless otherwise noted below, management believes that each person named in the table has the sole voting and sole investment power with respect to each of the shares of common stock reported as beneficially owned by such person.

Name and Address of Beneficial Owner (13)	Number of Shares (13)	Percentage of Class
Charles E. Bounds (1) 1707 Upper Millstone Lane Salisbury, Maryland 21801	7,880.39%
Gary T. Gill 6 Brierleigh Court Lutherville, Maryland 21093	5,949.30%
R. Michael Gill 707 President Street, Apt. 1606 Baltimore, Maryland 21202	1,380.07%
John R. Lerch (2) 618 Indian Lane Salisbury, Maryland 21801	45,000	2.24%
Donald G. McClure, Jr. (3) 24 Dockside Lane Key Largo, Florida 33037	17,000.85%
Hugh W. Mohler (4) 23 Buchanan Road Baltimore, Maryland 21212	94,061	4.68%
Robert L. Moore (5) 10 79th #403 Ocean City, Maryland 21842	9,844.49%
James P. O’Conor 2 Fieldspring Court Lutherville, Maryland 21093	5,000.25%
H. Victor Rieger, Jr. (6) 1015 Ivy Hill Road Cockeysville, Maryland 21030	29,000	1.44%

William B. Rinnier (7) 616 Manor Drive Salisbury, Maryland 21801	13,500.67%
Edwin A. Rommel, III (8) 5281 Silver Run Lane Salisbury, Maryland 21801	34,500	1.72%
Mark A. Semanie (9) 1200 Corinthian Court Bel Air, Maryland 21014	15,653.78%
Henry H. Stansbury (10) 6200 Foxhall Farm Road Catonsville, Maryland 21228	36,800	1.83%
Kenneth H. Trout (11) 804 Hillstead Drive Lutherville, Maryland 21093	89,482	4.45%
Eugene M. Waldron, Jr. (12) 5309 Woodlawn Avenue Chevy Chase, Maryland 20815	40,000	1.99%
Carl A.J. Wright 8609 Marburg Manor Drive Lutherville, Maryland 21093	14,000.70%
All directors and executive officers as a group: Sixteen persons	459,049	22.82%
NexTier, Inc. P.O. Box 1550 Butler, Pennsylvania 16003	163,624	8.13%

(1)  Includes 3,000 shares issuable upon the exercise of options that were fully exercisable starting in June 2005.

(2)  Includes 3,000 shares issuable upon the exercise of options that were fully exercisable starting in June 2005. Includes 9,000 shares held by LFI partnership, of which Mr. Lerch is a general partner; and 4,000 shares held by Mr. Lerch’s spouse.

(3)  Includes 2,250 shares issuable upon the exercise of options that were exercisable starting in April 2005 and 750 shares issuable upon the exercise of options that are exercisable within 60 days of the date of this annual report. Includes 10,000 shares held in trust for the benefit of Mr. McClure’s children for which Mr. McClure is a co-trustee.

(4)  Includes 40,261 shares issuable upon the exercise of options that were fully exercisable starting in May 2006. Includes 1,000 shares held by Mr. Mohler’s spouse.

(5)  Includes 2,250 shares issuable upon the exercise of options that were exercisable starting in starting in February 2006.

(6)  Includes 3,000 shares issuable upon the exercise of options that were fully exercisable starting in June 2005. Includes 1,000 shares held by Mr. Rieger’s spouse.

(7)  Includes 3,000 shares issuable upon the exercise of options that were fully exercisable starting in August 2005. Includes 3,000 shares held by Mr. Rinnier’s spouse.

(8)  Includes 3,000 shares issuable upon the exercise of options that were fully exercisable starting in June 2005.

(9)  Includes 13,972 shares issuable upon the exercise of options that were exercisable starting in October 2005.

(10)  Includes 3,000 shares issuable upon the exercise of options that were fully exercisable starting in June 2005. Includes 12,500 shares held by Mr. Stansbury’s spouse.

(11)  Includes 3,000 shares issuable upon the exercise of options that were fully exercisable starting in October 2005. Includes 84,482 shares held by Rosemore, Inc. Mr. Trout disclaims beneficial ownership as to the shares held by Rosemore, Inc.

(12)  Includes 3,000 shares issuable upon the exercise of options that were fully exercisable starting in June 2005.

(13)  All of the named individuals, other than Mr. Semanie, are directors of Bay National Corporation. Mr. Mohler is a director and executive officer of Bay National Corporation.

The number of shares beneficially owned includes shares of common stock subject to options held by the named persons that are exercisable as of, or within 60 days of, this report. Such shares are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options or warrants, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Item 12. Certain Relationships and Related Transactions

Prior to Bay National Corporation’s initial public offering, the organizers of Bay National Corporation and Bay National Bank and certain other investors purchased an aggregate of 112,500 shares of Bay National Corporation’s common stock at a purchase price of $10.00 per share. The primary purpose of this “organizational offering” was to provide Bay National Corporation and Bay National Bank with the capital necessary to fund some of the initial organizational and prepaid operating expenses.

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

Lucy Mohler, the spouse of Hugh W. Mohler, serves as Bay National Corporation’s and Bay National Bank’s Vice President of Marketing and Investor Relations. Ms. Mohler earned an aggregate compensation of $72,308 plus benefits valued at $3,239 during 2004 and aggregate compensation of $75,000 plus benefits valued at $3,373 during 2005 from Bay National Bank.

E. Matthew Waldron, III and C. Bradford Wright, the sons of directors Eugene M. Waldron and Carl A.J. Wright, respectively, became employees of Bay National Bank during 2004. Neither of them earned aggregate compensation in excess of $60,000 during 2004 or 2005.

Director John R. Lerch owns a 100% interest in the property being leased for Bay National Bank's Salisbury, Maryland branch office. This lease, which became effective as of September 1, 1999, was for a term of five years with Bay National Corporation having the option to extend the term for three five-year renewal terms. During the initial lease term, Bay National Corporation paid monthly rent of approximately $1,980, plus all real estate taxes and utilities. Bay National Corporation exercised its option to extend this lease and it will now terminate on August 31, 2009, unless extended. During the new lease term, Bay National Corporation will pay monthly rent of approximately $2,292, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell. Bay National Corporation paid Mr. Lerch $25,004 during 2004 and $27,500 during 2004 or 2005.

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

Director Gary T. Gill is president and chief executive officer of the MacKenzie Companies, which owns the property being leased for Bay National Bank's Lutherville, Maryland corporate and branch offices. Bay National Corporation is a party to two leases with this landlord dated July 16, 1999.  These leases were amended during February and October 2004 to add additional space and extended in October 2004 to February 28, 2010.  The leases were further amended in January and March 2005 to add additional space.  Bay National Corporation has the right to extend the leases for one additional five year term, to February 28, 2015.  The various amendments effectively combined both leases.

As of December 31, 2005, Bay National Corporation was leasing 4,067 square feet on the first floor of the building , 6,206 square feet on the third floor of the building, and 1,429 square feet in the basement of the building and was paying $28,258 in monthly rent, which includes Bay National Corporation’s share of taxes and building operating costs. Bay National Corporation paid the landlord $202,945 during 2004 and $286,406 during 2005.

The leases were originally entered into well in advance of Mr. Gill’s appointment to the Board of Directors in January 2003. Although Bay National Corporation did not have an independent third party reevaluate the lease terms in connection with the renewal, or evaluate the terms of the lease of additional space, management believes that the terms of the lease are at least as favorable as could be obtained from an independent third party.

Some of Bay National Bank’s directors and officers and the business and professional organizations with which they are associated have banking transactions with Bay National Bank in the ordinary course of business. It is Bay National Bank’s policy that any loans and loan commitments will be made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of comparable credit standing. Loans to directors and officers must comply with Bay National Bank's lending policies and statutory lending limits; therefore, directors with a personal interest in any loan application will be excluded from considering any such loan application.

The officers and directors of Bay National Corporation and Bay National Bank have loans due to Bay National Bank in the amount of $8,059,647 at December 31, 2005 and $5,828,095 at December 31, 2004. All loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

Item 13. Exhibits

The following exhibits are filed with or incorporated by reference into this report.

No.	Description of Exhibit

3.1*	Articles of Incorporation of Bay National Corporation
3.2*	Bylaws of Bay National Corporation
4.1*	Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*	Form of Common Stock Certificate
4.3	Indenture dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company, as Trustee.
4.4
Amended and Restated Declaration of Trust dated as of December 12, 2005 between Wilmington Trust Company, as the Trustees of Bay National Capital Trust I, Bay National Corporation, as Sponsor, and Hugh W. Mohler, Mark A. Semanie and Warren F. Boutilier, as the Administrators.

4.5	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1#*	Employment Agreement between Bay National Bank and Hugh W. Mohler dated September 14, 1999
10.2#*	Terms of December 2005 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler
10.3	Terms of December 2006 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler

10.4	Terms of Employment Arrangement between Bay National Bank and Mark A. Semanie
10.5**	Bay National Corporation Stock Option Plan
10.6**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
14@	Code of Ethics for Senior Financial Officers
21.1	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits which are denominated with an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

The exhibit which are denominated by two asterisks (**) were previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428.

The exhibit which is denominated by the at sign (@) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Annual Report on Form 10-KSB, as amended, filed on March 30, 2004.

The exhibit which is denominated by the number sign (#) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on January 26, 2005.

The exhibit which is denominated by two number signs (##) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on March 11, 2005.

The exhibits which are denominated by the number sign followed by the asterisk (#*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Annual Report on From 10-KSB filed on March 29, 2005.

Note: Exhibits 10.1 through 10.7 relate to management contracts or compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Stegman & Company for the audit of Bay National Corporation’s annual consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Stegman & Company during those periods.

	Years Ended December 31
	2005	2004

Audit Fees (1)	$45,490	$37,669
Audit Related Fees (2)	-	-
Tax Fees (3)	5,550	4,000
All Other Fees (4)	-	-
Total	$51,040	$41,669

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Stegman & Company in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees would normally consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3) Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4) All Other Fees would normally consist of fees for services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Before the accountant is engaged by Bay National Corporation or Bay National Bank to render any audit or non-audit services, the engagement is approved by Bay National Corporation’s audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY NATIONAL CORPORATION

Date: March 28, 2006	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Hugh W. Mohler Hugh W. Mohler	Director and President (Principal Executive Officer)	March 28, 2006
/s/ Mark A. Semanie Mark A. Semanie	Executive Vice President and CFO (Principal Accounting and Financial Officer)	March 28, 2006
/s/ Charles E. Bounds Charles E. Bounds	Director	March 28, 2006
/s/ Gary T. Gill Gary T. Gill	Director	March 28, 2006
/s/ R. Michael Gill R. Michael Gill	Director	March 28, 2006
/s/ John R. Lerch John R. Lerch	Director	March 28, 2006
/s/ Donald G. McClure, Jr. Donald G. McClure, Jr.	Director	March 28, 2006
/s/ Robert L. Moore Robert L. Moore	Director	March 28, 2006
/s/ James P. O’Conor James P. O’Conor	Director	March 28, 2006
/s/ H. Victor Rieger, Jr. H. Victor Rieger, Jr.	Director	March 28, 2006

/s/ William B. Rinnier William B. Rinnier	Director	March 28, 2006
/s/ Edwin A. Rommel Edwin A. Rommel, III	Director	March 28, 2006
/s/ Henry H. Stansbury Henry H. Stansbury	Director	March 28, 2006
/s/ Kenneth H. Trout Kenneth H. Trout	Director	March 28, 2006
/s/ Eugene M. Waldron, Jr. Eugene M. Waldron, Jr.	Director	March 28, 2006
/s/ Carl A. J. Wright Carl A.J. Wright	Director	March 28, 2006

EXHIBIT INDEX

No.	Description of Exhibit

3.1*	Articles of Incorporation of Bay National Corporation
3.2*	Bylaws of Bay National Corporation
4.1*	Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*	Form of Common Stock Certificate
4.3	Indenture dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company, as Trustee.
4.4
Amended and Restated Declaration of Trust dated as of December 12, 2005 between Wilmington Trust Company, as the Trustees of Bay National Capital Trust I, Bay National Corporation, as Sponsor, and Hugh W. Mohler, Mark A. Semanie and Warren F. Boutilier, as the Administrators.

4.5	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1#*	Employment Agreement between Bay National Bank and Hugh W. Mohler dated September 14, 1999
10.2#*	Terms of December 2005 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler
10.3	Terms of December 2006 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler

10.4	Terms of Employment Arrangement between Bay National Bank and Mark A. Semanie
10.5**	Bay National Corporation Stock Option Plan
10.6**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
14@	Code of Ethics for Senior Financial Officers
21.1	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The exhibits which are denominated with an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

The exhibit which are denominated by two asterisks (**) were previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428.

The exhibit which is denominated by the at sign (@) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Annual Report on Form 10-KSB, as amended, filed on March 30, 2004.

The exhibit which is denominated by the number sign (#) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on January 26, 2005.

The exhibit which is denominated by two number signs (##) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on March 11, 2005.

The exhibits which are denominated by the number sign followed by the asterisk (#*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Annual Report on From 10-KSB filed on March 29, 2005.

Note: Exhibits 10.1 through 10.7 relate to management contracts or compensatory plans or arrangements.