Form 10QSB
period 2006-03-31
BAY NATIONAL CORP
filed 2006-05-15
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number: 000-51765

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 12, 2006, the issuer had 1,930,894 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ____ No X__

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)

Cash and due from banks	$2,196,148	$1,460,669
Federal funds sold and other overnight investments	7,384,745	6,032,952
Investment securities available for sale (AFS) - at fair value	1,935,242	1,540,386
Other equity securities	942,990	794,440
Loans held for sale	3,819,502	17,509,064
Loans, net of unearned fees	199,605,492	182,080,897
Total loans	203,424,994	199,589,961
Less: Allowance for credit losses	(3,000,000)	(3,000,000)
Loans, net	200,424,994	196,589,961
Premises and equipment, net	1,029,781	746,826
Accrued interest receivable and other assets	2,537,629	2,801,101

Total Assets	$216,451,529	$209,966,335

LIABILITIES

Non-interest-bearing deposits	$27,504,239	$27,468,757
Interest-bearing deposits	162,126,069	155,104,329
Total deposits	189,630,308	182,573,086

Short-term borrowings	569,000	1,444,158
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,391,962	1,735,013

Total Liabilities	199,591,270	193,752,257

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,927,894 and 1,924,436 issued
and outstanding as of March 31, 2006 and December 31, 2005, respectively	19,279	19,244
Additional paid in capital	17,495,272	17,451,201
Accumulated deficit	(654,292)	(1,256,367)

Total Stockholders' Equity	16,860,259	16,214,078

Total Liabilities and Stockholders' Equity	$216,451,529	$209,966,335

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-month periods ended March 31, 2006 and 2005
(Unaudited)
	Three Months Ending March 31
	2006	2005

INTEREST INCOME:
Interest and fees on loans	$4,223,414	$2,463,260
Interest on federal funds sold and other overnight investments	62,389	66,478
Taxable interest and dividends on investment
securities	21,442	11,606
Total interest income	4,307,245	2,541,344

INTEREST EXPENSE:
Interest on deposits	1,434,862	790,469
Interest on short-term borrowings	17,720	8,116
Interest on note payable	-	16,996
Interest on subordinated debt	149,989	-
Total interest expense	1,602,571	815,581

Net interest income	2,704,674	1,725,763

Provision for credit losses	-	32,000

Net interest income after provision for
credit losses	2,704,674	1,693,763

NON-INTEREST INCOME:
Service charges on deposit accounts	40,739	49,239
Gain on sale of mortgage loans	83,256	41,604
Other income	16,285	11,386
Total non-interest income	140,280	102,229

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,230,142	748,595
Occupancy expenses	122,408	94,174
Furniture and equipment expenses	83,674	77,091
Legal and professional fees	35,583	40,000
Data processing and other outside services	162,164	208,825
Advertising and marketing related expenses	68,634	61,785
Other expenses	142,917	136,032
Total non-interest expenses	1,845,522	1,366,502

Income before income taxes	999,432	429,490
Income tax expense	397,357	-
NET INCOME	$602,075	$429,490

Per Share Data:
Cash Dividends Paid	$-	$-
Net Income (basic)	$.31	$.22
Net Income (diluted)	$.30	$.22

Weighted Average shares outstanding (basic)	1,926,038	1,919,725
Effect of Dilution - Stock options and Warrants	84,804	66,573
Weighted Average shares outstanding (diluted)	2,010,842	1,986,298

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three-months ended March 31, 2006 and 2005
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2005	$19,244	$17,451,201	$(1,256,367)	$16,214,078

Issuance of Common Stock	35	26,177	-	26,212

Stock based compensation expense	-	17,894	-	17,894

Net Income	-	-	602,075	602,075

Balances at March 31, 2006	$19,279	$17,495,272	$(654,292)	$16,860,259

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2004	$19,177	$17,400,284	$(4,000,697)	$13,418,764

Issuance of Common Stock	25	18,804	-	18,829

Net Income	-	-	429,490	429,490

Balances at March 31, 2005	$19,202	$17,419,088	$(3,571,207)	$13,867,083

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three-months ended March 31, 2006 and 2005
(Unaudited)
	2006	2005

Cash Flows From Operating Activities
Net income	$602,075	$429,490
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	50,540	41,113
Accretion of investment discounts	(16,871)	(9,009)
Provision for credit losses	-	32,000
Stock-based compensation expense	17,894	-
Gain on sale of loans held for sale	(83,256)	(41,604)
Origination of loans held for sale	(31,876,629)	(29,932,146)
Proceeds from sale of loans	45,649,447	31,860,097
Net decrease (increase) in accrued interest receivable and other assets	263,472	(188,976)
Net decrease in accrued expenses and other liabilities	(343,051)	(26,292)

Net cash provided by operating activities	14,263,621	2,164,673

Cash Flows From Investing Activities
Purchases of investment securities - AFS	(1,927,985)	(1,539,568)
Maturities of investment securities - AFS	1,550,000	1,550,000
Purchase of Federal Reserve Bank stock	(70,850)	-
Purchase of Federal Home Loan Bank of Atlanta stock	(77,700)	(98,700)
Loan disbursements in excess of principal payments	(17,524,595)	(781,359)
Capital expenditures	(333,495)	(74,940)
Net cash used in investing activities	(18,384,625)	(944,567)

Cash Flows From Financing Activities
Net increase in deposits	7,057,222	424,913
Net decrease in short-term borrowings	(875,158)	(120,000)
Net proceeds from stock issuance	26,212	18,829
Net cash provided by financing activities	6,208,276	323,742

Net increase in cash and cash equivalents	2,087,272	1,543,848
Cash and cash equivalents at beginning of period	7,493,621	18,111,952

Cash and cash equivalents at end of period	$9,580,893	$19,655,800

Cash paid for:
Interest	$1,465,563	$801,949
Income taxes	$431,357	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Three Months Ended March 31, 2006 and 2005
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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The balances as of December 31, 2005 have been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation’s 2005 Annual Report on Form 10-KSB. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2005 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2006 or any other interim period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of March 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2006, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

3. INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes were not recognized until the fourth quarter of 2005 when it was deemed more likely than not that the benefits of such deferred income taxes would be realized; accordingly, no deferred income taxes or income tax benefits were recorded by the Company for the three months ended March 31, 2005.

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

5. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three month period ended March 31, 2006. Prior periods have not been restated. Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ending March 31
	2006	2005
Amounts charged against income, before tax benefit	$17,894	$-

Amount of related income tax benefit recognized in income	$883	$-

 The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-month period ended March 31, 2005:

Three Months Ending March 31, 2005

Net income, as reported	$429,490

Less pro forma stock-based compensation expense determined under the fair value method	(17,011)

Pro forma net income	$412,479

Net income per share:
Basic - as reported	$.22
Diluted - as reported	$.22
Basic - pro forma	$.21
Diluted - pro forma	$.21

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

The following is a summary of changes in shares under options for the three-month periods ended March 31, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	147,492	$ 7.67
Granted	-	-
Cancelled	-	-
Exercised	(2,484)	7.67
Balance, March 31, 2005	145,008	7.67

Balance, December 31, 2005	140,766	7.67
Granted	-	-
Cancelled	(1,242)	7.58
Exercised	(3,458)	7.58
Balance, March 31, 2006	136,066	7.68

Weighted average fair value of options granted during 2002	$3.05

The following table summarizes information about options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$7.58	119,251	3	$7.58	99,949	$7.58
$8.37	16,815	4	$8.37	4,204	$8.37
	136,066		$7.68	104,153	$7.61

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2006 was $1,560,677 and $1,201,926, respectively based upon a closing price of $19.15 per share.

Item 2. Management's Discussion and Analysis

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of March 31, 2006 and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005.

Overview

On May 12, 2000, the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

The Bank serves the business communities of North Baltimore and Salisbury, Maryland.

Asset growth continued for the three-month period ended March 31, 2006, while operating results continued to improve significantly over prior year results. Key measurements for the three-month period ended March 31, 2006 include the following:

•	Total assets at March 31, 2006 increased to $216.5 million from $210 million as of December 31, 2005.

•	Net loans outstanding increased from $196.6 million as of December 31, 2005 to $200.4 million as of March 31, 2006.

•	There were approximately $1.2 million of nonperforming loans at March 31, 2006. The Company continues to maintain appropriate reserves for loan losses.

•	Deposits at March 31, 2006 increased to $189.6 million from $182.6 million as of December 31, 2005.

•
During March 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. This network provides the Company with the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. These deposits are considered “Brokered Deposit” for bank regulatory purposes. As of March 31, 2006, the Company had approximately $1.2 million of CDARS deposits outstanding.

•
Net income before income taxes was $999,432 for the three-month period ended March 31, 2006. This represents an increase of $569,942 or 132.7% over net income before income taxes for the three-month period ended March 31, 2005.

•
The Company realized net income of $602,075 for the three-month period ended March 31, 2006. This represents an increase of 40.2% over net income of $429,490 for the three-month period ended March 31, 2005.

•
Net interest income, the Company’s main source of income, was $2.7 million during the three-month period ended March 31, 2006 compared to $1.7 million for the same period in 2005. This represents an increase of 56.7%.

•	There were no charge-offs for the three-month periods ended March 31, 2006 and 2005, respectively.

•	Non-interest income increased by $38,051, or 37.2%, for the three-month period ended March 31, 2006 as compared to the same period in 2005.

•	Non-interest expenses increased by $479,020, or 35.1%, for the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005.

•	The market price of common shares increased 32.1%, to a closing price of $19.15 at March 31, 2006 from the closing price of $14.50 on March 31, 2005.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

The Company recorded net income of $602,075 for the three-month period ended March 31, 2006. This compares to net income of $429,490 for the same period in 2005. This is an improvement of $172,585, or 40.2%, for the three-month period. This significant improvement occurred even though the Company recorded $397,357 of income tax expense for the quarter ended March 31, 2006 and no income tax expense for the same period in 2005. The year-over-year improvement in results is due to the continued year-over-year growth of the loan portfolio, resulting in increased interest and fees on loans, improvement in net interest margins and prudent management of operating expenses.

The Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Lutherville mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the three-month periods ended March 31, 2006 and 2005, gains on the sale of mortgage loans totaled $83,256 and $41,604, respectively.

Gains on the sale of mortgage loans has increased from 2005 due to the addition of the Lutherville origination operation, which focuses on construction and rehabilitation loans that will be modified to permanent financing upon completion of the project. The permanent financing is then sold in the secondary market. Management believes that this type of residential lending is less sensitive to the fluctuation of interest rates than conventional mortgage loans.

During the second quarter of 2004, the Company began purchasing 100% participations in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans which a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. During this holding period, the Company earns interest on these loans at a rate indexed to the prime rate.

As of March 31, 2006, the Company held $1.1 million of these loans which were classified as held for sale. The Company earned $137,159 of interest on this program for the three-month period ended March 31, 2006. This compares to $104,558 for the same period in 2005. The activity in this program declined significantly during the first quarter of 2006 as the originating mortgage company has utilized other available funding sources. As a result, management expects income from this program to decline over the remainder of the year. Total interest income for this program was $751,803 for the year ended December 31, 2005.

Management expects continued strength in operating results over the remainder of 2006; however, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the continued success of the Lutherville mortgage lending operation, the impact of declining volume in the mortgage participations purchasing program and the volatility of existing mortgage loan production, which is sensitive to economic and interest rate fluctuations.

Net Interest Income

Net interest income is the difference between income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, investments, and federal funds sold. Interest-bearing deposits, other short-term borrowings and subordinated debt make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

As previously stated, net interest income was $2.7 million during the three-month period ended March 31, 2006 as compared to $1.7 million for the same period in 2005. This represents an increase of 56.7% for the three-months ended March 31, 2006 as compared to the same period in 2005.

Interest income from loans and investments for the three-month period ended March 31, 2006 was $4.3 million, compared to $2.5 million for the three-month period ended March 31, 2005. The 69.5% increase for the three-month period over the same period in 2005 was directly related to the 25.4% increase in average interest-earning assets for the three-months ended March 31, 2006 as compared to the same period in 2005. The increase in interest income was also aided by a significant increase in average yields due to eight .25% increases in the target federal funds rate since March 31, 2005. The yields on interest earning assets increased from 6.05% for the three-months ended March 31, 2005 to 8.28% for the three-months ended March 31, 2006.

The percentage of average interest-earning assets represented by loans was 94.1% and 89.6% for the three-month periods ended March 31, 2006 and 2005, respectively. The increase was related to management’s decision to increase net interest income by maintaining a higher concentration of loans which typically earn higher yields than investment securities. For the three-month period ended March 31, 2006, the average yield on the loan portfolio increased to 8.63% from 6.54% for the three-month period ended March 31, 2005. This increase is primarily due to the Federal Reserve increasing its target for the federal funds rate from 2.75% as of March 31, 2005 to 4.75% as of March 31, 2006. As can be seen by the yields discussed above, these increases had a significant effect on the Company’s operating results. Management believes that any future increases in the target federal funds rate will similarly improve yields on earning assets in future periods.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 2.74% for the three-month period ended March 31, 2006 as compared to 1.79% for the same period in 2005. This improvement in the average yield was a direct result of the Federal Reserve actions discussed above, as well as an increase in the Company’s holdings of Federal Reserve and Federal Home Loan bank stocks, which pay dividend yields greater than those earned by the Company’s cash and cash equivalents. The percentage of average interest-earning assets represented by investments was 5.9% and 10.4% for the three-month periods ended March 31, 2006 and 2005, respectively.

Interest expense from deposits and borrowings for the three-month period ended March 31, 2006 was $1,602,571, compared to $815,581 for the comparable period in 2005. This 96.5% increase is the result of a 29.0% increase in average interest-bearing liabilities for the three-month period ended March 31, 2006 as compared to the same period in 2005 as well as an increase in average rates paid. Average rates paid on these liabilities increased from 2.47% for the three-month period ended March 31, 2005 to 3.82% for the three-month period ended March 31, 2006. The increase in rates paid is directly attributable to the Federal Reserve actions discussed above as well as the issuance of $8 million of subordinated debt in December 2005. This subordinated debt bears interest at 7.2% plus the amortization of debt issuance costs, which brings the effective cost to 7.60%.

As a result of the factors discussed above, net interest margins increased to 5.20% for the three-month period ended March 31, 2006. This is a 26.5% improvement over net interest margin of 4.11% for the same period in 2005. Although market rates of interest have increased significantly since March 31, 2005, management has been able to carefully implement deposit rate increases, which has allowed for significantly improved margins. Management expects that pressure to increase rates paid on deposits will increase if the target for the federal funds rate continues to rise.

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

Three Months Ended March 31, 2006
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$198,417,445	$4,223,414	8.63%
Investment securities	2,514,546	21,442	3.46
Federal funds sold and other overnight investments	9,896,110	62,389	2.56
Total earning assets	210,828,101	4,307,245	8.28%
Less: Allowance for credit losses	(3,000,000)
Cash and due from banks	2,018,514
Premises and equipment, net	996,564
Accrued interest receivable and other assets	2,577,895
Total assets	$213,421,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$53,327,622	393,507	2.99%
Regular savings deposits	10,331,445	16,599.65
Time deposits	96,558,104	1,024,756	4.30
Short-term borrowings	1,875,344	17,720	3.83
Subordinated debt	8,000,000	149,989	7.60
Total interest-bearing liabilities	170,092,515	1,602,571	3.82%
Net interest income and spread		$2,704,674	4.47%
Non-interest-bearing demand deposits	25,333,352
Accrued expenses and other liabilities	1,475,407
Stockholders’ equity	16,519,800
Total liabilities and stockholders’ equity	$213,421,074

Interest income/earning assets	8.28%
Interest expense/earning assets	3.08
Net interest margin	5.20%

Return on Average Assets (Annualized)	1.14%
Return on Average Equity (Annualized)	14.78%
Average Equity to Average Assets	7.74%

Three Months Ended March 31, 2005
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$150,681,459	$2,463,260	6.54%
Investment securities	2,104,452	11,606	2.21
Federal funds sold and other overnight investments	15,320,999	66,478	1.74
Total earning assets	168,106,910	2,541,344	6.05%
Less: Allowance for credit losses	(1,821,378)
Cash and due from banks	1,173,244
Premises and equipment, net	608,415
Accrued interest receivable and other assets	667,893
Total assets	$168,735,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$55,952,233	202,465	1.45%
Regular savings deposits	5,335,595	8,538.64
Time deposits	67,856,868	579,466	3.42
Short-term borrowings	1,460,756	8,116	2.22
Note payable	1,250,000	16,996	5.44
Total interest-bearing liabilities	131,855,452	815,581	2.47%
Net interest income and spread		$1,725,763	3.58%
Non-interest-bearing demand deposits	22,758,094
Accrued expenses and other liabilities	614,716
Stockholders’ equity	13,506,822
Total liabilities and stockholders’ equity	$168,735,084

Interest income/earning assets	6.05%
Interest expense/earning assets	1.94
Net interest margin	4.11%

Return on Average Assets (Annualized)	1.02%
Return on Average Equity (Annualized)	12.72%
Average Equity to Average Assets	8.00%

Provision for Credit Losses

There was no provision for credit losses for the three-month period ended March 31, 2006, as compared to a $32,000 provision for the three-month period ended March 31, 2005. The provision for credit losses is normally reflective of the growth in loan balances outstanding in all segments of the portfolio as well as changes in the relative level of risk in the portfolio. The provision for the three-month period ended March 31, 2006 was lower than the same period in the prior year due to the fact that the relative risk mix of the portfolio declined for the three-month period ended March 31, 2006 as the Company successfully eliminated some riskier loans from the portfolio. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month period ended March 31, 2006, the Company realized non-interest income of $140,280 as compared to $102,229 for the three-month period ended March 31, 2005. Gains on the sale of mortgage loans of $83,256 comprised 59.3% of the total for the three-month period ended March 31, 2006. This compares to gains on the sale of mortgage loans of $41,604, or 40.7% of total non-interest income, for the three-month period ended March 31, 2005.

The level of gains on the sale of mortgage loans increased in the three-month period ended March 31, 2006 because the Company added additional residential construction and mortgage capabilities with the opening of the Lutherville mortgage operation in February 2005. This was achieved through the hiring of a team of eight individuals, including originators, processors and servicers who have extensive experience in the industry and the Company’s market area. While these additional capabilities have increased the level of gains on the sale of mortgage loans, while also providing interest income on construction loans, it should be noted that additional increases in interest rates, or a slow down in the housing market, could impact the Company’s ability to generate non-interest income associated with mortgage loan production.

Service charges on deposit accounts totaled $40,739 for the three-month period ended March 31, 2006, as compared to $49,239 for the three-month period ended March 31, 2005. This 17.3% decrease is directly attributable to a decline in analysis fees charged on commercial deposit accounts. This decline occurred as the rate used for the calculation of analysis credits increased in conjunction with the increase in the target federal funds rate discussed earlier. Analysis credits are fee reductions provided based upon the analysis credit rate and the average balance of the account subject to analysis fees.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month period ended March 31, 2006 totaled $1,845,522. This compares to non-interest expense for the comparable periods in 2005 of $1,366,502. The increases of $479,020, or 35.1%, resulted from an increase in salaries and benefits of $481,547, or 64.3% for the same period. The increases in salaries and benefits related to staffing growth, including the addition of an eight-person mortgage lending operation in February 2005, as well as the addition of commercial account portfolio managers and other operational support personnel. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.

Occupancy expenses increased by $28,234 for the three months ended March 31, 2006, as compared to the same period in 2005. The 30.0% increase for the period, as compared to the same period in 2005, was due in part to scheduled rent increases as well as the acquisition of new space obtained to facilitate the expansion of the Company’s Lutherville banking office and to accommodate the Lutherville mortgage lending group.

The $46,661, or 22.3%, decline in data processing and other outside services expense for the three months ended March 31, 2006, as compared to the same period in 2005 is the result of decreased data and item processing costs and other costs paid to external service providers. The 2005 costs include one-time expenses of approximately $45,000 incurred in conjunction with the Bank’s change of core processor in May 2005 and approximately $8,000 of systems support costs incurred to facilitate network infrastructure changes required for a bank processing system upgrade.

Advertising and marketing-related expenses increased $6,849, or 11.1%, for the three-months ended March 31, 2006, as compared to the same period in 2005. The increase was related to the number of business development professionals on staff.

The remaining $9,051 increase in all other non-interest expense items relates to various costs associated with the increased size and complexity of the Company.

The banking industry utilizes the “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before the loan loss provision and non-interest income. The Company’s efficiency ratio was 64.9% for the three-month period ended March 31, 2006. This compares to 74.8% for the same period in 2005. The improved ratios from the prior year were driven by strong revenue growth and prudent management of the Company’s cost structure.

As previously discussed, non-interest expense for the three-month period ended March 31, 2006 increased by 35.1% from the comparable 2005 period. The rate of increase in non-interest expenses, including non-recurring expenses, is substantially less than the 56.7% increase in net interest income for the three-month period ended March 31, 2006 as compared to the same period in 2005. Management believes this indicates that the Company is continuing to effectively leverage its cost structure to generate profitable growth. Management believes that, while continued growth of the Company’s customer base will require additional staffing and space in order to appropriately service customers and effectively manage the business, this additional growth can continue without proportionate increases in these costs.

Income Taxes

For the three-month period ended March 31, 2006, the Company recorded income tax expense for the first time in its brief history, recording $397,357 of income tax expense for the period. For financial reporting purposes, taxable income for the three-month period ended March 31, 2005 was offset by the Company’s net operating loss carryforward available in that period.

The use of the net operating loss carryforward had a positive effect on 2005 earnings because no income tax expense was recorded. In future periods, the Company will continue to record income tax expense at the statutory rate. Recognizing income tax expense in future periods will have a detrimental effect on the year-over-year earnings growth for 2006.

Financial Condition

Composition of the Balance Sheet

As of March 31, 2006, total assets were $216,451,529. This represents growth of $6,485,194, or 3.1%, since December 31, 2005. The growth in total assets includes increases of $735,479 in cash and due from banks, $1,351,793 in federal funds sold and other overnight investments, $394,856 in investment securities available for sale, $148,550 in other equity securities, $3,835,033 in loans net of the allowance for credit losses and $19,483 in other non-earning assets.

During the second quarter of 2004, the Company introduced a new loan program for conventional first lien and second lien residential mortgage loans. Under this program, the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans that a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor, during which time the secondary market investor reviews the files for completeness and accuracy. The Company earns interest on these loans at a rate indexed to the prime rate. The primary risk of this program is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio.

As of March 31, 2006, the Company held $1.1 million of these loans which were classified as held for sale, a significant decrease from the $15.5 million held as of December 31, 2005. This $14.4 million decrease was a result of the mortgage company’s decision to use other funding sources for loans originated in the three months ended March 31, 2006. The decrease was slightly offset by an increase of approximately $700,000 in loans held for sale originated by the Company’s Lutherville and Salisbury mortgage operations.

As of March 31, 2006, loans, excluding loans held for sale, totaled $199,605,492. This represents an increase of $17,524,595, or 9.6%, from a balance of $182,080,897 as of December 31, 2005. Essentially all of this growth is a result of residential construction and rehabilitation lending generated by the Lutherville residential lending group established in February 2005. Excluding Lutherville residential construction and rehabilitation loans, loan growth was essentially flat due to significant pay downs and payoffs. A total of approximately $13.2 million in loans that were outstanding as of December 31, 2005 were paid off during the first three months of 2006. This activity, combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans, offset most of the approximately $14.6 million in new loans funded during that same period. The Company continues to seek prudent growth through the identification of new market segments, hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

The composition of the loan portfolio as of March 31, 2006 was approximately $71.5 million of commercial loans, $2.3 million of consumer loans, and $125.8 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2005 was approximately $75.6 million of commercial loans, $2.9 million of consumer loans, and $103.6 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $3.8 million and $17.5 million as of March 31, 2006 and December 31, 2005, respectively.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled approximately $12.5 million as of March 31, 2006 compared to approximately $9.8 million as of December 31, 2005.

At March 31, 2006, the Company had federal funds sold and other overnight investments totaling $7,384,745 as compared to $6,032,952 as of December 31, 2005. The Company held $523,190 of Federal Reserve Bank stock as of March 31, 2006 and $452,340 as of December 31, 2005. The Company also held Federal Home Loan Bank of Atlanta stock of $419,800 and $342,100 as of March 31, 2006 and December 31, 2005, respectively, and United States Treasury bills with a maturity value of $1,950,000 and $1,550,000 as of March 31, 2006 and December 31, 2005, respectively. The Treasury securities are used to collateralize repurchase agreements, which are classified as short-term borrowings under which $300,000 and $916,158 were outstanding as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, approximately $334,000 of Treasury securities were pledged to collateralize uninsured deposits held for a municipal government. Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

The increase in total assets was funded with operating earnings and an increase in deposits of $7,057,222, or 3.9%, since December 31, 2005. Short-term borrowings decreased by $875,158.

Deposits at March 31, 2006 were $189,630,308, of which approximately $8.3 million, or 4.4%, were related to two customers in one industry and a third customer in another industry. Deposits at December 31, 2005 were $182,573,086, of which deposits for these same customers stood at approximately $12.0 million, or 6.6%, of total deposits. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. Management was able to manage the rate of deposit growth to closely match loan growth by actively managing the level of certificates of deposit obtained by listing rates on the internet.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of March 31, 2006, the Company had outstanding certificates of deposit of approximately $32.5 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). These certificates of deposit were issued with an average yield of 4.21% and an average term of 27.3 months. Included in the $32.5 million of Internet-originated certificates of deposit is one certificate of deposit in the amount of $97,970 that has been classified as a “Brokered Deposit” for bank regulatory purposes. This “Brokered Deposit” was issued with a yield of 2.75% and matures in October 2006. As of December 31, 2005, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $33.8 million, and included the same “Brokered Deposit” with a balance at that time of $97,296.

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company obtained the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. These deposits are considered “Brokered Deposits” for bank regulatory purposes. As of March 31, 2006, the Company had approximately $1.2 million of CDARS deposits outstanding.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit, CDARS deposits and all but $5.0 million of deposits from the three large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $152,637,955 as of March 31, 2006, up 7.6% from $141,825,926 as of December 31, 2005. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Short-term borrowings include repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of repurchase agreements decreased from $916,158 at December 31, 2005 to $300,000 at March 31, 2006 due to one customer’s decision to transfer approximately $1.2 million of funds from this program to the CDARS program and to invest available overnight funds in the Bank’s newly created Commercial Paper program. This decision is advantageous for the Bank and its customer because it provides FDIC insurance on the customer’s balances in the CDARS program and eliminates the Bank’s need to tie up securities as collateral for deposits.

Included in short-term borrowings as of March 31, 2006 is $269,000 of borrowings under the previously mentioned Overnight Commercial Paper program. These borrowing are unsecured and are subordinated to all deposits. Short-term borrowings as of December 31, 2005 included $528,000 borrowed under unsecured Federal funds lines of credit.

Subordinated debt consists of $8 million of fixed interest rate trust preferred securities (the “Trust Preferred Securities”), issued through a Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Company formed the Trust on December 12, 2005, and the Trust issued $8 million of trust preferred securities to investors at a fixed interest rate of 7.20%. The preferred securities bear a maturity date of February 23, 2036, but may be redeemed at the Company’s option on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, and require quarterly distributions by the trust to the holder of the trust preferred securities. The securities are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated securities. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

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

The allowance for credit losses as of March 31, 2006 and December 31, 2005 was $3,000,000. The amount equates to 1.47% and 1.50% of outstanding loans, including loans held for sale, as of March 31, 2006 and December 31, 2005, respectively. The slightly decreased percentage as of March 31, 2006 was due to the fact that the level of risk in the loan portfolio decreased during the three-month period ended March 31, 2006. Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

As of March 31, 2006, the Company had two non accrual loans, one with an unpaid principal balance of approximately $514,000 and the other with an unpaid principal balance of approximately $667,000. Both of these loans are classified as impaired. Management has established specific credit loss allowances totaling approximately $633,000 for these loans. Any losses on these loans will be charged off as soon as the amount of loss is determinable. Management believes that the allowances are adequate to provide for any such losses.

The Company had no charge-offs during the three-month periods ended March 31, 2006 and 2005, respectively.

Management believes that the overall allowance for credit losses is adequate.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of March 31, 2006, the Company had $2,196,148 in cash and due from banks, $7,384,745 in federal funds sold and other overnight investments, $1,935,242 in three-month U.S. Treasury Securities, and $3,819,502 in loans expected to be sold within 60 days. As of December 31, 2005, the Company had $1,460,669 in cash and due from banks, $6,032,952 in federal funds sold and other overnight investments, $1,540,386 in three-month U.S. Treasury Securities, and $17,509,064 in loans expected to be sold within 60 days. The decline in loans expected to be sold within 60 days is related to the previously discussed decline in volume of the mortgage participations purchasing program.

The stability in the overall level of liquid assets, other than loans expected to be sold within 60 days, is the result of an ongoing effort by management to maintain adequate liquidity to fund loan growth and declines in deposit levels. The decline in loans expected to be sold within 60 days is not expected to impact future liquidity since any such decline also reduces funding needs. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

The Company has commitments for a total of $7.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $21 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of March 31, 2006. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2006, which are expected to mature or reprice in each of the time periods shown:

				Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$7,384,745	3.46%	$7,384,745	$-	$-	$-
Loans held for sale	3,819,502	1.79%	3,819,502	-	-	-
Loans - Variable rate	117,644,519	55.05%	117,644,519	-	-	-
Loans - Fixed rate	81,960,973	38.35%	10,146,829	38,301,259	31,525,481	1,987,404
Other earning assets	2,878,232	1.35%	1,935,242	-	-	942,990
Total interest-earning assets	$213,687,971	100.00%	$140,930,837	$38,301,259	$31,525,481	$2,930,394

Interest-bearing liabilities
Deposits - Variable rate	$62,617,586	36.68%	$62,617,586	$-	$-	$-
Deposits - Fixed rate	99,508,483	58.30%	23,595,242	34,995,729	40,917,512	-
Short-term borrowings - Variable rate	569,000.33%		569,000	-	-	-
Subordinated debt	8,000,000	4.69%	-	-	-	8,000,000
Total interest-bearing liabilities	$170,695,069	100.00%	$86,781,828	$34,995,729	$40,917,512	$8,000,000

Periodic repricing differences
Periodic gap			54,149,009	3,305,530	(9,392,031)	(5,069,606)
Cumulative gap			54,149,009	57,454,539	48,062,508	42,992,902

Ratio of rate sensitive assets to rate sensitive liabilities			162.40%	109.45%	77.05%	36.63%

The Company has 60.30% of its interest-earning assets and 37.01% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $42,992,902. The majority of this gap is concentrated in items maturing or repricing within one year. This gap is generally reflective of the Company’s emphasis on originating variable rate loans and short-term fixed rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Outstanding loan commitments and lines and letters of credit as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005
Loan commitments	$34,865,434	$21,577,585
Unused lines of credit	48,036,205	41,317,927
Letters of credit	2,972,304	2,754,383

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

The increase in the overall level of loan commitments and unused lines of credit as of March 31, 2006 as compared to loan commitments and unused lines of credit as of December 31, 2005, is consistent with the overall increase in outstanding loans.

Capital Resources

The Company had stockholders’ equity at March 31, 2006 of $16,860,259 as compared to $16,214,078 at December 31, 2005. The increase in capital is a result of the positive operating results for the three-months ended March 31, 2006 plus an additional $26,212 received upon the issuance of shares of common stock upon the exercise of options. Management believes that the Company has adequate capital to support projected asset growth over the next 12 months.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at March 31, 2006.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of March 31, 2006 and December 31, 2005, respectively:

	March 31, 2006	December 31, 2005
Total deposits	$189,630,308	$182,573,086
National market certificates of deposit (includes CDARS deposits)	(33,668,936)	(33,765,135)
Variable balance accounts (3 customers)	(8,323,417)	(11,982,025)
Portion of variable balance accounts considered to be core	5,000,000	5,000,000
Core deposits	$152,637,955	$141,825,926

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

For additional information regarding the allowance for loan and lease losses, see “Allowance for Credit Losses and Credit Risk Management.”.

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of March 31, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

Information Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Exchange Act. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-QSB; the Company’s limited operating history; dependence on key personnel; risks related to the Bank’s choice of loan portfolio; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Factors Affecting Future Results” in Bay National Corporation’s Form 10-KSB for the year ended December 31, 2005. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bay National Corporation

Date: May 12, 2006	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: May 12, 2006	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)