Form 10QSB
period 2006-06-30
BAY NATIONAL CORP
filed 2006-08-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ____ No X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 10, 2006, the issuer had 1,933,894 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):	Yes ____ No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)

Cash and due from banks	$4,061,111	$1,460,669
Federal funds sold and other overnight investments	4,759,993	6,032,952
Investment securities available for sale (AFS) - at fair value	698,412	1,540,386
Other equity securities	1,075,840	794,440
Loans held for sale	6,517,855	17,509,064
Loans, net of unearned fees	211,873,449	182,080,897
Total loans	218,391,304	199,589,961
Less: Allowance for credit losses	(3,000,000)	(3,000,000)
Loans, net	215,391,304	196,589,961
Premises and equipment, net	1,026,092	746,826
Accrued interest receivable and other assets	3,051,901	2,801,101

Total Assets	$230,064,653	$209,966,335

LIABILITIES

Non-interest-bearing deposits	$30,350,943	$27,468,757
Interest-bearing deposits	168,554,655	155,104,329
Total deposits	198,905,598	182,573,086

Short-term borrowings	3,975,000	1,444,158
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,588,592	1,735,013

Total Liabilities	212,469,190	193,752,257

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,930,894 and 1,924,436 issued
and outstanding as of June 30, 2006 and December 31, 2005, respectively	19,309	19,244
Additional paid in capital	17,557,620	17,451,201
Retained earnings (accumulated deficit)	18,534	(1,256,367)

Total Stockholders' Equity	17,595,463	16,214,078

Total Liabilities and Stockholders' Equity	$230,064,653	$209,966,335

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six-month periods ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ending June 30		Six Months Ending June 30
	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$4,738,860	$2,776,966	$8,962,274	$5,240,226
Interest on federal funds sold and other overnight investments	88,074	45,306	150,463	111,784
Taxable interest and dividends on investment
securities	39,688	25,762	61,130	37,368
Total interest income	4,866,622	2,848,034	9,173,867	5,389,378

INTEREST EXPENSE:
Interest on deposits	1,705,133	873,777	3,139,995	1,664,246
Interest on short-term borrowings	35,216	37,434	52,936	45,550
Interest on note payable	-	18,527	-	35,523
Interest on subordinated debt	150,088	-	300,077	-
Total interest expense	1,890,437	929,738	3,493,008	1,745,319

Net interest income	2,976,185	1,918,296	5,680,859	3,644,059

Provision for credit losses	-	203,500	-	235,500

Net interest income after provision for
credit losses	2,976,185	1,714,796	5,680,859	3,408,559

NON-INTEREST INCOME:
Service charges on deposit accounts	42,022	44,703	82,761	93,942
Gain on sale of mortgage loans	191,603	104,147	274,859	145,751
Other income	20,590	11,551	36,875	22,937
Total non-interest income	254,215	160,401	394,495	262,630

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,347,869	832,896	2,578,011	1,581,491
Occupancy expenses	121,534	100,709	243,942	194,883
Furniture and equipment expenses	80,162	74,791	163,836	151,882
Legal and professional fees	56,506	32,712	92,089	72,712
Data processing and other outside services	183,756	143,010	345,920	351,835
Advertising and marketing related expenses	167,723	90,850	236,357	152,635
Other expenses	155,448	162,107	298,365	298,139
Total non-interest expenses	2,112,998	1,437,075	3,958,520	2,803,577

Income before income taxes	1,117,402	438,122	2,116,834	867,612
Income tax expense	444,576	-	841,933	-
NET INCOME	$672,826	$438,122	$1,274,901	$867,612

Per Share Data:
Cash Dividends Paid	$-	-	$-	-
Net Income (basic)	$.35	.23	$.66	.45
Net Income (diluted)	$.33	.22	$.63	.44

Weighted Average shares outstanding (basic)	1,929,674	1,921,649	1,927,866	1,920,693
Effect of Dilution - Stock options and Warrants	79,831	76,269	82,309	72,020
Weighted Average shares outstanding (diluted)	2,009,505	1,997,918	2,010,175	1,992,713

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six-months ended June 30, 2006 and 2005
(Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2005	$19,244	$17,451,201	$(1,256,367)	$16,214,078

Issuance of Common Stock	65	48,887	-	48,952

Stock based compensation expense	-	57,532	-	57,532

Net Income	-	-	1,274,901	1,274,901

Balances at June 30, 2006	$19,309	$17,557,620	$18,534	$17,595,463

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2004	$19,177	$17,400,284	$(4,000,697)	$13,418,764

Issuance of Common Stock	67	50,917	-	50,984

Net Income	-	-	867,612	867,612

Balances at June 30, 2005	$19,244	$17,451,201	$(3,133,085)	$14,337,360

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six-months ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash Flows From Operating Activities
Net income	$1,274,901	$867,612
Adjustments to reconcile net income to net cash provided (used)
by operating activities:
Depreciation	110,055	86,509
Accretion of investment discounts	(33,302)	(19,872)
Provision for credit losses	-	235,500
Stock-based compensation expense	57,532	-
Gain on sale of loans held for sale	(274,859)	(145,751)
Origination of loans held for sale	(57,926,124)	(77,927,607)
Proceeds from sale of loans	69,192,192	70,824,346
Net increase in accrued interest receivable and other assets	(250,800)	(289,739)
Net increase (decrease) in accrued expenses and other liabilities	(146,421)	40,142

Net cash provided (used) by operating activities	12,003,174	(6,328,860)

Cash Flows From Investing Activities
Purchases of investment securities - AFS	(2,824,724)	(3,078,068)
Maturities of investment securities - AFS	3,700,000	3,100,000
Purchase of Federal Reserve Bank stock	(113,700)	(139,650)
Purchase of Federal Home Loan Bank of Atlanta stock	(167,700)	(98,700)
Loan disbursements in excess of principal payments	(29,792,552)	(16,001,773)
Capital expenditures	(389,321)	(292,435)
Net cash used in investing activities	(29,587,997)	(16,510,626)

Cash Flows From Financing Activities
Net increase in deposits	16,332,512	14,541,189
Net increase in short-term borrowings	2,530,842	117,000
Proceeds from Notes Payable	-	250,000
Net proceeds from stock issuance	48,952	50,984
Net cash provided by financing activities	18,912,306	14,959,173

Net increase (decrease) in cash and cash equivalents	1,327,483	(7,880,313)
Cash and cash equivalents at beginning of period	7,493,621	18,111,952

Cash and cash equivalents at end of period	$8,821,104	$10,231,639

Cash paid for:
Interest	$3,342,323	$1,705,524
Income taxes	$910,392	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2006, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

3. INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes were not recognized until the fourth quarter of 2005 when it was deemed more likely than not that the benefits of such deferred income taxes would be realized; accordingly, no deferred income taxes or income tax benefits were recorded by the Company for the six months ended June 30, 2005.

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

5. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three and six-month periods ended June 30, 2006. Prior periods have not been restated. Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ending June 30		Six Months Ending June 30
	2006	2005	2006	2005

Amounts charged against income, before tax benefit	$39,638	$-	$57,532	$-

Amount of related income tax benefit recognized in income	$883	$-	$1,766	$-

 The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 148 to stock-based employee compensation for the three-month and six-month periods ended June 30, 2005:

	Three Months Ending June 30, 2005	Six Months Ending June 30, 2005

Net income, as reported	$438,122	$867,612

Less pro forma stock-based compensation expense determined under the fair value method, net of applicable tax effects	(57,467)	(74,478)

Pro forma net income	$380,655	$793,134

Net income per share:
Basic - as reported	$0.23	$0.45
Diluted - as reported	$0.22	$0.44
Basic - pro forma	$0.20	$0.41
Diluted - pro forma	$0.19	$0.40

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31:

2002
Dividend yield	-
Expected volatility	20.00%
Risk-free interest rate	4.17%
Expected lives (in years)	8

The Company’s 2001 Stock Option Plan (“Option Plan”) provides for the granting of incentive and non-qualifying stock options to the Company’s directors and to selected employees on a periodic basis at the discretion of the Board of Directors. The Option Plan authorizes the issuance of up to 200,000 shares of common stock, has a term of ten years, and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price, equal to 100% of the fair market value of the common stock on the date of the grant, must be exercised within eight years of the date of grant and vest over a period of six years.

The following is a summary of changes in outstanding options for the six-month periods ended June 30, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	147,492	$7.67
Granted	-	-
Cancelled	-	-
Exercised	(4,242)	$7.67
Balance, June 30, 2005	143,250	$7.67

Balance, December 31, 2005	140,766	$7.67
Granted	-	-
Cancelled	(1,242)	$7.58
Exercised	(6,458)	$7.68
Balance, June 30, 2006	133,066	$7.68

Weighted average fair value of options granted during 2002	$3.05

The following table summarizes information about options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$7.58	116,251	3	$7.58	108,359	$7.58
$8.37	16,815	4	$8.37	6,079	$8.37
	133,066		$7.68	114,438	$7.62

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2006 was $1,493,000 and $1,290,634, respectively, based upon a closing price of $18.90 per share.

Item 2. Management's Discussion and Analysis

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of June 30, 2006 and December 31, 2005 and for the three-month and six-month periods ended June 30, 2006 and 2005.

Overview

On May 12, 2000, the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

The Bank serves the business communities of North Baltimore and Salisbury, Maryland.

Asset growth continued for the six-month period ended June 30, 2006, while operating results continued to improve significantly over prior year results. Key measurements for the three-month and six-month periods ended June 30, 2006 include the following:

•	Total assets at June 30, 2006 increased to $230 million from $210 million as of December 31, 2005.

•	Net loans outstanding increased from $196.6 million as of December 31, 2005 to $215.4 million as of June 30, 2006.

•	There was approximately $142,000 of nonperforming loans at June 30, 2006. The Company continues to maintain appropriate reserves for credit losses.

•	Deposits at June 30, 2006 increased to $198.9 million from $182.6 million as of December 31, 2005.

•
During March 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. This network provides the Company with the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network. These deposits are considered “Brokered Deposits” for bank regulatory purposes. As of June 30, 2006, the Company had approximately $6.6 million of CDARS deposits outstanding.

•
Net income before income taxes was $1.1 million and $2.1 million for the three-month and six-month periods ended June 30, 2006, respectively, compared to $438,122 and $867,612 for the same periods in 2005. This represents an increase of 155.0% and 144.0% over net income before income taxes for the three-month and six-month periods ended June 30, 2005.

•
The Company realized net income of $672,826 and $1,274,901 for the three-month and six-month periods ended June 30, 2006, respectively. This represents an increase of 53.6% and 46.9% over net income of $438,122 and $867,612 for the same periods ended June 30, 2005.

•
Net interest income, the Company’s main source of income, was $3.0 million and $5.7 million during the three-month and six-month periods ended June 30, 2006, respectively, compared to $1.9 million and $3.6 million for the same periods in 2005. This represents an increase of 55.1% and 55.9% for the three-month and six-month periods, respectively.

•	There were no charge-offs for the six-month period ended June 30, 2006. There were recoveries on prior charge-offs of $7,500 for the six-month period ended June 30, 2005.

•	Non-interest income increased by $93,814 and $131,865, or 58.5% and 50.2%, for the three-month and six-month periods ended June 30, 2006, respectively, as compared to the same periods in 2005.

•	Non-interest expenses increased by $675,923 and $1,154,943, or 47.0% and 41.2%, for the three-month and six-month periods ended June 30, 2006, respectively, as compared to the same periods in 2005.

•	The market price of the Company’s common stock increased 9.6% to a closing price of $18.90 at June 30, 2006 from the closing price of $17.25 on June 30, 2005.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

The Company recorded net income of $672,826 and $1,274,901 for the three-month and six-month periods ended June 30, 2006, respectively. This compares to net income of $438,122 and $867,612 for the same periods in 2005. This is an improvement of $234,704, or 53.6%, for the three-month period and $407,289, or 46.9%, for the six-month period. This significant improvement occurred even though the Company recorded $444,576 and $841,933 of income tax expense for the three-month and six-month periods ended June 30, 2006, respectively, and no income tax expense for the same periods in 2005. The year-over-year improvement in results is due to the continued year-over-year growth of the loan portfolio, resulting in increased interest and fees on loans, improvement in net interest margins and prudent management of operating expenses.

The Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Lutherville mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the three-month periods ended June 30, 2006 and 2005, gains on the sale of mortgage loans totaled $191,603 and $104,147, respectively. For the six-month periods ended June 30, 2006 and 2005, gains on the sale of mortgage loans totaled $274,859 and $145,751, respectively.

Gains on the sale of mortgage loans have increased from 2005 due to the addition of the Lutherville origination operation, which focuses on construction and rehabilitation loans that will be modified to permanent financing upon completion of the project. The permanent financing is then sold in the secondary market. Management believes that this type of residential lending is less sensitive to the fluctuation of interest rates than conventional mortgage loans.

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

As of June 30, 2006, the Company held $2.8 million of these loans which were classified as held for sale. The Company earned $148,420 of interest on this program for the six-month period ended June 30, 2006. This compares to $233,383 for the same period in 2005. The activity in this program declined significantly during the first half of 2006 as the originating mortgage company utilized other available funding sources. As a result, management expects income from this program to decline over the remainder of the year. Total interest income for this program was $751,803 for the year ended December 31, 2005.

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

As previously stated, net interest income was $3.0 million and $5.7 million during the three-month and six-month periods ended June 30, 2006, respectively, as compared to $1.9 million and $3.6 million for the same periods in 2005. This represents an increase of 55.1% and 55.9% for the three-months and six-months ended June 30, 2006, respectively, as compared to the same periods in 2005.

Interest income from loans and investments for the three-month and six-month periods ended June 30, 2006 was $4.9 million and $9.2 million, compared to $2.8 million and $5.4 million for the three-month and six-month periods ended June 30, 2005, respectively. The 70.9% and 70.2% increases for the three-month and six-month periods, respectively, over the same periods in 2005 were directly related to the 27.7% increase in average interest-earning assets for the six-months ended June 30, 2006 as compared to the same period in 2005. The increase in interest income was also aided by a significant increase in average yields due to nine .25% increases in the target federal funds rate since June 30, 2005. The yields on interest earning assets increased from 6.36% for the six-months ended June 30, 2005 to 8.54% for the six-months ended June 30, 2006.

The percentage of average interest-earning assets represented by loans was 93.9% and 91.2% for the six-month periods ended June 30, 2006 and 2005, respectively. The increase was related to management’s decision to increase net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the six-month period ended June 30, 2006, the average yield on the loan portfolio increased to 8.89% from 6.78% for the six-month period ended June 30, 2005. This increase is primarily due to the Federal Reserve increasing its target for the federal funds rate from 3.25% as of June 30, 2005 to 5.25% as of June 30, 2006. As can be seen by the yields discussed above, these increases had a significant effect on the Company’s operating results. Management believes that any future increases in the target federal funds rate will similarly improve yields on earning assets in future periods.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 3.23% for the six-month period ended June 30, 2006 as compared to 2.00% for the same period in 2005. This improvement in the average yield was a direct result of the Federal Reserve actions discussed above, as well as an increase in the Company’s holdings of Federal Reserve and Federal Home Loan Bank stocks, which pay dividend yields greater than those earned by the Company’s cash and cash equivalents. The percentage of average interest-earning assets represented by investments was 6.1% and 8.8% for the six-month periods ended June 30, 2006 and 2005, respectively.

Interest expense from deposits and borrowings for the three-month and six-month periods ended June 30, 2006 was $1,890,437 and $3,493,008, respectively, compared to $929,738 and $1,745,319 for the comparable periods in 2005. This 103.3% and 100.1% increase for the three-month and six-month periods, respectively, is the result of a 30.0% increase in average interest-bearing liabilities for the six-month period ended June 30, 2006 as compared to the same period in 2005 as well as an increase in average rates paid. Average rates paid on these liabilities increased from 2.62% for the six-month period ended June 30, 2005 to 4.06% for the six-month period ended June 30, 2006. The increase in rates paid is directly attributable to the Federal Reserve actions discussed above as well as the issuance of $8 million of subordinated debt in December 2005. This subordinated debt bears interest at 7.2% plus the amortization of debt issuance costs, which brings the effective cost to 7.56%.

As a result of the factors discussed above, net interest margins increased to 5.29% for the six-month period ended June 30, 2006. This is a 23.0% improvement over net interest margin of 4.30% for the same period in 2005. Although market rates of interest have increased significantly since June 30, 2005, management has been able to carefully implement deposit rate increases, which has allowed for significantly improved margins. Management expects that pressure to increase rates paid on deposits will increase if the target for the federal funds rate continues to rise.

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

Six Months Ended June 30, 2006
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$203,344,870	$8,962,274	8.89%
Investment securities	2,503,112	61,130	4.93
Federal funds sold and other overnight investments	10,717,297	150,463	2.83
Total earning assets	216,565,279	9,173,867	8.54%
Less: Allowance for credit losses	(3,000,000)
Cash and due from banks	2,024,387
Premises and equipment, net	884,100
Accrued interest receivable and other assets	2,705,908
Total assets	$219,179,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$56,737,445	959,429	3.41%
Regular savings deposits	7,602,962	30,550.81
Time deposits	98,780,977	2,150,016	4.39
Short-term borrowings	2,401,785	52,936	4.45
Subordinated debt	8,000,000	300,077	7.56
Total interest-bearing liabilities	173,523,169	3,493,008	4.06%
Net interest income and spread		$5,680,859	4.48%
Non-interest-bearing demand deposits	27,438,611
Accrued expenses and other liabilities	1,465,004
Stockholders’ equity	16,752,890
Total liabilities and stockholders’ equity	$219,179,674

Interest income/earning assets	8.54%
Interest expense/earning assets	3.25
Net interest margin	5.29%

Return on Average Assets (Annualized)	1.17%
Return on Average Equity (Annualized)	15.35%
Average Equity to Average Assets	7.64%

Six Months Ended June 30, 2005
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$154,633,131	$5,240,226	6.78%
Investment securities	2,234,294	37,368	3.34
Federal funds sold and other overnight investments	12,705,699	111,784	1.76
Total earning assets	169,573,124	5,389,378	6.36%
Less: Allowance for credit losses	(1,855,576)
Cash and due from banks	1,224,630
Premises and equipment, net	632,884
Accrued interest receivable and other assets	822,330
Total assets	$170,397,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$54,599,691	423,803	1.55%
Regular savings deposits	5,472,360	17,600.64
Time deposits	68,808,025	1,222,843	3.55
Short-term borrowings	3,312,326	45,550	2.75
Note payable	1,251,381	35,523	5.68
Total interest-bearing liabilities	133,443,783	1,745,319	2.62%
Net interest income and spread		$3,644,059	3.74%
Non-interest-bearing demand deposits	22,486,472
Accrued expenses and other liabilities	667,377
Stockholders’ equity	13,799,760
Total liabilities and stockholders’ equity	$170,397,392

Interest income/earning assets	6.36%
Interest expense/earning assets	2.06
Net interest margin	4.30%

Return on Average Assets (Annualized)	1.02%
Return on Average Equity (Annualized)	12.57%
Average Equity to Average Assets	8.10%

Provision for Credit Losses

There were no provisions for credit losses for the three-month and six-month periods ended June 30, 2006, as compared to a $203,500 and $235,500 provision for the three-month and six-month periods ended June 30, 2005, respectively. The provision for credit losses is normally reflective of the growth in loan balances outstanding in all segments of the portfolio as well as changes in the relative level of risk in the portfolio. The provisions for the three-month and six-month periods ended June 30, 2006 were lower than the same periods in the prior year due to the fact that the relative risk mix of the portfolio declined for the six-month period ended June 30, 2006 as the Company successfully eliminated some riskier loans from the portfolio. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month period ended June 30, 2006, the Company realized non-interest income of $254,215 as compared to $160,401 for the three-month period ended June 30, 2005. Gains on the sale of mortgage loans of $191,603 comprised 75.4% of the total for the three-month period ended June 30, 2006. This compares to gains on the sale of mortgage loans of $104,147, or 64.9% of total non-interest income, for the three-month period ended June 30, 2005.

For the six-month period ended June 30, 2006, the Company realized non-interest income in the amount of $394,495. Gains on the sale of mortgage loans of $274,859 comprised 69.7% of the total for the six-month period ended June 30, 2006. This compares to gains on the sale of mortgage loans of $145,751, or 55.5% of total non-interest income for the six-month period ended June 30, 2005.

The level of gains on the sale of mortgage loans increased in the three-month and six-month periods ended June 30, 2006 because the Company added additional residential construction and mortgage capabilities with the opening of the Lutherville mortgage operation in February 2005. This was achieved through the hiring of a team of eight individuals, including originators, processors and servicers who have extensive experience in the industry and the Company’s market area. Although these additional capabilities have increased the level of gains on the sale of mortgage loans, while also providing interest income on construction loans, it should be noted that additional increases in interest rates, or a slow down in the housing market, could impact the Company’s ability to generate non-interest income associated with mortgage loan production.

Service charges on deposit accounts totaled $42,022 and $82,761 for the three-month and six-month periods ended June 30, 2006, as compared to $44,703 and $93,942 for the three-month and six-month periods ended June 30, 2005. The decreases of 6.0% and 11.9% are directly attributable to a decline in analysis fees charged on commercial deposit accounts. This decline occurred as the rate used for the calculation of analysis credits increased in conjunction with the increase in the target federal funds rate discussed earlier. Analysis credits are fee reductions based upon the analysis credit rate and the average balance of the account subject to analysis fees.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month and six-month periods ended June 30, 2006 totaled $2,112,998 and $3,958,520, respectively. This compares to non-interest expense for the comparable periods in 2005 of $1,437,075 and $2,803,577. The increases of $675,923 and $1,154,943, or 47.0% and 41.2%, resulted from an increase in salaries and benefits of $514,973 and $996,520, or 61.8% and 63.0%, for the same periods. The increases in salaries and benefits related to staffing growth, including the addition of two new executives in charge of business development and credit administration, as well as staffing growth in residential real estate lending, commercial account portfolio managers and other operational support. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.

Occupancy expenses increased by $20,825 and $49,059 for the three and six-months ended June 30, 2006, respectively, as compared to the same periods in 2005. The 20.7% and 25.2% increases for the three and six-month periods, as compared to the same periods in 2005, were due in part to scheduled rent increases as well as the acquisition of new space obtained to facilitate the expansion of the Company’s Lutherville banking office and to accommodate the Lutherville mortgage lending group.

Data processing and other outside services expense increased $40,746, or 28.5%, for the three-months ended June 30, 2006 as compared to the same period in 2005. This increase was due to the fact that the three months ended June 30, 2006 included $9,000 of fees paid for recruiting services, approximately $9,000 of fees paid for human resource consulting, and higher printing expenses related to increased regulatory filings. The increased regulatory filings were required when the Company, pursuant to listing its common stock on the NASDAQ Capital Market, registered its securities under Section 12(g) of the Securities Exchange Act of 1934 on January 27, 2006. The remaining increase is due to the fact that systems and item processing costs are volume driven based upon the number of customer accounts and related transaction volume.

The $5,915, or 1.7%, decline in data processing and other outside services expense for the six-months ended June 30, 2006, as compared to the same period in 2005 is the result of decreased data and item processing costs and other costs paid to external service providers. The 2005 costs include one-time expenses of approximately $45,000 incurred in conjunction with the Bank’s change of core processor in May 2005 and approximately $8,000 of systems support costs incurred to facilitate network infrastructure changes required for a bank processing system upgrade.

Advertising and marketing-related expenses increased $76,873, or 84.6%, for the three-months ended June 30, 2006, and $83,722, or 54.8%, for the six-months ended June 30, 2006, as compared to the same periods in 2005. The increases for the three-month and six-month periods were related to the number of business development professionals on staff, an enhanced effort to increase the Company’s name recognition in order to continue the growth of the customer base and an increase of $30,000 in funds set aside for charitable contributions to The Baltimore Community Foundation account established by the Bank.

The $22,506, or 8.3%, and $31,557, or 6.0%, increases in all other non-interest expense items for the three and six-month periods ended June 30, 2006, respectively, relate to various costs associated with the increased size and complexity of the Company.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before the loan loss provision and non-interest income. The Company’s efficiency ratio was 65.4% and 65.2% for the three-month and six-month periods ended June 30, 2006, respectively. This compares to 69.1% and 71.8% for the same periods in 2005. The improved ratios from the prior year were driven by strong revenue growth and prudent management of the Company’s cost structure.

As previously discussed, non-interest expense for the three-month and six-month periods ended June 30, 2006 increased by 47.0% and 41.2% from the comparable 2005 periods, respectively. The rate of increase in non-interest expenses, including non-recurring expenses, is substantially less than the 73.6% and 55.9% increase in net interest income for the three-month and six-month periods ended June 30, 2006 as compared to the same periods in 2005. Management believes this indicates that the Company is continuing to effectively leverage its cost structure to generate profitable growth. Management further believes that, while continued growth of the Company’s customer base will require additional staffing and space in order to appropriately service customers and effectively manage the business, this additional growth can continue without proportionate increases in these costs.

Income Taxes

For the three-month and six-month periods ended June 30, 2006, the Company recorded income tax expense of $444,576 and $841,933, respectively. For financial reporting purposes, taxable income for the three-month and six-month periods ended June 30, 2005 was offset by the Company’s net operating loss carryforward available in that period.

The use of the net operating loss carryforward had a positive effect on 2005 earnings because no income tax expense was recorded. In future periods, the Company will continue to record income tax expense at the statutory rate. Recognizing income tax expense in future periods will have a detrimental effect on the year-over-year earnings growth for 2006.

Financial Condition

Composition of the Balance Sheet

As of June 30, 2006, total assets were $230,064,653. This represents growth of $20,098,318, or 9.6%, since December 31, 2005. The growth in total assets includes increases of $2,600,442 in cash and due from banks, $281,400 in other equity securities, $18,801,343 in loans net of the allowance for credit losses and $530,066 in other non-earning assets. These increases were offset by declines of $1,272,959 in Federal funds sold and other overnight investments and $841,974 in investment securities available for sale.

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

As of June 30, 2006, the Company held $2.8 million of these loans which were classified as held for sale, a significant decrease from the $15.5 million held as of December 31, 2005. This $12.7 million decrease was a result of the mortgage company’s decision to use other funding sources for loans originated in the three months ended June 30, 2006. The decrease was slightly offset by an increase of approximately $1.7 million in loans held for sale originated by the Company’s Lutherville and Salisbury mortgage operations.

As of June 30, 2006, loans, excluding loans held for sale, totaled $211,873,449. This represents an increase of $29,792,552, or 16.4%, from a balance of $182,080,897 as of December 31, 2005. Essentially all of this growth is a result of residential construction and rehabilitation lending generated by the Lutherville residential lending group established in February 2005. Excluding Lutherville residential construction and rehabilitation loans, loan growth was essentially flat due to significant pay downs and payoffs. A total of approximately $23.2 million in loans that were outstanding as of December 31, 2005 were paid off during the first six months of 2006. This activity, combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans, offset most of the approximately $25.4 million in new loans funded during that same period. The Company continues to seek prudent growth through the identification of new market segments, hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

The composition of the loan portfolio as of June 30, 2006 was approximately $75.7 million of commercial loans, $3.6 million of consumer loans, and $132.6 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2005 was approximately $75.6 million of commercial loans, $2.9 million of consumer loans, and $103.6 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $6.5 million and $17.5 million as of June 30, 2006 and December 31, 2005, respectively.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled approximately $10.6 million as of June 30, 2006 compared to approximately $9.8 million as of December 31, 2005.

At June 30, 2006, the Company had federal funds sold and other overnight investments totaling $4,759,993 as compared to $6,032,952 as of December 31, 2005. The Company held $566,040 of Federal Reserve Bank stock as of June 30, 2006 and $452,340 as of December 31, 2005. The Company also held Federal Home Loan Bank of Atlanta stock of $509,800 and $342,100 as of June 30, 2006 and December 31, 2005, respectively, and United States Treasury bills with a maturity value of $700,000 and $1,550,000 as of June 30, 2006 and December 31, 2005, respectively. The Treasury securities are used to collateralize repurchase agreements, which are classified as short-term borrowings under which $300,000 and $916,158 were outstanding as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, approximately $334,000 of Treasury securities were pledged to collateralize uninsured deposits held for a municipal government. Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

The increase in total assets was funded with operating earnings and an increase in deposits of $16,332,512, or 8.9%, since December 31, 2005. Short-term borrowings increased by $2,530,842, primarily driven by increased borrowings under unsecured Federal funds lines of credit.

Deposits at June 30, 2006 were $198,905,598, of which approximately $9.2 million, or 4.6%, were related to two customers. Deposits at December 31, 2005 were $182,573,086, of which deposits for these same two customers and a third stood at approximately $12.0 million, or 6.6%, of total deposits. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations. Management was able to manage the rate of deposit growth to closely match loan growth by actively managing the level of certificates of deposit obtained by listing rates on the internet.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of June 30, 2006, the Company had outstanding certificates of deposit of approximately $36 million that were either obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit) or acquired through the CDARS program. The national market certificates of deposit were issued with an average yield of 4.75% and an average term of 29 months. Included in the $36 million are national market certificates of deposit totaling $1.7 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 5.29% and an average term of 15 months. As of December 31, 2005, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $33.8 million, and included one “Brokered Deposit” with a balance at that time of $97,296.

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company obtained the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network. These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of June 30, 2006, the Company had approximately $6.6 million of CDARS deposits outstanding of which $4.7 million was placed on behalf of customers and $1.9 million was raised by the Company.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit, CDARS deposits and all but $5 million of deposits from the two large customers described above (which management considers to be a stable deposit amount from these customers based upon historical trends), stood at $158,707,500 as of June 30, 2006, up 11.9% from $141,825,926 as of December 31, 2005. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Short-term borrowings include repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of repurchase agreements decreased from $916,158 at December 31, 2005 to $300,000 at June 30, 2006 due to one customer’s decision to transfer approximately $1.2 million of funds from this program to the CDARS program and to invest available overnight funds in the Bank’s newly created Commercial Paper program. This decision is advantageous for the Bank and its customer because it provides FDIC insurance on the customer’s balances in the CDARS program and eliminates the Bank’s need to tie up securities as collateral for deposits.

Included in short-term borrowings as of June 30, 2006 is $432,000 of borrowings under the previously mentioned Overnight Commercial Paper program and $3,243,000 borrowed under unsecured Federal funds lines of credit. These borrowing are unsecured and are subordinated to all deposits. Short-term borrowings as of December 31, 2005 included $528,000 borrowed under unsecured Federal funds lines of credit.

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

The allowance for credit losses as of June 30, 2006 and December 31, 2005 was $3,000,000. The amount equates to 1.37% and 1.50% of outstanding loans, including loans held for sale, as of June 30, 2006 and December 31, 2005, respectively. The decreased percentage as of June 30, 2006 was due to the fact that the level of risk in the loan portfolio decreased during the six-month period ended June 30, 2006. Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of June 30, 2006, the Company had two non accrual loans, one with an unpaid principal balance and fees of approximately $104,000 and the other with an unpaid principal balance and fees of approximately $38,000. Both of these loans are classified as impaired. Management has established specific credit loss allowances for these loans totaling approximately $142,000. In July 2006, the Company charged-off the one loan totaling approximately $38,000 and the remaining loan is still being pursued. Any losses on these loans will be charged off as soon as the amount of loss is determinable. Management believes that the allowances are adequate to provide for any such losses.

The Company had no charge-offs during the three-month and six-month periods ended June 30, 2006 and 2005, respectively.

Management believes that the overall allowance for credit losses is adequate.

Liquidity

The Company’s overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the liquidity position daily.

The Company’s primary sources of funds are deposits, short-term borrowings in the form of repurchase agreements, borrowings under Federal funds and Federal Home Loan Bank credit facilities, scheduled amortization and prepayment of loans, funds provided by operations and capital. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by economic conditions and rates offered by our competition.

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of June 30, 2006, the Company had $4,061,111 in cash and due from banks, $4,759,993 in federal funds sold and other overnight investments, $698,412 in three-month U.S. Treasury Securities, and $6,517,855 in loans expected to be sold within 60 days. As of December 31, 2005, the Company had $1,460,669 in cash and due from banks, $6,032,952 in federal funds sold and other overnight investments, $1,540,386 in three-month U.S. Treasury Securities, and $17,509,064 in loans expected to be sold within 60 days. The decline in loans expected to be sold within 60 days is related to the previously discussed decline in volume of the mortgage participations purchasing program.

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

The Company has commitments for a total of $7.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $21 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of June 30, 2006. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2006, which are expected to mature or reprice in each of the time periods shown:

				Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$4,759,993	2.11%	$4,759,993	$-	$-	$-
Loans held for sale	6,517,855	2.90%	6,517,855	-	-	-
Loans - Variable rate	113,265,524	50.36%	113,265,524	-	-	-
Loans - Fixed rate	98,607,925	43.84%	2,305,217	43,575,136	51,065,473	1,662,099
Other earning assets	1,774,252	0.79%	698,412	-	-	1,075,840
Total interest-earning assets	$224,925,549	100.00%	127,547,001	43,575,136	51,065,473	2,737,939

Interest-bearing liabilities
Deposits - Variable rate	$63,991,973	35.45%	63,991,973	-	-	-
Deposits - Fixed rate	104,562,682	57.92%	22,750,052	38,922,851	42,889,779	-
Short-term borrowings - Variable rate	3,975,000	2.20%	3,975,000	-	-	-
Subordinated debt	8,000,000	4.43%	-	-	-	8,000,000
Total interest-bearing liabilities	$180,529,655	100.00%	90,717,025	38,922,851	42,889,779	8,000,000

Periodic repricing differences
Periodic gap			$36,829,976	$4,652,285	$8,175,694	$(5,262,061)
Cumulative gap			$36,829,976	$41,482,261	$49,657,955	$44,395,894

Ratio of rate sensitive assets to rate sensitive liabilities			140.60%	111.95%	119.06%	34.22%

The Company has 55.4% of its interest-earning assets and 37.6% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $44,395,894. The majority of this gap is concentrated in items maturing or repricing within one year. This gap is generally reflective of the Company’s emphasis on originating variable rate loans and short-term fixed rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure, and evaluates pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable-rate notes and providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable-rate loans and short-term fixed rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed-rate loans and/or investments when, in management’s judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired although competitive factors sometimes make control over deposit maturity difficult.

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

Outstanding loan commitments and lines and letters of credit as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005
Loan commitments	$35,077,779	$21,577,585
Unused lines of credit	47,742,471	41,317,927
Letters of credit	2,807,304	2,754,383

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

The increase in the overall level of loan commitments and unused lines of credit as of June 30, 2006 as compared to loan commitments and unused lines of credit as of December 31, 2005, is consistent with the overall increase in outstanding loans.

Capital Resources

The Company had stockholders’ equity at June 30, 2006 of $17,595,463 as compared to $16,214,078 at December 31, 2005. The increase in capital is a result of the positive operating results for the six-months ended June 30, 2006 plus an additional $48,952 received upon the issuance of shares of common stock upon the exercise of options. Management believes that the Company has adequate capital to support projected asset growth over the next 12 months.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could have paid dividends to the Company without approval from bank regulatory agencies at June 30, 2006; however, such payments are not currently planned.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of June 30, 2006 and December 31, 2005, respectively:

	June 30, 2006	December 31, 2005
Total deposits	$198,905,598	$182,573,086
National market certificates of deposit (includes CDARS deposits)	(35,999,798)	(33,765,135)
Variable balance accounts (2 customers at June 30, 2006 and 3 customers at December 31, 2005)	(9,198,300)	(11,982,025)
Portion of variable balance accounts considered to be core	5,000,000	5,000,000
Core deposits	$158,707,500	$141,825,926

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

For additional information regarding the allowance for loan and lease losses, see “Allowance for Credit Losses and Credit Risk Management.”

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of June 30, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Securities Holders.

At the Company’s Annual Meeting of Stockholders held May 23, 2006, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2009 Annual Meeting or until their respective successors are duly elected and qualified.

	Votes Cast
	For	Withheld	Total
Hugh W. Mohler	1,379,999	0	1,379,999
R. Michael Gill	1,376,999	3,000	1,379,999
Donald G. McClure, Jr.	1,377,499	2,500	1,379,999
Robert L. Moore	1,374,499	5,500	1,379,999
H. Victor Rieger, Jr.	1,377,499	2,500	1,379,999

Names of other directors continuing in office:

William B. Rinnier
Edwin A. Rommel III
Henry H. Stansbury
Kenneth H. Trout
Eugene M. Waldron, Jr.
Charles E. Bounds
Gary T. Gill
John R. Lerch
James P. O’Conor
Carl A.J. Wright

At the Company’s Annual Meeting of Stockholders held May 23, 2006, the selection of Stegman & Company to serve as independent registered public accountants to audit the Company’s financial statements for the 2006 fiscal year was ratified by the following vote:

Votes Cast
For	Against	Abstain	Total
1,379,999	0	0	1,379,999

There were no broker nonvotes on these matters.

Item 5. Other Information.

None

Item 6. Exhibits.

(a)	Exhibits.

10.15	Lease Agreement dated July 19, 2006 between Bay National Bank and Riderwood Associates Limited Partnership, acting through its agent, The Greenland Corporation.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bay National Corporation

Date: August 11, 2006	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: August 11, 2006	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)