Form 10QSB
period 2006-09-30
BAY NATIONAL CORP
filed 2006-11-13
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 13, 2006, the issuer had 1,935,369 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ____  No   X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)

Cash and due from banks	$2,129,564	$1,460,669
Federal funds sold and other overnight investments	15,140,288	6,032,952
Investment securities available for sale (AFS) - at fair value	698,637	1,540,386
Other equity securities	1,117,100	794,440
Loans held for sale	6,369,946	17,509,064
Loans, net of unearned fees	209,983,329	182,080,897
Total loans	216,353,275	199,589,961
Less: Allowance for credit losses	(3,090,000)	(3,000,000)
Loans, net	213,263,275	196,589,961
Premises and equipment, net	1,022,140	746,826
Accrued interest receivable and other assets	3,249,814	2,801,101

Total Assets	$236,620,818	$209,966,335

LIABILITIES

Non-interest-bearing deposits	$31,210,567	$27,468,757
Interest-bearing deposits	175,581,720	155,104,329
Total deposits	206,792,287	182,573,086

Short-term borrowings	1,550,000	1,444,158
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,978,169	1,735,013

Total Liabilities	218,320,456	193,752,257

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,934,694 and 1,924,436 issued
and outstanding as of September 30, 2006 and December 31, 2005, respectively	19,347	19,244
Additional paid in capital	17,586,386	17,451,201
Retained earnings (accumulated deficit)	694,629	(1,256,367)

Total Stockholders' Equity	18,300,362	16,214,078

Total Liabilities and Stockholders' Equity	$236,620,818	$209,966,335

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine-month periods ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ending September 30		Nine Months Ending September 30
	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$5,090,710	$3,532,663	$14,052,984	$8,772,889
Interest on federal funds sold and other overnight investments	108,350	48,617	258,813	160,401
Taxable interest and dividends on investment
securities	9,990	16,555	71,120	53,923
Total interest income	5,209,050	3,597,835	14,382,917	8,987,213

INTEREST EXPENSE:
Interest on deposits	1,935,216	1,110,071	5,075,211	2,774,317
Interest on short-term borrowings	16,298	45,309	69,234	90,859
Interest on note payable	-	26,278	-	61,801
Interest on subordinated debt	151,742	-	451,819	-
Total interest expense	2,103,256	1,181,658	5,596,264	2,926,977

Net interest income	3,105,794	2,416,177	8,786,653	6,060,236

Provision for credit losses	127,931	297,000	127,931	532,500

Net interest income after provision for
credit losses	2,977,863	2,119,177	8,658,722	5,527,736

NON-INTEREST INCOME:
Service charges on deposit accounts	41,597	58,267	124,358	152,209
Gain on sale of mortgage loans	146,664	160,592	421,523	352,745
Other income	18,104	12,158	54,979	35,095
Total non-interest income	206,365	231,017	600,860	540,049

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,328,702	1,002,607	3,906,713	2,630,500
Occupancy expenses	126,428	102,119	370,370	297,002
Furniture and equipment expenses	88,211	69,782	252,047	221,664
Legal and professional fees	91,823	30,000	183,912	102,712
Data processing and other outside services	167,383	165,953	513,303	517,788
Advertising and marketing related expenses	126,693	102,340	363,050	254,975
Other expenses	135,826	126,748	434,191	424,887
Total non-interest expenses	2,065,066	1,599,549	6,023,586	4,449,528

Income before income taxes	1,119,162	750,645	3,235,996	1,618,257
Income tax expense	443,067	-	1,285,000	-
NET INCOME	$676,095	$750,645	$1,950,996	$1,618,257

Per Share Data:
Cash Dividends Paid	$-	-	$-	-
Net Income (basic)	$.35	.39	$1.01	.84
Net Income (diluted)	$.34	.37	$.97	.81

Weighted Average shares outstanding (basic)	1,933,385	1,924,436	1,929,726	1,921,954
Effect of Dilution - Stock options and Warrants	77,687	80,192	80,736	75,231
Weighted Average shares outstanding (diluted)	2,011,072	2,004,628	2,010,462	1,997,185

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine-months ended September 30, 2006 and 2005
(Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 31, 2005	$19,244	$17,451,201	$(1,256,367)	$16,214,078

Issuance of Common Stock	103	77,653	-	77,756

Stock-based compensation expense	-	57,532	-	57,532

Net Income	-	-	1,950,996	1,950,996

Balances at September 30, 2006	$19,347	$17,586,386	$694,629	$18,300,362

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at December 31, 2004	$19,177	$17,400,284	$(4,000,697)	$13,418,764

Issuance of Common Stock	67	50,917	-	50,984

Net Income	-	-	1,618,257	1,618,257

Balances at September 30, 2005	$19,244	$17,451,201	$(2,382,440)	$15,088,005

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine-months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Cash Flows From Operating Activities
Net income	$1,950,996	$1,618,257
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	180,061	137,119
Accretion of investment discounts	(41,850)	(32,237)
Provision for credit losses	127,931	532,500
Stock-based compensation expense	57,532	-
Gain on sale of loans held for sale	(421,523)	(352,745)
Origination of loans held for sale	(99,249,953)	(144,459,618)
Proceeds from sale of loans	110,810,594	135,329,248
Net increase in accrued interest receivable and other assets	(448,713)	(570,231)
Net increase in accrued expenses and other liabilities	243,156	395,513

Net cash provided by (used in) operating activities	13,208,231	(7,402,194)

Cash Flows From Investing Activities
Purchases of investment securities - AFS	(4,116,401)	(4,614,498)
Maturities of investment securities - AFS	5,000,000	4,650,000
Purchase of Federal Reserve Bank stock	(154,960)	(139,650)
Purchase of Federal Home Loan Bank of Atlanta stock	(167,700)	(211,200)
Loan disbursements in excess of principal payments	(27,940,363)	(26,236,067)
Capital expenditures	(455,375)	(303,322)
Net cash used in investing activities	(27,834,799)	(26,854,737)

Cash Flows From Financing Activities
Net increase in deposits	24,219,201	26,425,928
Net increase in short-term borrowings	105,842	2,329,000
Proceeds from notes payable	-	850,000
Net proceeds from stock issuance	77,756	50,984
Net cash provided by financing activities	24,402,799	29,655,912

Net increase (decrease) in cash and cash equivalents	9,776,231	(4,601,019)
Cash and cash equivalents at beginning of period	7,493,621	18,111,952

Cash and cash equivalents at end of period	$17,269,852	$13,510,933

Cash paid for:
Interest	$5,367,026	$2,777,209
Income taxes	$1,361,466	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005
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

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings (accumulated deficit).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2006, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

3. INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes were not recognized until the fourth quarter of 2005 when it was deemed more likely than not that the benefits of such deferred income taxes would be realized; accordingly, no deferred income taxes or income tax benefits were recorded by the Company for the nine months ended September 30, 2005.

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

5.  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three and nine-month periods ended September 30, 2006. Prior periods have not been restated. Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ending September 30		Nine Months Ending September 30
	2006	2005	2006	2005

Amounts charged against income, before tax benefit	$-	$-	$57,532	$-

Amount of related income tax benefit recognized in income	$-	$-	$1,766	$-

 The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) and SFAS No. 148 to stock-based employee compensation for the three-month and nine-month periods ended September 30, 2005:

	Three Months Ending September 30, 2005	Nine Months Ending September 30, 2005

Net income, as reported	$750,645	$1,618,257

Less pro forma stock-based compensation expense determined under the fair value method, net of applicable tax effects	(1,404)	(75,882)

Pro forma net income	$749,241	$1,542,375

Net income per share:
Basic - as reported	$.39	$.84
Diluted - as reported	$.37	$.81
Basic - pro forma	$.39	$.80
Diluted - pro forma	$.37	$.77

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31:

2002
Dividend yield	-
Expected volatility	20.00%
Risk-free interest rate	4.17%
Expected lives (in years)	8

The Company’s 2001 Stock Option Plan (“Option Plan”) provides for the granting of incentive and non-qualifying stock options to the Company’s directors and to selected employees on a periodic basis at the discretion of the Board of Directors. The Option Plan authorizes the issuance of up to 200,000 shares of common stock, has a term of ten years, and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant, must be exercised within eight years of the date of grant and vest over a period of six years.

The following is a summary of changes in outstanding options for the nine-month periods ended September 30, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	147,492	$ 7.67
Granted	-	-
Cancelled	-	-
Exercised	(6,726)	$ 7.58
Balance, September 30, 2005	140,766	$ 7.67

Balance, December 31, 2005	140,766	$ 7.67
Granted	-	-
Cancelled	(1,242)	$ 7.58
Exercised	(10,258)	$ 7.58
Balance, September 30, 2006	129,266	$ 7.68

Weighted average fair value of options granted during 2002	$3.05

The following table summarizes information about options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$7.58	112,451	3	$7.58	104,559	$7.58
$8.37	16,815	4	$8.37	6,079	$8.37
	129,266		$7.68	110,638	$7.62

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2006 was $1,476,234 and $1,258,684, respectively, based upon a closing price of $19.00 per share.

Item 2. Management's Discussion and Analysis

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of September 30, 2006 and December 31, 2005 and for the three-month and nine-month periods ended September 30, 2006 and 2005.

Overview

On May 12, 2000, the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

The Bank serves the business communities of North Baltimore and Salisbury, Maryland.

Asset growth continued for the nine-month period ended September 30, 2006, while operating results continued to improve significantly over prior year results. Key measurements for the three-month and nine-month periods ended September 30, 2006 include the following:

•	Total assets at September 30, 2006 increased to $236.6 million from $210 million as of December 31, 2005.

•	Net loans outstanding increased from $196.6 million as of December 31, 2005 to $213.3 million as of September 30, 2006.

•	There was one loan, of approximately $70,000, that was considered a nonperforming loan as of September 30, 2006. The Company continues to maintain appropriate reserves for credit losses.

•	Deposits at September 30, 2006 increased to $206.8 million from $182.6 million as of December 31, 2005.

•
During March 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. This network provides the Company with the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through the certificate of deposit account registry service (CDARS) on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network. These deposits are considered “Brokered Deposits” for bank regulatory purposes. As of September 30, 2006, the Company had approximately $3.3 million of CDARS deposits outstanding.

•
Net income before income taxes was $1.1 million and $3.2 million for the three-month and nine-month periods ended September 30, 2006, respectively, compared to $750,645 and $1.6 million for the same periods in 2005. This represents an increase of 49.1% and 100.0%, respectively, over net income before income taxes for the three-month and nine-month periods ended September 30, 2005.

•
The Company realized net income of $676,095 and $1,950,996 for the three-month and nine-month periods ended September 30, 2006, respectively. This represents a decrease of 9.9% and an increase of 20.6% over net income of $750,645 and $1,618,257 for the same periods ended September 30, 2005.

•
Net interest income, the Company’s main source of income, was $3.1 million and $8.8 million during the three-month and nine-month periods ended September 30, 2006, respectively, compared to $2.4 million and $6.1 million for the same periods in 2005. This represents an increase of 28.5% and 45.0% for the three-month and nine-month periods, respectively.

•
There was one charge-off of $37,931 for the three-month and nine-month periods ended September 30, 2006. There were recoveries on prior charge-offs of $7,500 for the nine-month period ended September 30, 2005.

•
Non-interest income decreased by $24,652, or 10.7%, and increased by $60,811, or 11.26%, for the three-month and nine-month periods ended September 30, 2006, respectively, as compared to the same periods in 2005.

•
Non-interest expenses increased by $465,517 and $1,574,058, or 29.1% and 35.4%, for the three-month and nine-month periods ended September 30, 2006, respectively, as compared to the same periods in 2005.

•	The Company’s common stock closed at $19.00 on September 29, 2006, which was the same as the closing price at September 30, 2005.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

The Company recorded net income of $676,095 and $1,950,996 for the three-month and nine-month periods ended September 30, 2006, respectively. This compares to net income of $750,645 and $1,618,257 for the same periods in 2005. This is a decline of $74,550, or 9.9%, for the three-month period and an improvement of $332,739, or 20.6%, for the nine-month period. The quarterly decline is the direct result of quarterly income tax expense of $443,067 during the three-month period ended September 30, 2006 and no income tax expense for the same period in 2005. This significant improvement in year-to-date results occurred even though the Company recognized $1,285,000 of income tax expense for the nine-month period ended September 30, 2006 and no income tax expense for the same period in 2005. The year-over-year improvement in results is due to the continued year-over-year growth of the loan portfolio, resulting in increased interest and fees on loans, improvement in net interest margins and prudent management of operating expenses.

The impact of income taxes will be greater in the final quarter of 2006 since the Company recorded an income tax benefit of $655,000 in the three-month period ended December 31, 2005. Management expects that net income for the three-month period ended December 31, 2006 will reflect additional income tax expense instead of a tax benefit.

The Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Lutherville mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the three-month periods ended September 30, 2006 and 2005, net gains on the sale of mortgage loans totaled $146,664 and $160,592, respectively. For the nine-month periods ended September 30, 2006 and 2005, net gains on the sale of mortgage loans totaled $421,523 and $352,745, respectively.

Gains on the sale of mortgage loans have increased for the nine-month period ended September 30, 2006 as compared to the same period in 2005 due to the addition of the Lutherville origination operation, which focuses on construction and rehabilitation loans that will be modified to permanent financing upon completion of the project. The permanent financing is then sold in the secondary market. Management believes that this type of residential lending is less sensitive to the fluctuation of interest rates than conventional mortgage loans.

Gains on the sale of mortgage loans have decreased for the three-month period ended September 30, 2006 as compared to the same period in 2005 due to a slowdown in the real estate markets in both of the Company’s territories.

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

As of September 30, 2006, the Company held $3.5 million of these loans which were classified as held for sale. The Company earned $258,683 of interest on this program for the nine-month period ended September 30, 2006. This compares to $496,004 for the same period in 2005. The activity in this program declined significantly during the first nine months of 2006 as the originating mortgage company utilized other available funding sources. As a result, management expects income from this program to decline over the remainder of the year. Total interest income for this program was $751,803 for the year ended December 31, 2005.

Management expects continued strength in operating results over the remainder of 2006; however, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the impact of declining volume in the mortgage participations purchasing program and the volatility of existing mortgage loan production, which is sensitive to economic and interest rate fluctuations.

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

As previously stated, net interest income was $3.1 million and $8.8 million during the three-month and nine-month periods ended September 30, 2006, respectively, as compared to $2.4 million and $6.1 million for the same periods in 2005. This represents an increase of 28.5% and 45.0% for the three-months and nine-months ended September 30, 2006, respectively, as compared to the same periods in 2005.

Interest income from loans and investments for the three-month and nine-month periods ended September 30, 2006 was $5.2 million and $14.4 million, compared to $3.6 million and $9.0 million for the three-month and nine-month periods ended September 30, 2005, respectively. The 44.8% and 60.0% increases for the three-month and nine-month periods, respectively, over the same periods in 2005 were directly related to the 25.5% increase in average interest-earning assets for the nine-months ended September 30, 2006 as compared to the same period in 2005. The increase in interest income was also aided by a significant increase in average yields due to six 0.25% increases in the target federal funds rate since September 30, 2005. The yields on interest earning assets increased from 6.78% for the nine-months ended September 30, 2005 to 8.67% for the nine-months ended September 30, 2006.

The percentage of average interest-earning assets represented by loans was 93.8% and 92.1% for the nine-month periods ended September 30, 2006 and 2005, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the nine-month period ended September 30, 2006, the average yield on the loan portfolio increased to 9.02% from 7.18% for the nine-month period ended September 30, 2005. This increase is primarily due to the Federal Reserve increasing its target for the federal funds rate from 3.75% as of September 30, 2005 to 5.25% as of September 30, 2006. As can be seen by the yields discussed above, these increases had a significant effect on the Company’s operating results. Management believes that any future increases in the target federal funds rate will similarly improve yields on earning assets in subsequent periods.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 3.23% for the nine-month period ended September 30, 2006 as compared to 2.05% for the same period in 2005. This improvement in the average yield was a direct result of the Federal Reserve actions discussed above, as well as an increase in the Company’s holdings of Federal Reserve and Federal Home Loan Bank stocks, which pay dividend yields greater than those earned by the Company’s cash and cash equivalents. The percentage of average interest-earning assets represented by investments was 6.2% and 7.9% for the nine-month periods ended September 30, 2006 and 2005, respectively.

Interest expense from deposits and borrowings for the three-month and nine-month periods ended September 30, 2006 was $2.1 million and $5.6 million, respectively, compared to $1.2 million and $2.9 million for the comparable periods in 2005. This 78.0% and 91.2% increase for the three-month and nine-month periods, respectively, is the result of a 27.0% increase in average interest-bearing liabilities for the nine-month period ended September 30, 2006 as compared to the same period in 2005 as well as an increase in average rates paid. Average rates paid on these liabilities increased from 2.79% for the nine-month period ended September 30, 2005 to 4.21% for the nine-month period ended September 30, 2006. The increase in rates paid is directly attributable to the Federal Reserve actions discussed above as well as the issuance of $8 million of subordinated debt in December 2005. This subordinated debt bears interest at 7.2% plus the amortization of debt issuance costs, which brings the effective cost to 7.55%.

As a result of the factors discussed above, net interest margins increased to 5.30% for the nine-month period ended September 30, 2006. This is a 16.0% improvement over net interest margin of 4.57% for the same period in 2005. Although market rates of interest have increased significantly since September 30, 2005, management has been able to carefully implement deposit rate increases, which has allowed for significantly improved margins. Management expects that pressure to increase rates paid on deposits will increase if the target for the federal funds rate continues to rise.

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

Nine Months Ended September 30, 2006
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$208,210,918	$14,052,984	9.02%
Investment securities	2,265,407	71,120	4.02
Federal funds sold and other overnight investments	11,405,557	258,813	3.03
Total earning assets	221,881,882	14,382,917	8.67%
Less: Allowance for credit losses	(3,005,441)
Cash and due from banks	2,050,263
Premises and equipment, net	926,898
Accrued interest receivable and other assets	2,731,175
Total assets	$224,584,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$60,199,478	1,602,848	3.56%
Regular savings deposits	6,721,544	48,063.96
Time deposits	100,788,864	3,424,300	4.54
Short-term borrowings	2,055,513	69,234	4.50
Subordinated debt	8,000,000	451,819	7.55
Total interest-bearing liabilities	177,765,399	5,596,264	4.21%
Net interest income and spread		$8,786,653	4.46%
Non-interest-bearing demand deposits	28,095,382
Accrued expenses and other liabilities	1,571,903
Stockholders’ equity	17,152,093
Total liabilities and stockholders’ equity	$224,584,777

Interest income/earning assets	8.67%
Interest expense/earning assets	3.37
Net interest margin	5.30%

Return on Average Assets (Annualized)	1.16%
Return on Average Equity (Annualized)	15.21%
Average Equity to Average Assets	7.64%

Nine Months Ended September 30, 2005
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$162,883,257	$8,772,889	7.18%
Investment securities	2,325,834	53,923	3.09
Federal funds sold and other overnight investments	11,643,564	160,401	1.84
Total earning assets	176,852,655	8,987,213	6.78%
Less: Allowance for credit losses	(1,959,675)
Cash and due from banks	1,316,501
Premises and equipment, net	683,184
Accrued interest receivable and other assets	793,880
Total assets	$177,686,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$55,137,766	695,691	1.68%
Regular savings deposits	5,460,498	26,457.65
Time deposits	74,127,589	2,052,169	3.69
Short-term borrowings	3,960,879	90,859	3.06
Note payable	1,337,363	61,801	6.16
Total interest-bearing liabilities	140,024,095	2,926,977	2.79%
Net interest income and spread		$6,060,236	3.99%
Non-interest-bearing demand deposits	22,888,519
Accrued expenses and other liabilities	767,178
Stockholders’ equity	14,006,753
Total liabilities and stockholders’ equity	$177,686,545

Interest income/earning assets	6.78%
Interest expense/earning assets	2.21
Net interest margin	4.57%

Return on Average Assets (Annualized)	1.21%
Return on Average Equity (Annualized)	15.40%
Average Equity to Average Assets	7.88%

Provision for Credit Losses

The provision for credit losses for both the three-month and nine-month periods ended September 30, 2006 was $127,931, as compared to a $297.000 and $532,500 provision for the three-month and nine-month periods ended September 30, 2005, respectively. The provision for credit losses is normally reflective of the growth in loan balances outstanding in all segments of the portfolio as well as changes in the relative level of risk in the portfolio. The provisions for the three-month and nine-month periods ended September 30, 2006 were lower than the same periods in the prior year due to the fact that the relative risk mix of the portfolio declined for the nine-month period ended September 30, 2006 as the Company successfully eliminated some riskier loans. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month period ended September 30, 2006, the Company realized non-interest income of $206,365 as compared to $231,017 for the three-month period ended September 30, 2005. Gains on the sale of mortgage loans of $146,664 comprised 71.1% of the total for the three-month period ended September 30, 2006. This compares to gains on the sale of mortgage loans of $160,592, or 69.5% of total non-interest income, for the three-month period ended September 30, 2005.

For the nine-month period ended September 30, 2006, the Company realized non-interest income in the amount of $600,860. Gains on the sale of mortgage loans of $421,523 comprised 70.2% of the total for the nine-month period ended September 30, 2006. This compares to gains on the sale of mortgage loans of $352,745, or 65.3% of total non-interest income for the nine-month period ended September 30, 2005.

The level of gains on the sale of mortgage loans declined in the three-month period ended September 30, 2006 due to a general decrease in home purchase and refinance activity in the Company’s markets. The level of gains on the sale of mortgage loans increased in the nine-month period ended September 30, 2006 because the Company added additional residential construction and mortgage capabilities with the opening of the Lutherville mortgage operation in February 2005. This was achieved through the hiring of a team of eight individuals, including originators, processors and servicers who have extensive experience in the industry and the Company’s market area. Although these additional capabilities have increased the level of gains on the sale of mortgage loans, while also providing interest income on construction loans, it should be noted that additional increases in interest rates, or an extended slowdown in the housing market, could impact the Company’s ability to generate consistent non-interest income associated with mortgage loan production.

Service charges on deposit accounts totaled $41,597 and $124,358 for the three-month and nine-month periods ended September 30, 2006, as compared to $58,267 and $152,209 for the three-month and nine-month periods ended September 30, 2005. The decreases of 28.6% and 18.3% are primarily attributable to a decline in the level of overdraft fees charged on transaction accounts. This decline occurred as the average level of overdrawn balances declined by approximately 56% for the nine-month period ended September 30, 2006 as compared to the same period in 2005. The decline is a result of the Company’s ongoing emphasis of attracting relationships that tend to maintain higher account balances.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month and nine-month periods ended September 30, 2006 totaled $2,065,066 and $6,023,586, respectively. This compares to non-interest expense for the comparable periods in 2005 of $1,599,549 and $4,449,528. The increases of $465,517 and $1,574,058, or 29.1% and 35.4%, resulted primarily from an increase in salaries and benefits of $326,095 and $1,276,213, or 32.5% and 48.5%, for the same periods. The increases in salaries and benefits related to staffing growth, including the addition of a Senior Credit Officer in January 2006 and a Senior Business Development Officer in June, 2006, as well as staffing growth in residential real estate lending, commercial account portfolio managers and other operational support. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.

Occupancy expenses increased by $24,309 and $73,368 for the three and nine-months ended September 30, 2006, respectively, as compared to the same periods in 2005. The 23.8% and 24.7% increases for the three and nine-month periods were due primarily to scheduled rent increases and the acquisition of new space obtained to facilitate the expansion of the Company’s Lutherville banking office during the fourth quarter of 2005.

Legal and professional fees increased $61,823, or 206.1%, for the three-months ended September 30, 2006, and $81,200, or 79.1%, for the nine-months ended September 30, 2006, as compared to the same periods in 2005. The increases for the three-month and nine-month periods were related to legal fees incurred in connection with the drafting of executive employment agreements and legal assistance with the development of a commercial paper program, as well as an increase in internal and external audit fees related to Company growth and management’s desire to more frequently assess more complex functions such as Information Technology controls and residential lending compliance. Management expects that professional fees will continue to rise in 2006 and 2007 due to the costs associated with using outside consultants to facilitate the review and documentation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

Data processing and other outside services expense increased $1,430, or 0.9%, for the three-months ended September 30, 2006 as compared to the same period in 2005. The small increase for the three-month period as well as a $4,485, or 0.9%, decline in data processing and other outside services expense for the nine-months ended September 30, 2006, as compared to the same period in 2005, is the result of decreased data and item processing costs and other costs paid to external service providers. The 2005 costs include one-time expenses of approximately $45,000 incurred in conjunction with the Bank’s change of core processor in May 2005 and approximately $8,000 of systems support costs incurred to facilitate network infrastructure changes required for a bank processing system upgrade.

The savings in data and item processing was significant enough to offset increases in costs paid during 2006 for enhancements to the Company’s information technology maintenance and security infrastructure, human resource consulting, and higher printing expenses related to increased regulatory filings. The increased regulatory filings were required when the Company registered its securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in connection with listing its common stock on the NASDAQ Capital Market during the first quarter of 2006.

Advertising and marketing-related expenses increased $24,353, or 23.8%, for the three-months ended September 30, 2006, and $108,075, or 42.4%, for the nine-months ended September 30, 2006, as compared to the same periods in 2005. The increases for the three-month and nine-month periods were related to the number of business development professionals on staff, an enhanced effort to increase the Company’s name recognition in order to continue the growth of the customer base and an increase of $42,000 in charitable contributions.

The $27,507, or 14.0%, and $39,687, or 6.1%, increases in all other non-interest expense items for the three and nine-month periods ended September 30, 2006, respectively, relate to various costs associated with the increased size and complexity of the Company.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before the loan loss provision and non-interest income. The Company’s efficiency ratio was 62.3% and 64.2% for the three-month and nine-month periods ended September 30, 2006, respectively. This compares to 60.4% and 67.4% for the same periods in 2005. The improvement in the efficiency ratio for the nine-month period from the prior year was driven by strong revenue growth and prudent management of the Company’s cost structure. Fluctuations in the three-month period are a result of increased expenses not always matching up to revenue growth.

Management will continue to focus on leveraging its cost structure to generate profitable growth. Management believes that, while continued growth of the Company’s customer base will require additional staffing and space in order to appropriately service customers and effectively manage the business, this additional growth can continue without impairing efficiency.

Income Taxes

For the three-month and nine-month periods ended September 30, 2006, the Company recorded income tax expense of $443,067 and $1,285,000, respectively. For financial reporting purposes, taxable income for the three-month and nine-month periods ended September 30, 2005 was offset by the Company’s net operating loss carryforward available in that period.

The use of the net operating loss carryforward had a positive effect on 2005 earnings because no income tax expense was recorded for the three-month and nine-month periods ended September 30, 2005. In the fourth quarter of 2005, the Company determined that it would be required to pay income taxes for the first time in its brief history. As a result, the Company incurred a current income tax liability of $428,000 for the year ended December 31, 2005. The 2005 liability was offset by the recognition of a deferred tax asset of $1,083,000, resulting in a net tax benefit of $655,000 for the three-month period and year ended December 31, 2005.

The use of the net operating loss carryforward and the recognition of net deferred income tax assets had a positive effect on 2005 earnings. The $655,000 net tax benefit, in combination with income tax expenses recorded in 2006, will have a detrimental effect on earnings growth for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Financial Condition

Composition of the Balance Sheet

As of September 30, 2006, total assets were $236,620,818. This represents growth of $26,654,483, or 12.7%, since December 31, 2005. The growth in total assets includes increases of $668,895 in cash and due from banks, $9,107,336 in Federal funds sold and other overnight investments, $322,660 in other equity securities, $16,673,314 in loans net of the allowance for credit losses and $724,027 in other non-earning assets. These increases were offset by a decline of $841,749 in investment securities available for sale.

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

As of September 30, 2006, the Company held $3.5 million of these loans which were classified as held for sale, a significant decrease from the $15.5 million held as of December 31, 2005. This $12.0 million decrease was a result of the mortgage company’s decision to use other funding sources for loans originated in the nine months ended September 30, 2006. The decrease was slightly offset by an increase of approximately $767,000 in loans held for sale originated by the Company’s Lutherville and Salisbury mortgage operations.

As of September 30, 2006, loans, excluding loans held for sale, totaled $209,983,329. This represents an increase of $27,902,432, or 15.3%, from a balance of $182,080,897 as of December 31, 2005. Essentially all of this growth is a result of residential construction and rehabilitation lending generated by the Lutherville residential lending group established in February 2005. Excluding Lutherville residential construction and rehabilitation loans, loan growth was flat due to significant pay downs and payoffs. A total of approximately $28.8 million in loans, that were outstanding as of December 31, 2005, were paid off during the first nine months of 2006. This activity, combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans, offset most of the approximately $36.0 million in new loans funded during that same period. The Company continues to seek prudent growth through the identification of new market segments, hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

The composition of the loan portfolio as of September 30, 2006 was approximately $73.6 million of commercial loans, $4.0 million of consumer loans, and $132.4 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2005 was approximately $75.6 million of commercial loans, $2.9 million of consumer loans, and $103.6 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $6.4 million and $17.5 million as of September 30, 2006 and December 31, 2005, respectively.

Funds not extended in loans are invested in cash and due from banks and various investments, including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled approximately $19.1 million as of September 30, 2006 compared to approximately $9.8 million as of December 31, 2005.

At September 30, 2006, the Company had federal funds sold and other overnight investments totaling $15,140,288 as compared to $6,032,952 as of December 31, 2005. This increase is a result of increased deposits resulting from a strengthened focus on local deposit gathering. The Company held $607,300 of Federal Reserve Bank stock as of September 30, 2006 and $452,340 as of December 31, 2005. The Company also held Federal Home Loan Bank of Atlanta stock of $509,800 and $342,100 as of September 30, 2006 and December 31, 2005, respectively, and United States Treasury bills with a maturity value of $700,000 and $1,550,000 as of September 30, 2006 and December 31, 2005, respectively. The Treasury securities are used to collateralize repurchase agreements, which are classified as short-term borrowings under which $300,000 and $916,158 were outstanding as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, approximately $334,000 of Treasury securities were pledged to collateralize uninsured deposits held for a municipal government. Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

The increase in total assets was funded with operating earnings and an increase in deposits of $24,219,201, or 13.3%, since December 31, 2005. Short-term borrowings were flat from December 31, 2005 because deposit growth was sufficient to support asset growth.

Deposits at September 30, 2006 were $206,792,287, of which approximately $6.5 million, or 3.1%, was related to one customer. Deposits at December 31, 2005 were $182,573,086, of which deposits for this same customer and two others stood at approximately $12.0 million, or 6.6%, of total deposits. The deposits for these customers tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of September 30, 2006, the Company had outstanding certificates of deposit of approximately $32.2 million that were either obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit) or acquired through the CDARS program. The national market certificates of deposit were issued with an average yield of 4.95% and an average term of 31 months. Included in the $32.2 million are national market certificates of deposit totaling $1.1 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 4.59% and an average term of 20 months. As of December 31, 2005, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $33.8 million, and included one “Brokered Deposit” with a balance at that time of $97,296.

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network. These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of September 30, 2006, the Company had approximately $3.3 million of CDARS deposits outstanding of which $400,000 was placed on behalf of customers and $2.9 million was raised by the Company.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit, CDARS deposits and $3.5 million of the $6.5 million deposits from the large customer described above, stood at $171,181,151 as of September 30, 2006, up 20.7% from $141,825,926 as of December 31, 2005. Deposit balances relating to accounts from two customers, previously labeled as highly variable balance accounts, are no longer excluded from core deposits since their balances are no longer significant as of September 30, 2006. The increase in core deposits was due to an investment made in the addition of personnel specifically tasked with growing the core deposit base. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Short-term borrowings include repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. The outstanding balance of repurchase agreements decreased from $916,158 at December 31, 2005 to $300,000 at September 30, 2006 due to one customer’s decision to invest available overnight funds in the Bank’s newly created Overnight Commercial Paper program. This decision is advantageous for the Bank because it eliminates the Bank’s need to tie up securities as collateral for deposits.

Included in short-term borrowings as of September 30, 2006 is $1,250,000 of borrowings under the previously-mentioned Overnight Commercial Paper program. These borrowings are unsecured and are subordinated to all deposits. Short-term borrowings as of December 31, 2005 included $528,000 borrowed under unsecured Federal funds lines of credit.

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

The reserve factors used are based on management’s judgment as to appropriate reserve percentages for various categories of loans, and those values are adjusted based on the following: historical losses in each category, historical and current delinquency in each category, underwriting standards in each category, comparison of losses and delinquencies to peer group performance and an assessment of the likely impact of economic and other external conditions on the performance of each category.

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

The allowance for credit losses as of September 30, 2006 and December 31, 2005 was $3,090,000 and $3,000,000, respectively. The amount equates to 1.43% and 1.50% of outstanding loans, including loans held for sale, as of September 30, 2006 and December 31, 2005, respectively. The decreased percentage as of September 30, 2006 was due to the decreased level of risk in the loan portfolio during the nine-month period ended September 30, 2006. Bay National Corporation has no exposure to foreign countries or foreign borrowers.

As of September 30, 2006, the Company had one non-accrual loan with an unpaid principal balance and fees of approximately $70,000. This loan is classified as impaired. Management has established a specific credit loss allowance for this loan totaling approximately $70,000. Any losses on this loan will be charged off as soon as the amount of loss is determinable.

The Company had charge-offs totaling $37,931 during the three-month and nine-month periods ended September 30, 2006 and no charge-offs during the similar periods in 2005.

Management believes that the overall allowance for credit losses is adequate for each period presented.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of September 30, 2006, the Company had $2,129,564 in cash and due from banks, $15,140,288 in federal funds sold and other overnight investments, $698,637 in three-month U.S. Treasury Securities, and $6,369,946 in loans expected to be sold within 60 days. As of December 31, 2005, the Company had $1,460,669 in cash and due from banks, $6,032,952 in federal funds sold and other overnight investments, $1,540,386 in three-month U.S. Treasury Securities, and $17,509,064 in loans expected to be sold within 60 days. The decline in loans expected to be sold within 60 days is related to the previously-discussed decline in volume of the mortgage participations purchasing program.

The increase in the overall level of liquid assets, other than loans expected to be sold within 60 days, is the result of a strengthened focus on local deposit gathering. The decline in loans expected to be sold within 60 days is not expected to impact future liquidity since any such decline also reduces funding needs. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

The Company has commitments for a total of $7.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $23 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of September 30, 2006. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2006, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$15,140,288	6.49%	$15,140,288	$-	$-	$-
Loans held for sale	6,369,946	2.73%	6,369,946	-	-	-
Loans - Variable rate	112,110,487	48.05%	112,110,487	-	-	-
Loans - Fixed rate	97,872,842	41.95%	19,268,666	40,626,660	36,756,660	1,220,856
Other earning assets	1,815,737	0.78%	698,637	-	-	1,117,100
Total interest-earning assets	$233,309,300	100.00%	$153,588,024	$40,626,660	$36,756,660	$2,337,956

Interest-bearing liabilities
Deposits - Variable rate	$70,326,611	37.99%	$70,326,611	$-	$-	$-
Deposits - Fixed rate	105,255,109	56.85%	18,711,362	48,247,054	38,296,693	-
Short-term borrowings - Variable rate	1,550,000	0.84%	1,550,000	-	-	-
Subordinated debt	8,000,000	4.32%	-	-	-	8,000,000
Total interest-bearing liabilities	$185,131,720	100.00%	$90,587,973	$48,247,054	$38,296,693	$8,000,000

Periodic repricing differences
Periodic gap			$63,000,051	$(7,620,394)	$(1,540,033)	$(5,662,044)
Cumulative gap			$63,000,051	$55,379,657	$53,839,624	$48,177,580

Ratio of rate sensitive assets to rate sensitive liabilities			169.95%	84.20%	95.98%	29.22%

The Company has 57.3% of its interest-earning assets and 38.8% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $48,177,580. The majority of this gap is concentrated in items maturing or repricing within one year. This gap is generally reflective of the Company’s emphasis on originating variable rate loans and short-term fixed rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Outstanding loan commitments and lines and letters of credit as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
Loan commitments	$39,057,588	$21,577,585
Unused lines of credit	61,855,842	41,317,927
Letters of credit	2,888,659	2,754,383

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

The increase in the overall level of loan commitments and unused lines of credit as of September 30, 2006 as compared to loan commitments and unused lines of credit as of December 31, 2005, is reflective of the level of business development activity undertaken during the year.

Capital Resources

The Company had stockholders’ equity at September 30, 2006 of $18,300,362 as compared to $16,214,078 at December 31, 2005. The increase in capital is a result of the positive operating results for the nine-months ended September 30, 2006 plus an additional $77,756 received upon the issuance of shares of common stock upon the exercise of options. Management believes that the Company has adequate capital to support projected asset growth over the next 12 months.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could have paid dividends to the Company without approval from bank regulatory agencies at September 30, 2006; however, such payments are not currently planned.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of September 30, 2006 and December 31, 2005, respectively:

	September 30, 2006	December 31, 2005
Total deposits	$206,792,287	$182,573,086
National market certificates of deposit (includes CDARS deposits)	(32,159,329)	(33,765,135)
Variable balance accounts (1 customer at September 30, 2006 and 3 customers at December 31, 2005)	(6,451,807)	(11,982,025)
Portion of variable balance accounts considered to be core	3,000,000	5,000,000
Core deposits	$171,181,151	$141,825,926

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of September 30, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

Bay National Corporation

Date: November 13, 2006	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)