Form 10KSB
period 2006-12-31
BAY NATIONAL CORP
filed 2007-04-02
CIK 1089787

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51765

Bay National Corporation
(Name of small business issuer in its charter)

Maryland	52-2176710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2328 West Joppa Road, Lutherville, Maryland	21093
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 410-494-2580

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes __ No X

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

The issuer's revenues for its most recent fiscal year were $20,558,172.

The aggregate market value of the common equity held by non-affiliates was $26,091,160 as of March 27, 2007, based on a sales price of $18.45 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold on the Nasdaq Stock Market on March 27, 2007.

The number of shares outstanding of the issuer's Common Stock was 1,935,369 as of March 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Bay National Corporation, to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):

Yes __ No X

BAY NATIONAL CORPORATION

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

Marketing Focus

Bay National Bank was formed by a group of individuals active in business, professional, banking, financial and charitable activities in the Baltimore, Maryland metropolitan area and the Eastern Shore of Maryland. These individuals believed that the banking needs of certain segments of these communities were not being served adequately by existing banks. Specifically, as a result of bank mergers in the 1990s, many banks in the Baltimore metropolitan area and the Eastern Shore of Maryland became local branches of large regional and national banks. Although size gave the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, the organizers believed that these “mega banks” were focused on a mass market approach which de-emphasized personal contact and service. The organizers also believed that the centralization of decision-making power at these large institutions had resulted in a lack of customer service. At many of these institutions, determinations were made at the "home office" by individuals who lacked personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution.

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

Products and Services

Loan Portfolio.

Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are Bay National Bank's primary loan products, accounting for approximately 65% of the loan portfolio as of December 31, 2006.

Generally, Bay National Bank is subject to a lending limit to any one borrower of 15% of Bay National Bank’s unimpaired capital and surplus. However, management is able to originate loans and to participate with other lenders in loans that exceed Bay National Bank's lending limits.

The following is a description of the types of loans that Bay National Bank has targeted in building its loan portfolio:

•
Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing. Asset-based lending and accounts receivable financing are also available. As of December 31, 2006, these loans represented approximately 41% of Bay National Bank’s loan portfolio. In general, Bay National Bank targets small and mid-sized businesses in its market area with credit needs in the range of up to $5,000,000.

•
Commercial real estate loans, including mortgage loans on non-residential properties, and land development and construction loan financing, primarily for owner-occupied premises as well as first and second mortgage loans on commercially owned residential investment properties. As of December 31, 2006, these loans represented approximately 24% of Bay National Bank’s loan portfolio.

•
Mortgage loans and residential construction loans secured by residential property, including first and second mortgage loans on owner occupied and investment properties (1 to 4 family and multi-family) owned by individuals, and home equity loans secured by single-family owner-occupied residences. As of December 31, 2006, these loans represented approximately 34% of Bay National Bank’s loan portfolio. Like its consumer loans, Bay National Bank’s residential real estate loans are targeted to business owners and their employees, business professionals and high net worth individuals.

•
Consumer loans including automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2006, these loans represented approximately 1% of Bay National Bank’s loan portfolio. Bay National Bank’s consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

Bay National Bank originates some of its Eastern Shore residential mortgage loans through BNB Mortgage, LLC, a Maryland limited liability company, which is a joint venture between Bay National Bank and an Ocean City, Maryland real estate agent. Bay National Bank is responsible for all of the operations of BNB Mortgage, LLC. Bay National Bank’s share of net income from this entity amounted to $2,680 and $12,916 for the years ended December 31, 2006 and 2005, respectively. All loans originated by BNB Mortgage, LLC are immediately sold to Bay National Bank. These loans are then sold to third party investors in the same fashion as other conventional first and second residential mortgage loans originated by Bay National Bank.

Bay National Bank’s conventional first and second residential mortgage loans adhere to standards developed by FNMA/FHLMC. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market. Therefore, management sells those loans that have a lower degree of risk, and a lower yield, relative to the other types of loans that Bay National Bank makes. Since these loans are typically sold, Bay National Bank offers these loans as well as certain residential construction loans to a broader array of individuals than its home equity loans and other consumer loan products. As of December 31, 2006, mortgage loans held for sale totaled $1,444,303.

Deposits.

Bay National Bank offers a wide range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.

Other Banking and Financial Services.

Bay National Bank offers commercial customers cash management services such as sweep accounts, repurchase agreements, commercial paper investments, account reconciliation, lockbox services and wire transfers of funds. Additionally, Bay National Bank makes available telephone banking, ATM/debit cards, safe keeping boxes, after-hours deposit services, travelers checks, direct deposit of payroll and automatic drafts for various accounts. These services are provided either directly by Bay National Bank or through correspondent banking relationships. Bay National Bank does not have its own network of ATM machines. In general, Bay National Bank waives fees on a predetermined number of ATM transactions per month, thereby allowing its customers to use any ATM machine.

In addition, Bay National Bank's customers are able to access information about their accounts and view information about Bay National Bank's services and products on Bay National Bank's website, which is located at http://www.baynational.com. Bay National Bank’s website also permits customers to make transfers of funds among accounts, pay bills and send e-mail to Bay National Bank personnel.

Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank. As of December 31, 2006, Bay National Bank had not entered in to any such fee arrangements. When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

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

Employees

As of March 27, 2007, Bay National Bank employed fifty-seven individuals. Thirty-three people operate from Bay National Bank’s headquarters and banking office in Lutherville, Maryland, fourteen people operate from the Towson, Maryland residential lending office and ten people from the Salisbury, Maryland banking office. Bay National Corporation has no employees.

SUPERVISION AND REGULATION

General

Bay National Corporation and Bay National Bank are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations and generally are intended to protect depositors, not stockholders. The following discussion is only a summary and readers should refer to particular statutory and regulatory provisions for more detailed information. In addition, management cannot predict the nature or the extent of the effect on our business and earnings that new federal or state legislation may have in the future.

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

The Federal Reserve Board must approve, among other things, the acquisition by a bank holding company of control of more than 5% of the voting shares, or substantially all the assets, of any bank or bank holding company or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, Bay National Corporation may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

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

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (“GLBA”). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto and not a substantial risk to the safety and soundness of the depository institution or the financial system in general, as determined by the Federal Reserve Board. The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions.

As a bank holding company with consolidated assets of more than $150,000,000, Bay National Corporation also is subject to certain risk-based capital guidelines imposed on bank holding companies by the Federal Reserve Board to insure the holding company’s capital adequacy. See "Item 1. Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines" below for details.

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

In order for a national bank to operate a financial subsidiary, it must be well capitalized and well managed, have a satisfactory or better rating with respect to meeting community credit needs and the aggregate assets of all of the bank’s financial subsidiaries may not exceed 45% of the total assets of the bank, subject to certain exceptions. Existing authority of the OCC and the FDIC to review subsidiary activities is preserved.

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

Gramm-Leach-Bliley Act. The GLBA altered substantially the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company or a subsidiary of a bank that qualifies as a financial subsidiary is permitted to engage in activities that are financial in nature or incidental or complementary to a financial activity. The activities that the GLBA expressly lists as financial in nature include insurance activities, providing financial and insurance advisory services, underwriting services, and limited merchant banking activities. To become eligible for these expanded activities, a bank holding company must be approved by the Federal Reserve Board as a financial holding company.

The GLBA also provides new protections against the transfer and use by financial institutions of consumers’ nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The new privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

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

Since December 31, 1992, national banks and bank holding companies have been expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk-weighted assets (a "Total Risk-Based Capital Ratio") of 8%. At least half of this amount (4%) should be in the form of Tier 1 capital. These requirements apply to Bay National Bank and Bay National Corporation.

Tier 1 capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment in accordance with Statement of Financial Accounting Standards No. 115. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock which is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the OCC and the FDIC have established a minimum 3% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated national banks, with an additional cushion of at least 100 to 200 basis points for all other national banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4%-5% or more. Under the applicable regulations, highest-rated banks and bank holding companies are those that the OCC and the FDIC determine are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A national bank or bank holding company that has less than the minimum Leverage Capital Ratio requirement must submit, to the applicable regulator for review and approval of a reasonable plan describing the means and timing by which the bank will achieve its minimum Leverage Capital Ratio requirement. A national bank or bank holding company which fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order.

The OCC's and FDIC’s regulations also provide that any insured depository institution with a Leverage Capital Ratio less than 2% is deemed to be operating in an unsafe or unsound condition. Operating in an unsafe or unsound manner could lead the FDIC to terminate deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the OCC and FDIC to increase its Leverage Capital Ratio to such level as the OCC or FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance by the OCC or the FDIC or their respective designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”); (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Bay National Bank is "well capitalized" as of December 31, 2006.

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

A critically undercapitalized institution will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the four calendar quarters after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension. In general, good cause is defined as capital that has been raised and is immediately available for infusion into the bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

Deposit insurance. The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Assessment rates for BIF insured deposits currently range from 5 basis points to 43 basis points. Bay National Bank was assigned to a capital and supervisory subcategory that had an assessment rate of 0 in 2006 and has not yet been assigned to a capital and supervisory subcategory for 2007. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the approximately $8.1 billion Financing Corporation noncallable bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve a designated reserve ratio for BIF deposits. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Bay National Bank.

Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates and Insiders. Bay National Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Bank, which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The law and regulation limit the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of Bay National Bank and also limits the aggregate amount of transactions with all affiliates to 20% of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in the regulation, and the purchase of low quality assets from affiliates is generally prohibited.

The law and Regulation W, among other things, prohibit an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
•
with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Bay National Bank also is subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any "interested" director not participating in the voting. Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

All of Bay National Bank’s loans to its and Bay National Corporation’s executive officers, directors and greater-than-10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation W and 22(h) of the Federal Reserve Act and Regulation O.

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

Liquidity. Bay National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, as of December 21, 2006, amounts in transaction accounts above $8,500,000 and up to $45,800,000 must have reserves held against them in the ratio of 3 percent of the amount. Amounts above $45,800,000 require reserves of $1,119,000 plus 10 percent of the amount in excess of $45,800,000. Bay National Bank is in compliance with the applicable liquidity requirements.

Dividends.  The amount of dividends that may be paid by Bay National Bank to Bay National Corporation depends on its earnings and capital position and is limited by statute, regulations and policies. As a national bank, Bay National Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for loan losses and bad debts. In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). OCC approval is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, Bay National Bank may not pay a dividend if, after paying the dividend, it would be undercapitalized.

Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve Board, the FDIC, the OCC or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA. The CRA also requires all institutions to make public disclosure of their CRA ratings. Bay National Bank received a “satisfactory” rating in its latest CRA examination conducted in May 2003.

USA PATRIOT Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.

The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Bay National Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue additional regulations that will further clarify the USA Patriot Act’s requirements.

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

The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

Check 21. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as “Check 21.” The new law, which became effective on October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;
•	requiring that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Consumer Credit Reporting. On December 4, 2003, President George W. Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) became effective in 2004. The FCRA Amendments include, among other things:

•
requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

•
for entities that furnish information to consumer reporting agencies (which would include us), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because none of our affiliates is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.

Federal Deposit Insurance Reform. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;
•	indexing deposit insurance coverage levels for inflation beginning in 2012;
•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;
•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and
•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. The rules adopted include:

•	Inflation Index; Certain Retirement Accounts and Employee Benefit Plan Accounts (effective 10/12/2006);
•	One-time Assessment Credit (effective 11/17/2006);
•	Assessment Dividends (effective 1/1/2007);
•	Operational Processes Governing the FDIC’s Deposit Insurance Assessment Statement (effective 1/1/2007);
•	Risk-Based Assessment System (effective 1/1/2007);
•	Designated Reserve Ratio (effective 1/1/2007); and
•	Official FDIC Sign and Advertising of FDIC Membership (effective 11/13/2007).

Other Regulations. Interest and other charges we collect or contract for are subject to state usury laws and federal laws concerning interest rates. For example, under the Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

Our loan operations are also subject to federal laws applicable to credit transactions, such as the following:

•	The Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to the following:

•
The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Proposed Legislation and Regulatory Actions. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect Of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

Bay National Bank’s lending strategy involves risks resulting from the choice of loan portfolio. Bay National Bank's loan strategy emphasizes commercial business loans and commercial real estate loans. At December 31, 2006, such loans accounted for approximately 65% of the loan portfolio. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

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

Bay National Bank's ability to compete may suffer if it cannot take advantage of technology to provide banking services or if its customers fail to embrace that technology. Bay National Bank’s business strategy relies less on customers' access to a large branch network and more on access to technology and personal relationships. Further, the market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and tele-banking. Bay National Bank’s ability to compete successfully may depend on the extent to which Bay National Bank can take advantage of technological changes and the extent to which Bay National Bank’s customers embrace technology to complete their banking transactions.

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

The costs of being a public company are proportionately higher for small companies like us due to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 2.  Description of Property

Baltimore

Our Baltimore branch and administrative offices are located at 2328 West Joppa Road, Lutherville, Maryland 21093. Currently, we lease space in the basement (1,429 square feet), the first floor (4,067 square feet) and the third floor (6,206 square feet) of this building. The basement space is currently used for training and storage purposes, 947 square feet of the first floor space is currently used for administrative office space, 2,355 square feet of the first floor space is used for the Lutherville branch office and the third floor space is used for Bay National Corporation and Bay National Bank’s administrative offices. Approximately 765 square feet of the first floor space, previously sublet, will be used for additional administrative office space. The current lease expires on February 28, 2010, and we have the right to extend the lease for one five-year term to February 28, 2015.

As of December 31, 2006, Bay National Corporation was paying rent of $349,268 per year, or $29,106 per month for all of the leased space in the building. For the March 2007 to February 2008 lease year, Bay National Corporation will pay annual rent of $359,746, or $29,979 per month. For each lease year thereafter, including any lease years during any renewal term, the yearly base rent will increase by 3%. The rent includes Bay National Corporation’s share of taxes and building operating costs.

Beginning November 15, 2004, Bay National Corporation sublet approximately 765 square feet of the space on the first floor for a term through December 31, 2006 at a monthly rent for the first year of $1,893, which amount increased at the rate of 3% per year. This space is currently being converted for use by Bay National Corporation and Bay National Bank in order to accommodate current and future growth as the sublease terminated on December 31, 2006.

The Landlord, Joppa Green II Limited Partnership, LLLP, is beneficially owned by the MacKenzie Companies. Gary T. Gill, who has been a director of Bay National Corporation and Bay National Bank since January 2003, is the president and chief executive officer of the MacKenzie Companies. See “Item 12 - Certain Relationships and Related Transactions, and Director Independence.”

On July 19, 2006, Bay National Bank agreed, beginning October 1, 2006, to lease 4,317 square feet of space on the first floor of a building located at 1122 Kenilworth Drive, Towson, Maryland for its Baltimore residential mortgage operation. Pursuant to the lease agreement, the Bank agreed to an initial lease term of five years and two months, terminating on November 30, 2011. The Bank was also provided the right to renew the lease for one additional five-year term. As part of this agreement, the aggregate rent due under the lease is $8,454 monthly from December 2006 through November 2007. For each lease year thereafter, including any lease years during any renewal term, the yearly base rent will increase by 3%.

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

Bay National Corporation exercised its option to extend this lease which will now terminate on August 31, 2009, unless extended. During the new lease term, Bay National Corporation is paying monthly rent of approximately $2,292, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell. This property is owned by John R. Lerch, who has been a director of Bay National Corporation and Bay National Bank since their formation. See “Item 12 - Certain Relationships and Related Transactions, and Director Independence.”

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2006 to a vote of security holders of Bay National Corporation.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

As of March 27, 2007, the number of holders of record of Bay National Corporation’s common stock was approximately 380. Bay National Corporation’s common stock is currently traded on the NASDAQ Capital Market under the symbol "BAYN."

Bay National Corporation completed an initial public offering (“IPO”) of its common stock on April 30, 2000. Stock prices subsequent to the IPO are based upon limited trading on the Over the Counter Bulletin Board (“OTCBB”) prior to May 15, 2006 and on the NASDAQ Capital Market subsequent to that date. The following table reflects the high and low sales information for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2006 Bid or Sales Price Range		2005 Bid Price Range
Quarter	Low	High	Low	High
1st	$17.90	$23.00	$13.20	$15.25
2nd	17.90	19.50	14.50	19.75
3rd	18.50	19.55	17.25	21.00
4th	18.53	20.54	18.80	23.00

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

The amount of dividends that may be paid by Bay National Bank to Bay National Corporation depends on Bay National Bank's earnings and capital position and is limited by statute, regulations and regulatory policies. As a national bank, Bay National Bank may not pay dividends from its permanent capital. All cash dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for credit losses and bad debts. In addition, a national bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). OCC approval is required if the total of all cash dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, Bay National Bank may not pay a dividend if, after paying the dividend, it would be “undercapitalized” as defined in the applicable regulations.

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2006, 2005, 2004, 2003 and 2002
(dollars in thousands, except per share data)

	2006	2005	2004	2003	2002
Total assets	$254,805	$209,966	$170,763	$122,328	$84,609
Cash and due from banks	2,348	1,461	1,403	573	363
Federal funds sold and other overnight investments	31,550	6,033	16,709	17,487	11,753
Investment securities available for sale	698	1,540	1,544	1,548	948
Federal Reserve Bank stock	607	452	313	313	276
Federal Home Loan Bank stock	510	342	243	168	80
Loans, net	214,841	196,590	149,217	101,049	70,045
Deposits	224,149	182,573	153,927	108,531	76,079
Short-term borrowings	1,545	1,444	1,381	1,222	507
Note payable	-	-	1,250	-	-
Subordinated debt	8,000	8,000	-	-	-
Stockholders’ equity	18,842	16,214	13,419	12,067	7,610

Common shares outstanding	1,935,369	1,924,436	1,917,710	1,862,710	1,242,020
Book value per share	$9.74	$8.43	$7.00	$6.48	$6.13
Ratio of interest earning assets to interest bearing liabilities	126.40%	126.38%	124.95%	127.61%	127.68%
Stockholders’ equity as a percentage of assets	7.39%	7.72%	7.86%	9.86%	8.99%

SELECTED FINANCIAL RATIOS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, 2004, 2003 and 2002

Weighted average yield/rate on:	2006	2005	2004	2003	2002
Loans and loans held for sale	9.12%	7.46%	5.89%	5.98%	6.52%
Investments and interest bearing cash balances	3.79%	2.27%	1.11%	.80%	1.36%
Deposits and borrowings	4.31%	2.96%	2.17%	2.26%	2.84%
Net interest spread	4.40%	4.12%	3.14%	2.81%	2.80%
Net interest margin	5.27%	4.74%	3.60%	3.29%	3.43%

SELECTED OPERATIONAL DATA
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, 2004, 2003 and 2002
(dollars in thousands, except per share data)

	2006	2005	2004	2003	2002
Interest income	$19,781	$12,983	$7,624	$5,520	$3,486
Interest expense	7,823	4,294	2,464	1,937	1,367
Net interest income	11,958	8,689	5,160	3,583	2,119
Provision for credit losses	203	1,179	560	415	405
Net interest income after provision for credit losses	11,755	7,510	4,600	3,168	1,714
Non-interest income	777	750	539	626	479
Non-interest expenses	8,424	6,171	4,337	3,786	3,185
Income (loss) before income taxes	4,108	2,089	802	8	(992)
Income tax (expense) benefit	(1,678)	655	-	-	-
Net income (loss)	$2,430	$2,744	$802	$8	$(992)

PER COMMON SHARE
Basic net income (loss) per share	$1.25	$1.43	$.43	$.00	$(.80)
Diluted net income (loss) per share	$1.20	$1.37	$.41	$.00	$(.80)
Average shares outstanding (Basic)	1,938,110	1,922,580	1,877,929	1,660,348	1,242,020
Average shares outstanding (Diluted)	2,018,209	2,002,225	1,936,693	1,682,905	1,242,020

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Bay National Corporation’s financial condition and results of operations should be read in conjunction with Bay National Corporation’s consolidated financial statements, the notes thereto and the other information included in this annual report.

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Parent") and its national bank subsidiary, Bay National Bank ("Bank"), (collectively the "Company"), as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006.

 General

The Parent was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of the Bank. The Bank commenced operations on May 12, 2000.

The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company’s primary market areas are in the Baltimore Metropolitan area and on Maryland’s Eastern Shore, although the Company’s business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit with an emphasis on meeting the borrowing needs of small businesses. The Company’s target customers are small and mid-sized businesses, business owners, professionals and high net worth individuals.

Overview

The Company continued a pattern of strong growth during the year ended December 31, 2006. This growth has resulted in improved operating results as compared to prior years. Key measurements for the year ended December 31, 2006 include the following:

•	Total assets at December 31, 2006 increased by 21.4% to $254.8 million as compared to $210.0 million as of December 31, 2005.

•	Net loans outstanding increased by 9.3% from $196.6 million as of December 31, 2005 to $214.8 million as of December 31, 2006.

•
At December 31, 2006, the Company had one nonperforming loan with a fully paid loan balance and unpaid fees of approximately $13,000. We believe an appropriate allowance for credit losses continues to be maintained.

•	Deposits at December 31, 2006 were $224.1 million, an increase of $41.6 million or 22.8% from December 31, 2005.

•
During March 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. This network provides the Company with the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through the certificate of deposit account registry service (CDARS) on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network. These deposits are considered “Brokered Deposits” for bank regulatory purposes. As of December 31, 2006, the Company had approximately $4.6 million of CDARS deposits outstanding.

•
The Company realized net income of $2,429,828 for the year ended December 31, 2006. This compares to net income of $2,744,330 and $802,264 for the years ended December 31, 2005 and 2004, respectively. Included in the results of the year ended December 31, 2006 was income tax expense of $1,678,358 compared to an income tax benefit of $655,000 recorded in 2005.

•
Net interest income, the Company’s main source of income, was $12.0 million for the year ended December 31, 2006 compared to $8.7 million and $5.2 million for the years ended December 31, 2005 and 2004, respectively. This represents increases of 37.6% and 131.8% over the two prior years.

•	Net loan charge-offs were $27,931 for the year ended December 31, 2006. Net charge-offs since the inception of the Bank in 2000 were $32,892.

•	Non-interest income for the year ended December 31, 2006 increased by $26,740 or 3.6% as compared to the year ended December 31, 2005.

•	Non-interest expense increased by $2,253,398 or 36.5% for the year ended December 31, 2006, as compared to the year ended December 31, 2005.

•	The market price of our common stock ended the year at $19.20, down 8.6% from the closing price of $21.00 on December 31, 2005.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

OVERVIEW

The Company recorded net income of $2,429,828 for the year ended December 31, 2006. This compares to $2,744,330 reported for the year ended December 31, 2005, a decrease of $314,502 due to a $2,033,358 negative swing in income taxes resulting from recognition of a $655,000 tax benefit in 2005 and the recognition of income tax expense of $1,678,358 in 2006. The Company reported net income of $802,264 for the year ended December 31, 2004. This significant improvement in results for the periods is due to the continued strong growth of the loan portfolio, as well as significant improvement in margins resulting from a rising interest rate environment.

Bay National Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second residential mortgage loans and construction and rehabilitation loans. Bay National Bank sells most of its first and second residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Lutherville mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the years ended December 31, 2006, 2005 and 2004, gains on the sale of mortgage loans totaled $573,387, $512,047 and $244,716, respectively. Gains on the sale of mortgage loans marginally increased for the year ended December 31, 2006 as compared to the same period in 2005 due to a slowdown in the real estate markets in both of the Company’s primary market areas.

The level of gains on the sale of mortgage loans increased in 2005 as compared to 2004 due to the addition of the Lutherville origination operation, which focuses on construction and rehabilitation loans that will be modified to permanent financing upon completion of the project. The permanent financing is then sold in the secondary market. We believe that this type of residential lending is less sensitive to the fluctuations in interest rates.

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

The primary risk to the Company from this program is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. As of December 31, 2006, the Company had no loans outstanding under this program, which are normally classified as held for sale. The Company earned $264,299 of interest on this program during 2006 and $751,803 during 2005. The activity in this program declined significantly in 2006 as the originating mortgage company utilized other available funding sources.

Management expects continued improvement in operating results as asset levels continue to grow. However, actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the impact of interest rate changes, which can reduce margins, the continued success of the Lutherville mortgage lending programs, and the volatility of existing mortgage loan production, which is sensitive to economic and interest rate fluctuations.

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

Interest income from loans and investments for the year ended December 31, 2006 was $19,780,839, compared to $12,982,706 and $7,623,564 for the years ended December 31, 2005 and 2004, respectively. The 52.4% increase over 2005, and the 159.5% increase over 2004, is directly related to the 23.8% increase in average interest earning assets from 2005 and the 58.3% increase in average interest earning assets from 2004. The change in interest income was also impacted by changes in average yields due to a rising interest rate environment in 2006 and 2005. The yields on these assets rose from 5.31% for the year ended December 31, 2004 to 7.08% for the year ended December 31, 2005 and to 8.71% for the year ended December 31, 2006.

The percentage of average interest-earning assets represented by loans was 92.3%, 92.5% and 88.0% for the years ended December 31, 2006, 2005, and 2004, respectively. For the year ended December 31, 2006, the average yield on the loan portfolio was 9.12%, as compared to 7.46% for the year ended December 31, 2005 and 5.89% for the year ended December 31, 2004. Loan yields have increased primarily as a result of seventeen 0.25% increases in the target federal funds rate, from 1.00% at June 25, 2003 to 5.25% effective June 29, 2006. As can be seen by the yields discussed above, these increases had a significant impact on the Company’s operating results. The timing and amount of the impact on loan yields of changes to the federal funds rates varies from period to period as a result of differences in the mix of fixed rate loans to variable rate loans at any point in time.

The average yield on the investment portfolio and other earning assets such as federal funds sold was 3.79% for the year ended December 31, 2006 as compared to 2.27% and 1.11% for the years ended December 31, 2005 and 2004, respectively. The fluctuations in the average yields were a direct result of the Federal Reserve actions discussed above as well as an increase in the holdings of Federal Reserve and Federal Home Loan Bank of Atlanta stocks, which pay dividend yields greater than the prevailing federal funds rate. The percentage of average interest-earning assets represented by investments was 7.7%, 7.5% and 12.0% for the years ended December 31, 2006, 2005, and 2004, respectively.

Interest expense from deposits and borrowings for the year ended December 31, 2006 was $7,822,700 compared to $4,294,146 and $2,464,209 for the years ended December 31, 2005 and 2004, respectively. The 82.2% increase over 2005 and the 217.5% increase over 2004 are directly related to the 25.1% increase in average interest-bearing liabilities from 2005 and the 59.5% increase in average interest-bearing liabilities from 2004. Interest expense was also impacted by changes in average rates paid due to the increasing interest rate environment. The average rates paid on these liabilities changed from 2.17% for the year ended December 31, 2004 to 2.96% for the year ended December 31, 2005 to 4.31% for the year ended December 31, 2006. Average rates paid increased during 2006 as a result of the rising interest rate environment during this period as well as the effect of incurring a full year of interest on the subordinated debt at an effective rate of 7.55%. Management has observed pressure to increase rates paid on deposits as the target for the federal funds rate has risen. Management expects that this pressure will continue if rates continue to rise.

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

Year Ended December 31, 2006
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$209,637,043	$19,117,244	9.12%
Investment securities	2,151,124	105,625	4.91
Federal funds sold and other overnight investments	15,366,594	557,970	3.63
Total Earning Assets	227,154,761	19,780,839	8.71%
Less: Allowance for credit losses	(3,029,070)
Cash and due from banks	2,089,474
Premises and equipment, net	952,629
Accrued interest receivable and other assets	2,761,444
Total Assets	$229,929,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$61,312,209	2,208,830	3.60%
Regular savings deposits	6,327,802	67,402	1.07
Time deposits	103,935,678	4,856,379	4.67
Short-term borrowings	1,935,743	86,522	4.47
Subordinated debt	8,000,000	603,567	7.55
Total interest-bearing liabilities	181,511,432	7,822,700	4.31%
Net interest income and spread		$11,958,139	4.40%
Non-interest-bearing demand deposits	29,145,397
Accrued expenses and other liabilities	1,701,423
Stockholders’ equity	17,570,986
Total Liabilities and Stockholders’ Equity	$229,929,238

Interest and fee income/earning assets	8.71%
Interest expense/earning assets	3.44
Net interest margin	5.27%

Return on Average Assets	1.06%
Return on Average Equity	13.83%
Average Equity to Average Assets	7.64%

Year Ended December 31, 2005
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$169,811,066	$12,671,707	7.46%
Investment securities	2,343,007	86,267	3.68
Federal funds sold and other overnight investments	11,340,021	224,732	1.98
Total Earning Assets	183,494,094	12,982,706	7.08%
Less: Allowance for credit losses	(2,064,604)
Cash and due from banks	1,328,362
Premises and equipment, net	708,549
Accrued interest receivable and other assets	900,832
Total Assets	$184,367,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$56,170,562	1,064,126	1.89%
Regular savings deposits	5,643,798	36,572.65
Time deposits	77,785,133	2,957,821	3.80
Short-term borrowings	3,630,729	115,810	3.19
Note payable	1,426,027	91,709	6.43
Subordinated debt	438,356	28,108	7.20
Total interest-bearing liabilities	145,094,605	4,294,146	2.96%
Net interest income and spread		$8,688,560	4.12%
Non-interest-bearing demand deposits	24,032,958
Accrued expenses and other liabilities	884,689
Stockholders’ equity	14,354,981
Total Liabilities and Stockholders’ Equity	$184,367,233

Interest and fee income/earning assets	7.08%
Interest expense/earning assets	2.34
Net interest margin	4.74%

Return on Average Assets	1.49%
Return on Average Equity	19.12%
Average Equity to Average Assets	7.79%

Year Ended December 31, 2004
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$126,212,414	$7,431,368	5.89%
Investment securities	2,038,432	45,173	2.22
Federal funds sold and other overnight investments	15,232,288	147,023	0.97
Total Earning Assets	143,483,134	7,623,564	5.31%
Less: Allowance for credit losses	(1,473,985)
Cash and due from banks	909,590
Premises and equipment, net	641,550
Accrued interest receivable and other assets	534,261
Total Assets	$144,094,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$46,627,122	509,308	1.09%
Regular savings deposits	4,363,244	28,396	0.65
Time deposits	61,184,843	1,901,183	3.11
Short-term borrowings	1,475,148	19,020	1.29
Note payable	129,098	6,302	4.88
Subordinated debt	-	-	-
Total interest-bearing liabilities	113,779,445	2,464,209	2.17%
Net interest income and spread		$5,159,355	3.14%
Non-interest-bearing demand deposits	17,391,401
Accrued expenses and other liabilities	515,639
Stockholders’ equity	12,408,055
Total Liabilities and Stockholders’ Equity	$144,094,550

Interest and fee income/earning assets	5.31%
Interest expense/earning assets	1.71
Net interest margin	3.60%

Return on Average Assets	0.56%
Return on Average Equity	6.47%
Average Equity to Average Assets	8.61%

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

	Year ended December 31,
	2006 vs. 2005 Due to variances in
	Total	Rates	Volumes	Rate/ Volume
Interest income on:
Loans and loans held for sale	$6,445,537	$2,813,722	$2,971,909	$659,906
Investment Securities	19,358	28,780	(7,065)	(2,357)
Federal funds sold and other overnight investments	333,238	187,031	79,797	66,410
Total interest income	6,798,133	3,029,533	3,044,641	723,959

Interest expense on:
Interest-bearing demand deposits	1,144,704	959,471	97,406	87,827
Regular savings deposits	30,830	23,544	4,433	2,853
Time deposits	1,898,558	676,678	994,388	227,492
Short-term borrowings	(29,288)	46,473	(54,065)	(21,696)
Note payable	(91,709)	(91,709)	(91,709)	91,709
Subordinated debt	575,459	4,964	484,863	85,632
Total interest expense	3,528,554	1,619,421	1,435,316	473,817

Net interest income	$3,269,579	$1,410,112	$1,609,325	$250,142

	Year ended December 31,
	2005 vs. 2004 Due to variances in
	Total	Rates	Volumes	Rate/ Volume
Interest income on:
Loans and loans held for sale	$5,240,339	$1,986,904	$2,567,082	$686,353
Investment Securities	41,094	29,880	6,749	4,465
Federal funds sold and other overnight investments	77,709	154,844	(37,568)	(39,567)
Total interest income	5,359,142	2,171,628	2,536,263	651,251

Interest expense on:
Interest-bearing demand deposits	554,818	374,022	104,243	76,553
Regular savings deposits	8,176	(122)	8,334	(36)
Time deposits	1,056,638	425,403	515,817	115,418
Short-term borrowings	96,790	28,033	27,793	40,964
Note payable	85,407	2,001	63,310	20,096
Subordinated Debt	28,108	-	-	28,108
Total interest expense	1,829,937	829,337	719,497	281,103

Net interest income	$3,529,205	$1,342,291	$1,816,766	$370,148

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $202,931 for the year ended December 31, 2006, as compared to $1,178,866 for the year ended December 31, 2005, and $559,596 for the year ended December 31, 2004. The provision was lower than the same periods in the prior year due to the fact that the loan portfolio grew at a slower pace in 2006 and the relative risk mix of the portfolio declined as the Company successfully reduced or eliminated some riskier loans from its portfolio. The provision for 2005 was higher than the prior year due to the fact that an additional $500,000 provision was established in the fourth quarter of 2005 as a result of the downgrading of one credit. For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

NON-INTEREST INCOME

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges and cash management fees. For the year ended December 31, 2006, the Company realized non-interest income in the amount of $777,333 as compared to $750,593 and $538,847 for the years ended December 31, 2005 and 2004, respectively.

Gains on the sale of mortgage loans of $573,387 represented 73.8% of non-interest income for the year ended December 31, 2006. This compares to gains on the sale of mortgage loans of $512,047 or 68.2% of total non-interest income for the year ended December 31, 2005 and $244,716 or 45.4% of total non-interest income for the year ended December 31, 2004. The marginal increase for the year ended December 31, 2006 as compared to the prior year was achieved even though there has been a general decline in home purchase and refinance activity in the Company’s markets. The level of gains on the sale of mortgage loans increased significantly from 2004 because the Company added additional residential construction and mortgage capabilities with the opening of the Lutherville mortgage operation in February 2005. This was achieved through the hiring of a team of eight individuals, including originators, processors and servicers who have extensive experience in the industry and the Company’s market area. Additional increases in interest rates, or a slow down in the housing market, could impact the Company’s ability to generate non-interest income associated with mortgage loan production.

Service charges on deposit accounts totaled $148,042 for the year ended December 31, 2006, as compared to $188,276 and $237,980 for the years ended December 31, 2005 and 2004, respectively. The decreases of 21.4% over 2005 and 37.8% over 2004 can be primarily attributed to a decline in the level of overdraft fees charged on transaction accounts. This decline occurred as the average level of overdrawn balances declined by approximately 59% for the twelve-month period ended December 31, 2006 as compared to the same period in 2005. The decline is a result of the Company’s ongoing emphasis on attracting relationships that tend to maintain higher account balances.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

NON-INTEREST EXPENSE

The components of non-interest expense were as follows:

	Years Ended December 31,
	2006	2005	2004
Salaries and employee benefits	$5,431,989	$3,627,630	$2,442,774
Occupancy expenses	506,323	420,866	312,550
Furniture and equipment expenses	342,261	304,132	255,547
Legal and professional fees	245,412	154,476	175,757
Data processing and other outside services	701,422	655,726	582,396
Advertising and marketing related expenses	512,709	445,482	212,237
Other expenses	684,239	562,645	355,081
Total non-interest expenses	$8,424,355	$6,170,957	$4,336,342

2006 compared to 2005

Non-interest expense for the year ended December 31, 2006 totaled $8,424,355 compared to $6,170,957 for the year ended December 31, 2005. The increase of $2,253,398, or 36.5%, was primarily due to increases in salaries and employee benefit expenses, which represented 64.5% and 58.8% of non-interest expenses for the years ended December 31, 2006 and 2005, respectively.

Salaries and benefits increased by $1,804,359 or 49.7% , which was related to staffing growth, including the addition of a Senior Credit Officer in January 2006 and a Senior Business Development Officer in June 2006, as well as staffing growth in residential real estate lending, private banking, commercial account portfolio managers and other operational support. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume. Occupancy expenses increased by $85,457, or 20.3%, due in part to scheduled rent increases and increased rental expenses associated with new space obtained to accommodate a larger Baltimore banking office and the Baltimore mortgage operation.

Legal and professional fees increased $90,936, or 58.9% resulting from legal fees incurred in connection with the drafting of executive employment agreements and legal assistance with the development of a commercial paper program, as well as an increase in internal and external audit fees related to Company growth and management’s desire to more frequently assess more complex functions such as information technology controls and residential lending compliance. Management expects that professional fees will continue to rise in 2007 due to the costs associated with using outside consultants to facilitate the review and documentation of the Company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

The $45,696, or 7.0%, increase in data processing and other outside services resulted from increased costs paid during 2006 for enhancements to the Company’s information technology maintenance and security infrastructure, human resource consulting, and higher printing expenses related to increased regulatory filings. The increased regulatory filings were required when the Company registered its securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in connection with listing its common stock on the NASDAQ Capital Market during the first quarter of 2006.

The $38,129, or 12.5%, increase in furniture and equipment expenses is related to increased costs associated with expanded staffing and facilities. Advertising and marketing related expenses increased $67,227, or 15.1%, which was related to an increase in the number of marketing events conducted and the number of business development professionals. The increase of $121,594, or 21.6%, in all other expenses relates to various costs associated with the increased size and complexity of the Company.

The banking industry utilizes the “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before the loan loss provision and non-interest income. The Company’s efficiency ratio was 66.1% for the year ended December 31, 2006 compared to 65.4% for the year ending December 31, 2005. The increase from the prior year was driven by increased expenses not matching up to revenue growth.

Substantially all of the occupancy costs in 2006 were paid to directors of Bay National Corporation or entities controlled by directors of Bay National Corporation. Management believes that the terms of these leases are at least as favorable as could be obtained from independent third parties. However, management has not conducted a recent market analysis to confirm this. For a discussion of the terms of the leases with these persons, see “Item 12 - Certain Relationships and Related Transactions, and Director Independence.”

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

INCOME TAXES

For the year ended December 31, 2006, the Company recorded income tax expense of $1,678,358 compared to a tax benefit of $655,000 for the year ended December 31, 2005.

For financial reporting purposes, taxable income for the years ended December 31, 2005 and 2004 was offset by the Company’s net operating loss carryforwards available in those years. The 2005 liability was offset by the recognition of a deferred tax asset of $1,083,000, resulting in the net tax benefit of $655,000 for the year ended December 31, 2005.

The use of the net operating loss carryforward and the recognition of net deferred income tax assets had a positive effect on 2005 earnings. Prior to 2005, the Company had not recorded any income tax expense or benefit. Recognizing income tax expense in 2006 had a detrimental effect on reported earnings.

At December 31, 2006, the Company continues to have approximately $1,650,000 of Maryland net operating loss carryforwards (a possible net tax benefit of $115,000) for the unconsolidated state tax return for Bay National Corporation. Unless Bay National Corporation generates income from its own operations (i.e., unrelated to Bay National Bank), these operating loss carryforwards will expire in 2019 and 2021.

Financial Condition

COMPOSITION OF THE BALANCE SHEET

Total assets of the Company were $254,804,847 as of December 31, 2006, compared to total assets of $209,966,335 as of December 31, 2005. This represents growth of approximately $44.8 million, or 21.4%, since December 31, 2005. The growth in assets was funded by growth in deposits and earnings. Deposits at December 31, 2006 were $224,148,952 as compared to deposits of $182,573,086 at December 31, 2005. Deposit growth directly resulted from the marketing efforts of officers and directors of the Bank. Management has set the interest rates paid on deposits to be competitive in the market and has continued to increase marketing activities throughout the year.

As of December 31, 2006, loans including loans held for sale (net of a $3,175,000 allowance for credit losses), totaled $214,840,678. This represents an increase of $18,250,717, or 9.3%, from December 31, 2005. Essentially all of this growth is a result of residential construction and rehabilitation lending generated by the Lutherville residential lending group established in February 2005. Excluding Lutherville residential construction and rehabilitation loans, loan growth was flat due to significant pay downs and payoffs. A total of approximately $40.1 million in loans that were outstanding as of December 31, 2005 were paid off during 2006. This activity, combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans, offset most of the approximately $46.6 million in new loans funded during that same period.

The composition of the loan portfolio as of December 31, 2006 was approximately $88.5 million of commercial loans (excluding real estate loans), $3.3 million of consumer loans and $124.8 million of real estate loans excluding $1,444,303 of mortgage loans held for sale. The composition of the loan portfolio as of December 31, 2005 was approximately $75.6 million of commercial loans (excluding real estate loans), $2.9 million of consumer loans and $103.6 million of real estate loans excluding $17,509,064 of mortgage loans held for sale. Growth in the loan portfolio is a direct result of the addition of the Lutherville mortgage group as well as the marketing efforts of bank employees, members of the Board of Directors and the Baltimore and Salisbury Advisory Boards. The mix of loans shifted to a higher concentration in real estate as a result of the Lutherville mortgage group’s production.

The Company will continue to emphasize prudent growth through the hiring of experienced commercial lenders and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

Funds not extended in loans are held in cash and due from banks, and various investments including federal funds sold and other overnight investments, United States Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled $35,712,830 as of December 31, 2006 compared to $9,828,447 as of December 31, 2005. Other than the investments in Federal Reserve Bank stock and Federal Home Loan Bank stock, totaling $1,117,100 and $794,440 at December 31, 2006 and 2005, respectively, all investments have maturities of 90 days or less. The Treasury securities are used to collateralize repurchase agreements which are classified as short-term borrowings under which $300,000 and $916,158 were outstanding as of December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006, approximately $334,000 of Treasury securities were pledged as collateral for uninsured deposits held for a municipal government. Management has made a decision to maintain liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio or to fund the maturity of higher cost national time deposits.

Total capital at December 31, 2006 was $18,842,493 as compared to $16,214,078 at December 31, 2005. The increase in capital is primarily a result of the positive operating results for the year ended December 31, 2006.

COMPOSITION OF LOAN PORTFOLIO

Because yields on loans typically exceed the yields on investments, the Company’s business strategy is to continue to increase the overall level of loans, as well as maintain a relatively high percentage of loans to total earning assets. Increasing loans and loans as a percentage of total earning assets will maximize the net interest margin. As of December 31, 2006 and 2005, loans represented 86.73% and 95.98% of total earning assets, respectively.

The following table sets forth the composition of the principal balances of the Company's loan portfolio as of December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

	2006	2005	2004	2003	2002
Real Estate - Home Equity Line of Credit	$19,963,116	$21,067,964	$24,548,506	$16,078,166	$9,960,943
Real Estate - Construction	76,889,997	47,933,768	12,968,251	8,101,017	3,700,389
Real Estate - Mortgage	27,903,399	34,542,931	27,854,130	13,687,709	7,816,997
Loans Held for Sale	1,444,303	17,509,064	9,613,162	923,825	2,818,500
Commercial	88,491,722	75,626,825	73,836,994	61,868,002	42,566,165
Consumer	3,323,141	2,909,409	2,205,556	1,657,081	4,033,767
Total Loans	$218,015,678	$199,589,961	$151,026,599	$102,315,800	$70,896,761

The following table sets forth the percentages of loans in each category for the Company's loan portfolio as of December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

	2006	2005	2004	2003	2002
Real Estate - Home Equity Line of Credit	9.16%	10.55%	16.25%	15.71%	14.05%
Real Estate - Construction	35.27	24.02	8.59	7.92	5.22
Real Estate - Mortgage	12.80	17.31	18.44	13.38	11.03
Loans Held for Sale	0.66	8.77	6.37	.90	3.97
Commercial	40.59	37.89	48.89	60.47	60.04
Consumer	1.52	1.46	1.46	1.62	5.69
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table sets forth the maturity distribution for the Company's loan portfolio at December 31, 2006. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years
Real Estate - Home Equity Line of Credit	$19,963,116	$-	$-	$-
Real Estate - Construction	72,493,311	4,090,021	306,665	-
Real Estate - Mortgage	16,320,927	8,048,428	3,472,188	61,856
Loans Held for Sale	1,444,303	-	-	-
Commercial	60,043,656	14,992,589	10,492,601	2,962,876
Consumer	2,528,852	758,314	35,975	-
Total	$172,794,165	$27,889,352	$14,307,429	$3,024,732

Fixed interest rate	$58,210,286	$27,889,352	$14,307,429	$3,024,732
Variable interest rate	113,139,576	-	-	-
Loans Held for Sale	1,444,303	-	-	-
Total	$172,794,165	$27,889,352	$14,307,429	$3,024,732

The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

The Company's loan portfolio composition as of December 31, 2006 reflects a 51.90% concentration in variable rate loans. Loans held for sale total $1,444,303 or 0.66% of the Company's loan portfolio. Fixed rate loans total $103,431,799 or 47.44% of the Company's loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. Loans held for sale are expected to be sold in three months or less and as a result are not materially impacted by interest rate fluctuations. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and, if rates were to fall, the interest earned would decline. See "Liquidity and Interest Rate Sensitivity."

The officers and directors of the Company, including their related companies, had outstanding loans from the Bank of $11,245,284 at December 31, 2006 and $8,059,647 at December 31, 2005. All loans made to officers and directors, including their related companies, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

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

The reserve factors used are based on management’s judgment as to appropriate reserve percentages for various categories of loans, and management adjusts those values based on the following: historical losses in each category, historical and current delinquency in each category, underwriting standards in each category, comparison of losses and delinquencies to peer group performance and an assessment of the likely impact of economic and other external conditions on the performance of each category.

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

The allowance for credit losses as of December 31, 2006 and December 31, 2005 was $3,175,000 and $3,000,000, respectively. The amount equates to 1.46% and 1.50% of outstanding loans, including loans held for sale, as of December 31, 2006 and 2005, respectively. The decreased percentage was due to the decreased level of risk in the loan portfolio. Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The following table represents an analysis of the activity in the allowance for credit losses for the periods presented:

	2006	2005	2004	2003	2002
Balance at beginning of year	$3,000,000	$1,810,000	$1,266,500	$851,500	$447,000
Provision for credit losses	202,931	1,178,866	559,596	415,000	404,500
Loan charge-offs
Commercial	(37,931)	-	(15,222)	-	-
Consumer	-	-	(2,134)	-	-
Loan recoveries
Commercial	10,000	11,134	1,260	-	-
Net recoveries (charge-offs)	(27,931)	11,134	(16,096)	-	-
Balance at end of year	$3,175,000	$3,000,000	$1,810,000	$1,266,500	$851,500

The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above for the periods presented:

	2006	2005	2004	2003	2002
Real Estate - Home Equity Line of Credit	$100,811	$106,986	$122,918	$80,370	$52,720
Real Estate - Construction	1,482,349	469,580	150,346	86,252	33,961
Real Estate - Mortgage	177,116	214,601	179,798	133,109	84,548
Loans Held for Sale	7,222	87,545	48,066	-	-
Commercial	1,281,491	2,046,219	1,279,472	954,623	626,699
Consumer	16,693	10,275	11,032	10,324	26,256
Unallocated	109,318	64,794	18,368	1,822	27,316
Total Allowance	$3,175,000	$3,000,000	$1,810,000	$1,266,500	$851,500

The unallocated portion of the allowance for credit losses increased in 2006. This occurred because the Company calculates an overall reserve level while the underlying portfolio experienced a moderate shift in the mix of loans by risk grade and the real estate market softened in both of the Company’s primary market areas. The shift in the mix of loans by risk grade is a normal result of the addition of new loans, the decrease in balances of more mature loans and the ongoing reassessment of all loans.

The following table sets forth the percentages of loans in each category for the Company's loan portfolio as of December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

	2006	2005	2004	2003	2002
Real Estate - Home Equity Line of Credit	9.16%	10.55%	16.25%	15.71%	14.05%
Real Estate - Construction	35.27	24.02	8.59	7.92	5.22
Real Estate - Mortgage	12.80	17.31	18.44	13.38	11.03
Loans Held for Sale	0.66	8.77	6.37	.90	3.97
Commercial	40.59	37.89	48.89	60.47	60.04
Consumer	1.52	1.46	1.46	1.62	5.69
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

Management performs reviews of all delinquent loans. Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on non-accrual loans only when received. As of December 31, 2006 and 2005, the Company did not have any non-accrual loans.

Any property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. Upon foreclosure, the Company generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis with external inspections on at least a quarterly basis. As of December 31, 2006 and 2005, the Company held no real estate acquired as a result of foreclosure.

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

The Company had no impaired loans as of December 31, 2004, 2003 and 2002, respectively. As of December 31, 2006 the Company had one non accrual loan with a fully paid principal balance and unpaid fees of approximately $13,000 compared to an unpaid principal balance and fees of approximately $1.7 million as of December 31, 2005. This loan is classified as impaired and a specific credit loss allowance totaled approximately $13,000 and $500,000 as of December 31, 2006 and 2005, respectively. Management believes that the allowance for credit losses is adequate.

INVESTMENT PORTFOLIO

The Company has chosen to invest its available funds primarily in federal funds sold and other overnight investments. As a result, investment securities as of December 31, 2006, consisted of $607,300 of Federal Reserve Bank stock, $509,800 of Federal Home Loan Bank stock and $697,526 of U.S. Treasury securities which mature within three months. Investment securities for the year ended December 31, 2005, consisted of $452,340 of Federal Reserve Bank stock, $342,100 of Federal Home Loan Bank stock and $1,540,386 of U.S. Treasury securities which mature within three months.

Management has made the decision to maintain its available funds in highly liquid assets because it wishes to ensure that funds are readily available to fund the growth of the loan portfolio. Management believes that this strategy will allow the Company to maximize interest margins while maintaining appropriate levels of liquidity.

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

The following table sets forth the composition of the Company's deposits as of December 31, 2006 and December 31, 2005:

	2006		2005
Demand Deposits	$58,118,270	25.93%	$61,057,678	33.44%
Savings	7,456,143	3.33	9,215,092	5.05
Money Market and sweep	43,428,638	19.37	19,411,421	10.63
Certificates of deposit	115,145,901	51.37	92,888,895	50.88
Total deposits	$224,148,952	100.00%	$182,573,086	100.00%

The mix of deposits shifted to a higher concentration of money market and sweep accounts and a decreased concentration in demand deposits and savings in 2006 compared to 2005. The increased concentration in money market and sweep accounts was driven by the addition of personnel specifically tasked with growing the core deposit base and the desire of customers to receive higher yields on overnight funds.

Of the total deposits at December 31, 2006, $8.2 million, or 3.66%, was related to one customer as compared to $12.0 million, or 6.56%, at December 31, 2005 for this same customer and two others. Deposit balances relating to accounts from two customers, previously labeled as highly variable balance accounts, are no longer excluded from core deposits since their balances are no longer significant as of December 31, 2006. The deposits for the remaining large customer tends to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.

The following table sets forth the maturity distribution for the Company's deposits at December 31, 2006. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years
Demand deposits	$58,118,270	$-	$-	$-
Savings	7,456,143	-	-	-
Money Market and sweep	43,428,638	-	-	-
Certificates of deposit	85,092,215	21,044,460	9,009,226	-
Total	$194,095,266	$21,044,460	$9,009,226	$-

Certificates of deposit in amounts of $100,000 or more, and their remaining maturities at December 31, 2006, are as follows:

Three months or less	$17,995,943
Over three months through six months	19,591,959
Over six months through twelve months	10,346,026
Over twelve months	12,844,155
Total	$60,778,083

The market in which the Company operates is very competitive and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of December 31, 2006, the Company had outstanding certificates of deposit of approximately $29.1 million that were either obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit) or acquired through the CDARS program. The national market certificates of deposit were issued with an average yield of 5.02% and an average term of 33 months. Included in the $29.1 million are national market certificates of deposit totaling $1.4 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 5.53% and an average term of 21 months. As of December 31, 2005, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $33.8 million, and included one “Brokered Deposit” with a balance at that time of $97,296. The Company has never paid broker fees for deposits.

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network. These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of December 31, 2006, the Company had approximately $4.6 million of CDARS deposits outstanding of which $1.6 million was placed on behalf of customers and $3.0 million was raised by the Company.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit, CDARS deposits and $5.2 million of the $8.2 million deposits from the large customer described above, stood at $189,364,004 as of December 31, 2006, up 33.5% from $141,825,926 as of December 31, 2005. Deposit balances relating to accounts from two customers, previously labeled as highly variable balance accounts, are no longer excluded from core deposits since their balances are no longer significant as of December 31, 2006. The increase in core deposits was due to an investment made in additional personnel specifically tasked with growing the core deposit base. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Borrowings.

On September 28, 2004, the Company entered into a $5.0 million, three year unsecured non-revolving credit facility with Drovers Bank of York, Pennsylvania, a division of Fulton Bank. The loan paid interest at the prime rate as offered by Drovers Bank. The credit facility was scheduled to expire on September 28, 2007, at which time all outstanding amounts under the credit facility, including accrued but unpaid interest, would have become due and payable. The Company had the option to repay interest and principal under the credit facility at any time without premium or penalty. In December 2005, the Company terminated this credit facility and repaid in full the amount outstanding using $2.2 million of the proceeds from the private placement of $8 million of fixed interest rate trust preferred securities.

Short-term borrowings as of December 31, 2006 include repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of the repurchase agreements. The outstanding balance of repurchase agreements decreased from $916,158 at December 31, 2005 to $300,000 at December 31, 2006, due to one customer’s decision to invest available overnight funds in the Bank’s newly created Overnight Commercial Paper program. This decision is advantageous for the Bank because it eliminates the Bank’s need to tie up securities as collateral for deposits.

Included in short-term borrowings as of December 31, 2006 is $1,245,000 of borrowings under the previously-mentioned Overnight Commercial Paper program. These borrowings are unsecured and are subordinated to all deposits. Short-term borrowings as of December 31, 2005 included $528,000 borrowed under unsecured Federal Funds lines of credit.

Subordinated debt consists of $8 million of fixed interest rate trust preferred securities (the “Trust Preferred Securities”), issued on December 12, 2005 through a Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Trust was formed for the purpose of issuing the Trust Preferred Securities and all of its common securities are owned by the Company. The Company purchased the common securities from the Trust for $248,000. In accordance with provisions of FIN46, the financial position and results of operations are not included in the Company’s consolidated financial position and results of operations.

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities, the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity. The interest expense on Trust Preferred Securities, which include amortization of issuance costs, was $603,567 in 2006. The Debt Securities mature on February 23, 2036, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence of certain adverse tax events. Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

The Parent is required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which the Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment. As of December 31, 2006, the Bank met the retained earnings requirement.

The Debt Securities are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated. Although the Debt Securities are recorded as a liability on the Company’s balance sheet, the trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

As of December 31, 2006, the Company maintained commitments for a total of $9.0 million of borrowing availability under unsecured Federal Funds lines of credit with three separate financial institutions. The Company also had approximately $21.0 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2006.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2006, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$31,549,900	12.55%	$31,549,900	$-	$-	$-
Loans held for sale	1,444,303	0.57	1,444,303	-	-	-
Investment securities available for sale	697,526	0.28	697,526	-	-	-
Loans - Variable rate	113,139,576	45.01	113,139,576	-	-	-
Loans - Fixed rate	103,431,799	41.15	18,566,541	39,643,745	42,196,781	3,024,732
Other earning assets	1,117,100	0.44	-	-	-	1,117,100
Total interest-earning assets	$251,380,204	100.00%	$165,397,846	$39,643,745	$42,196,781	$4,141,832

Interest-bearing liabilities
Deposits - Variable rate	$74,194,427	37.30%	$74,194,427	$-	$-	$-
Deposits - Fixed rate	115,145,901	57.90	25,591,256	59,500,959	30,053,686	-
Short-term borrowings - variable rate	1,545,000	0.78	1,545,000	-	-	-
Subordinated debt	8,000,000	4.02	-	-	-	8,000,000
Total interest-bearing liabilities	$198,885,328	100.00%	$101,330,683	$59,500,959	$30,053,686	$8,000,000

Periodic repricing differences
Periodic gap			$64,067,163	$(19,857,214)	$12,143,095	$(3,858,168)
Cumulative gap			$64,067,163	$44,209,949	$56,353,044	$52,494,876

Ratio of rate sensitive assets to rate sensitive liabilities			163.23%	66.63%	140.40%	51.77%

The Company has 58.13% of its interest-earning assets and 38.08% of its interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $44,209,949 in the categories of items maturing or repricing within 12 months comprises the majority of the overall gap. This gap is generally reflective of the Company’s emphasis on investing in short-term investments and originating variable rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from rising market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure and evaluate pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Management believes that a lending strategy focusing on variable rate loans and short-term fixed rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed rate loans and/or investments when, in management’s judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired; although, competitive factors sometimes make control over deposit maturity difficult.

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

The Company’s primary sources of funds are deposits, short-term borrowings in the form of repurchase agreements, commercial paper, borrowings under the Federal funds and Federal Home Loan Bank credit facilities, scheduled amortization and prepayment of loans, funds provided by operations and capital. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of December 31, 2006, the Company had $2,348,304 in cash and due from banks, $31,549,900 in federal funds sold and other overnight investments and $697,526 in three-month U.S. Treasury Securities. As of December 31, 2005, the Company had $1,460,669 in cash and due from banks, $6,032,952 in federal funds sold and other overnight investments and $1,540,386 in three-month U.S. Treasury Securities.

The increase in the overall level of liquid assets, other than loans expected to be sold within 60 days, is the result of a strengthened focus on local deposit gathering. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity, as would reductions in the level of customer deposits.

During 2006, the Company maintained commitments for a total of $9.0 million of borrowing availability under unsecured Federal Funds lines of credit with three separate financial institutions. The Company also has approximately $21 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2006. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

Outstanding loan commitments and lines and letters of credit at December 31, 2006 and 2005 are as follows:
	2006	2005
Loan commitments	$33,782,891	$21,577,585
Unused lines of credit	66,660,250	41,317,927
Letters of credit	2,188,659	2,754,383

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

The increase in the overall level of loan commitments and unused lines of credit as of December 31, 2006 as compared to loan commitments and unused lines of credit as of December 31, 2005, is reflective of the level of business development activity undertaken during the year.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date.

	Within one year	One to three years	Three to five years	Over five years	Total
Deposits without a stated maturity(a)	$109,017,952	$-	$-	$-	$109,017,952
Certificates of deposit(a)	85,830,285	21,044,460	9,009,226	-	115,883,971
Other borrowings(a)	1,603,784	-	-	8,000,000	9,603,784
Operating leases	487,203	1,007,027	279,410	-	1,773,640
Purchase obligations	364,277	425,839	141,946	-	932,062
Total	$197,303,501	$22,477,326	$9,430,582	$8,000,000	$237,211,409

(a)	Includes accrued interest payable.

The Company's operating lease obligations represent short and long-term lease and rental payments for facilities. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts and accounts payable for goods and services received through December 31, 2006.

CAPITAL RESOURCES

The Company had stockholders’ equity at December 31, 2006 of $18,842,493 as compared to $16,214,078 at December 31, 2005. The increase in capital is the result of positive operating results. The Company has declared no cash dividends since its inception.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could have paid dividends of approximately $2.6 million to the Company at December 31, 2006.

The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2006 and 2005. For a discussion of these capital requirements, see "Item 1. Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines."

December 31, 2006
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$25,951,690	10.34%	$20,074,000	8.00%	$25,093,000	10.00%
Tier I Capital (to Risk Weighted Assets):	22,814,690	9.09%	10,037,000	4.00%	15,056,000	6.00%
Tier I Capital (to Average Assets):	22,814,690	9.29%	7,370,000	3.00%	12,284,000	5.00%

December 31, 2005
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$21,668,568	10.21%	$16,675,000	8.00%	$20,843,000	10.00%
Tier I Capital (to Risk Weighted Assets):	18,668,568	8.96%	8,337,000	4.00%	12,506,000	6.00%
Tier I Capital (to Average Assets):	18,668,568	9.15%	6,124,000	3.00%	10,206,000	5.00%

The tables below present Bay National Corporation’s capital position relative to its various minimum regulatory capital requirements as of December 31, 2006 and 2005.

December 31, 2006
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$29,979,493	11.94%	$20,084,000	8.00%	$25,104,000	10.00%
Tier I Capital (to Risk Weighted Assets):	26,337,366	10.49%	10,042,000	4.00%	15,063,000	6.00%
Tier I Capital (to Average Assets):	26,337,366	10.72%	7,370,000	3.00%	12,284,000	5.00%

December 31, 2005
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$26,826,078	12.86%	$16,686,000	8.00%	$20,857,000	10.00%
Tier I Capital (to Risk Weighted Assets):	22,920,597	10.99%	8,343,000	4.00%	12,514,000	6.00%
Tier I Capital (to Average Assets):	22,920,597	11.23%	6,124,000	3.00%	10,206,000	5.00%

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of December 31, 2006 and December 31, 2005, respectively:

	December 31, 2006	December 31, 2005
Total deposits	$224,148,952	$182,573,086
National market certificates of deposit	(29,586,997)	(33,765,135)
Variable balance accounts (1 customer in 2006 and 3 customers in 2005)	(8,197,951)	(11,982,025)
Portion of variable balance accounts considered to be core	3,000,000	5,000,000
Core deposits	$189,364,004	$141,825,926

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

Recent Accounting Pronouncements And Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards No. 123 (revised), “Share Based Payment” (SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective for us on January 1, 2006 for all equity awards vesting after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. At December 31, 2006, the Company recognized $115,714 in stock based compensation expense.

Note 1 to the consolidated financial statements discusses SFAS 123R and other new accounting policies adopted by the Company during 2006 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

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

Item 7.  Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Operations - For the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity - For the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - For the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bay National Corporation

We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
March 14, 2007

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and due from banks	$2,348,304	$1,460,669
Federal funds sold and other overnight investments	31,549,900	6,032,952
Investment securities available for sale (AFS) - at fair value	697,526	1,540,386
Other equity securities	1,117,100	794,440
Loans held for sale	1,444,303	17,509,064
Loans, net of unearned fees	216,571,375	182,080,897
Total Loans	218,015,678	199,589,961
Less: Allowance for credit losses	(3,175,000)	(3,000,000)
Loans, net	214,840,678	196,589,961
Premises and equipment, net	1,100,220	746,826
Accrued interest receivable and other assets	3,151,119	2,801,101

Total Assets	$254,804,847	$209,966,335

LIABILITIES

Non-interest-bearing deposits	$34,808,624	$27,468,757
Interest-bearing deposits	189,340,328	155,104,329
Total deposits	224,148,952	182,573,086

Short-term borrowings	1,545,000	1,444,158
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	2,268,402	1,735,013

Total Liabilities	235,962,354	193,752,257

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,935,369 and 1,924,436 issued and outstanding as of December 31, 2006 and 2005, respectively:	19,354	19,244
Additional paid in capital	17,649,678	17,451,201
Retained earnings (accumulated deficit)	1,173,461	(1,256,367)

Total Stockholders' Equity	18,842,493	16,214,078

Total Liabilities and Stockholders' Equity	$254,804,847	$209,966,335

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

INTEREST INCOME:
Interest and fees on loans	$19,117,244	$12,671,707	$7,431,368
Interest on federal funds sold and other overnight investments	557,970	224,732	147,023
Taxable interest and dividends on investment securities	105,625	86,267	45,173
Total interest income	19,780,839	12,982,706	7,623,564

INTEREST EXPENSE:
Interest on deposits	7,132,611	4,058,519	2,438,887
Interest on short-term borrowings	86,522	115,810	19,020
Interest on note payable	-	91,709	6,302
Interest on subordinated debt	603,567	28,108	-
Total interest expense	7,822,700	4,294,146	2,464,209

Net interest income	11,958,139	8,688,560	5,159,355

Provision for credit losses	202,931	1,178,866	559,596

Net interest income after provision for credit losses	11,755,208	7,509,694	4,599,759

NON-INTEREST INCOME:
Service charges on deposit accounts	148,042	188,276	237,980
Gain on sale of mortgage loans	573,387	512,047	244,716
Other income	55,904	50,270	56,151
Total non-interest income	777,333	750,593	538,847

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,431,989	3,627,630	2,442,774
Occupancy expenses	506,323	420,866	312,550
Furniture and equipment expenses	342,261	304,132	255,547
Legal and professional fees	245,412	154,476	175,757
Data processing and other outside services	701,422	655,726	582,396
Advertising and marketing related expenses	512,709	445,482	212,237
Other expenses	684,239	562,645	355,081
Total non-interest expenses	8,424,355	6,170,957	4,336,342

Income before income taxes	4,108,186	2,089,330	802,264
Income tax expense (benefit)	1,678,358	(655,000)	-
Net Income	$2,429,828	$2,744,330	$802,264

Per Share Data:
Net Income (Basic)	$1.25	$1.43	$.43
Net Income (Diluted)	$1.20	$1.37	$.41
Average Shares Outstanding (Basic)	1,938,110	1,922,580	1,877,929
Effect of dilution - Stock options and Warrants	80,099	79,645	58,764
Average Shares Outstanding (Diluted)	2,018,209	2,002,225	1,936,693

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Balances at January 1, 2004	$18,627	$16,850,834	$(4,802,961)	$12,066,500

Issuance of Common Stock	550	549,450	-	550,000

Net Income	-	-	802,264	802,264

Balances at December 31, 2004	19,177	17,400,284	(4,000,697)	13,418,764

Issuance of Common Stock	67	50,917	-	50,984

Net Income	-	-	2,744,330	2,744,330

Balances at December 31, 2005	19,244	17,451,201	(1,256,367)	16,214,078

Issuance of Common Stock	110	82,763	-	82,873

Stock-based compensation expense	-	115,714	-	115,714

Net Income	-	-	2,429,828	2,429,828

Balances at December 31, 2006	$19,354	$17,649,678	$1,173,461	$18,842,493

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows From Operating Activities:
Net Income	$2,429,828	$2,744,330	$802,264
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	250,494	193,196	204,204
Loss on disposal of equipment	19,798	203	17,018
Accretion of investment discounts	(50,556)	(46,539)	(19,251)
Provision for credit losses	202,931	1,178,866	559,596
Stock-based compensation	115,714	-	-
Deferred income taxes	(55,000)	(1,083,000)	-
Gain on sale of loans held for sale	(573,387)	(512,047)	(244,716)
Origination of loans held for sale	(110,309,174)	(217,744,320)	(108,988,138)
Proceeds from sale of loans	126,947,322	210,360,465	100,543,517
Net increase in accrued interest receivable and other assets	(295,018)	(977,347)	(188,403)
Net increase in accrued expenses and other liabilities	533,389	948,345	277,813
Net cash provided by (used in) operating activities	19,216,341	(4,937,848)	(7,036,096)

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(5,106,584)	(6,149,351)	(6,177,447)
Maturities of investment securities available for sale	6,000,000	6,200,000	6,200,000
Purchase of Federal Reserve Bank stock	(154,960)	(139,650)	-
Purchase of Federal Home Loan Bank of Atlanta
stock	(167,700)	(98,700)	(75,000)
Loan disbursements in excess of principal payments	(34,518,409)	(40,656,326)	(40,037,558)
Expenditures for premises and equipment	(623,686)	(346,642)	(177,193)
Net cash used by investing activities	(34,571,339)	(41,190,669)	(40,267,198)

Cash Flows From Financing Activities:
Net increase in deposits	41,575,866	28,646,044	45,396,141
Net increase in short-term borrowings	100,842	63,158	159,000
Net payoff (proceeds) from notes payable	-	(1,250,000)	1,250,000
Proceeds from subordinated debt	-	8,000,000	-
Net proceeds from issuance of common stock	82,873	50,984	550,000
Net cash provided by financing activities	41,759,581	35,510,186	47,355,141

Net increase (decrease) in cash and cash equivalents	26,404,583	(10,618,331)	51,847
Cash and cash equivalents at beginning of year	7,493,621	18,111,952	18,060,105

Cash and cash equivalents at end of year	$33,898,204	$7,493,621	$18,111,952

Cash paid for:
Interest	$7,399,278	$4,128,414	$2,366,155
Income taxes	$2,002,466	$-	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

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

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2006.

Nature of Business

Bay National Corporation is incorporated under the laws of the State of Maryland to operate as a bank holding company of a national bank with the name Bay National Bank. The Company owns all the shares of common stock issued by the Bank. The Bank is chartered by the Office of the Comptroller of the Currency (the "OCC") to operate as a national bank. The Bank’s deposit accounts are eligible to be insured by the Federal Deposit Insurance Corporation.

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
For the years ended December 31, 2006, 2005 and 2004

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

Other equity securities represented by Federal Reserve Bank and Federal Home Loan Bank of Atlanta stock are considered restricted as to marketability. The Bank’s investment in these securities is carried at cost.

Loans Held for Sale

The Company engages in sales of residential mortgage loans originated by the Bank and by a third party. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on the sale of loans originated by the Bank are recorded as a component of non-interest income in the accompanying consolidated statements of operations. No gains or losses are realized on the sale of loans originated by third parties. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2006 or December 31, 2005. The Company earns interest on the outstanding balances of all loans that are held for sale.

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
For the years ended December 31, 2006, 2005 and 2004

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

The allowance for credit losses represents an estimation done pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies” and SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The Company uses a loan grading system where loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management's estimate of probable inherent, but undetected, losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio and involves consideration of a number of factors to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.

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
For the years ended December 31, 2006, 2005 and 2004

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the year ended December 31, 2006. Prior periods have not been restated. Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

2006

Amounts charged against income, before tax benefit	$115,714

Amount of related income tax benefit recognized in income	$12,444

 The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) and SFAS No. 148 to stock-based employee compensation for the periods ended December 31, 2005 and 2004:

	2005	2004
Net income as reported	$2,744,330	$802,264

Less pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(102,382)	(92,474)

Pro forma net income (loss)	$2,641,948	$709,790

Net income (loss) per share:
Basic - as reported	$1.43	$.43
Diluted - as reported	$1.37	$.41
Basic - pro forma	$1.37	$.38
Diluted - pro forma	$1.32	$.37

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

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

New Accounting Standards

In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective January 1, 2006 for non-accelerated filers for all equity awards vesting after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The impact to the Company’s financial statements is more fully discussed in Note 1 - Stock Based Compensation.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 did not significantly impact the Company’s financial statements upon its adoption on January 1, 2006.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

In November 2005, the FASB issued Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. FSP 115-1 did not significantly impact the Company’s financial statements upon its adoption on January 1, 2006.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

  SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.

2.	INVESTMENT SECURITIES

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2006 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$697,526	$-	$-	$697,526
Total investments available-for-sale	$697,526	$-	$-	$697,526

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2006 by contractual maturity are shown below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$697,526	$697,526
Total investments available-for-sale	$697,526	$697,526

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$1,540,386	$-	$-	$1,540,386
Total investments available-for-sale	$1,540,386	$-	$-	$1,540,386

There were no sales of investments available-for-sale during 2006, 2005 or 2004.

At December 31, 2006 and 2005, investments available-for-sale with a carrying value of $300,000 and $916,158, respectively, were pledged as collateral for certain short-term borrowings.

Other equity securities

At December 31, the Company’s investment in other equity securities consisted of:

	2006	2005
Federal Reserve Bank stock	$607,300	$452,340
Federal Home Loan Bank stock	509,800	342,100
Total investments in other equity securities	$1,117,100	$794,440

3.   LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major loan categories at December 31 are presented below:

	2006	2005
Real Estate - Home Equity Line of Credit	$19,963,116	$21,067,964
Real Estate - Construction	76,889,997	47,933,768
Real Estate - Mortgage	27,903,399	34,542,931
Loans Held for Sale	1,444,303	17,509,064
Commercial	88,491,722	75,626,825
Consumer	3,323,141	2,909,409
Total Loans	218,015,678	199,589,961
Less: Allowance for credit losses	(3,175,000)	(3,000,000)
Net Loans	$214,840,678	$196,589,961

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

Activity in the allowance for credit losses for the year ended December 31, 2006, 2005 and 2004 is shown below:

	2006	2005	2004
Balance at beginning of year	$3,000,000	$1,810,000	$1,266,500
Provision for credit losses	202,931	1,178,866	559,596
Loan charge-offs
Commercial	(37,931)	-	(15,222)
Consumer	-	-	(2,134)
Loan recoveries
Commercial	10,000	11,134	1,260
Net recoveries (charge-offs)	(27,931)	11,134	(16,096)
Balance at end of year	$3,175,000	$3,000,000	$1,810,000

As of December 31, 2005, loans to one borrower, with a net principal balance of $1,708,874, were considered impaired under SFAS No. 114 for which a $500,000 reserve was established in the fourth quarter of 2005. As of December 31, 2006, the principal balance had been fully paid on these loans, the Company had unpaid fees of $13,000 related to one loan and a specific credit reserve was established for $13,000.

4. PREMISES AND EQUIPMENT

Premises and equipment at December 31 include the following:

	2006	2005
Furniture and equipment	$694,244	$520,944
Computer hardware and software	472,590	602,550
Leasehold improvements	721,969	475,943
	1,888,803	1,599,437
Less accumulated depreciation	(788,583)	(852,611)

Net premises and equipment	$1,100,220	$746,826

The Company rents office space in four locations under three non-cancelable lease arrangements and one monthly rental agreement accounted for as operating leases. The initial lease periods are from one to five years and provide for one or more one to five-year renewal options. The leases for the Baltimore locations provide for percentage annual rent escalations. The lease for the Salisbury location requires that the lessee pay certain operating expenses applicable to the leased space.

Rent expense applicable to operating leases, for the periods ended December 31, was as follows:

	2006	2005	2004
Minimum rentals	$391,927	$330,406	$241,097
Less: Sublease rentals	(23,568)	(23,657)	(12,930)
Net rent expense	$368,359	$306,749	$228,167

At December 31, 2006, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
2007	$487,203
2008	500,994
2009	506,033
2010	174,743
2011	104,667
Total minimum lease payments	$1,773,640

5.  DEPOSITS

The following table sets forth the composition of the Company's deposits as of December 31, 2006 and December 31, 2005:

	2006		2005
Demand Deposits	$58,118,270	25.93%	$61,057,678	33.44%
Savings	7,456,143	3.33	9,215,092	5.05
Money Market and sweep	43,428,638	19.37	19,411,421	10.63
Certificates of deposit	115,145,901	51.37	92,888,895	50.88
Total deposits	$224,148,952	100.00%	$182,573,086	100.00%

The following table sets forth the maturity distribution for the Company's deposits at December 31, 2006. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years
Demand deposits	$58,118,270	$-	$-	$-
Savings	7,456,143	-	-	-
Money Market and sweep	43,428,638	-	-	-
Certificates of deposit	85,092,215	21,044,460	9,009,226	-
Total	$194,095,266	$21,044,460	$9,009,226	$-

Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

	2006	2005
Three months or less	$17,995,943	$4,374,777
Over three months through six months	19,591,959	11,163,966
Over six months through twelve months	10,346,026	6,400,569
Over twelve months	12,844,155	15,072,324
Total	$60,778,083	$37,011,636

Interest expense on deposits, for the years ended December 31, is as follows:

	2006	2005	2004
Interest-bearing transaction	$873,622	$525,691	$293,076
Savings and money market	1,402,610	575,007	244,628
Time, $100,000 or more	2,097,542	980,590	531,287
Other time	2,758,837	1,977,231	1,369,896
Total interest on deposits	$7,132,611	$4,058,519	$2,438,887

6.  BORROWINGS

Information relating to short-term borrowings, as of December 31, 2006 and 2005, is as follows:

	Securities under agreement to repurchase
	2006		2005
	Amount	Rate	Amount	Rate
As of year-end	$300,000	4.00%	$916,158	3.10%

Average for the year	$494,913	3.59%	$1,392,674	2.72%

Maximum month-end balance	$1,277,000		$1,550,000

	Federal funds purchased
	2006		2005
	Amount	Rate	Amount	Rate
As of year-end	$-	-%	$528,000	4.35%

Average for the year	$266,351	5.11%	$230,384	2.61%

Maximum month-end balance	$3,243,000		$528,000

	Commercial paper
	2006		2005
	Amount	Rate	Amount	Rate
As of year-end	$1,245,000	4.50%	$-	-%

Average for the year	$670,370	4.33%	$-	-%

Maximum month-end balance	$1,389,000		$-

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

	Federal Home Loan Bank Borrowings
	2006		2005
	Amount	Rate	Amount	Rate
As of year-end	$-	-%	$-	-%

Average for the year	$504,110	5.17%	$2,007,671	3.58%

Maximum month-end balance	$-		$6,000,000

The Company pledges U.S. Government Treasury Securities, based upon their market values, as collateral for 100% of the principal and accrued interest of its securities under agreement to repurchase.

The Company maintained commitments for a total of $9 million of borrowing availability under unsecured federal funds lines of credit with three separate financial institutions. The Company also has approximately $21 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2006. These borrowing facilities will be used, as necessary, to supplement short-term liquidity needs.

Information relating to note payable as of December 31, 2006 and 2005 is as follows:

	2006		2005
	Amount	Rate	Amount	Rate
As of year-end	$-	-%	$-	-%

Average for the year	$-	-%	$1,426,027	6.43%

Maximum month-end balance	$-		$2,100,000

During 2005, the note payable consisted of maximum borrowings of $2,100,000 under a $5 million, three-year unsecured non-revolving credit facility executed on September 28, 2004 with another financial institution. The loan paid interest at the prime rate. As of December 12, 2005, the credit facility terminated. The Company funded the repayment with proceeds from the issuance by its wholly owned subsidiary, Bay National Capital Trust I, of $8.0 million of 30-year fixed rate trust preferred securities. See discussion below.

Information relating to subordinated debt as of December 31, 2006 and 2005 is as follows:

	2006		2005
	Amount	Rate	Amount	Rate
As of year-end	$8,000,000	7.20%	$8,000,000	7.20%

Average for the year	$8,000,000	7.54%	$438,356	7.20%

Maximum month-end balance	$8,000,000		$8,000,000

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities, the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity. The interest expense on Trust Preferred Securities was $603,567 and $28,108 in 2006 and 2005, respectively. The Debt Securities mature on February 23, 2036, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence of certain adverse tax events. Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

The parent was required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which Bay National Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment. As of December 31, 2006, the Bank has the ability to pay the required dividends.

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
For the years ended December 31, 2006, 2005 and 2004

8. STOCK-BASED COMPENSATION PLANS

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

The following is a summary of changes in shares under options for the years ended December 31, 2006, 2005 and 2004:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2004	147,906	$7.67
Granted	-	-
Cancelled	(414)	7.58
Exercised	-	-
Balance, December 31, 2004	147,492	7.67
Granted	-	-
Cancelled	-	-
Exercised	(6,726)	7.58
Balance, December 31, 2005	140,766	7.67
Granted	-	-
Cancelled	(1,242)	7.58
Exercised	(10,933)	7.58
Balance, December 31, 2006	128,591	$7.68

Weighted average fair value of options granted during 2002	$3.05

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

The following table summarizes information about options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$7.58	111,776	3	$7.58	109,784	$7.58
$8.37	16,815	4	$8.37	8,407	$8.37
	128,591		$7.68	118,191	$7.64

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 was $1,480,944 and $1,366,738, respectively, based upon a closing price of $19.20 per share. The unrecognized compensation cost related to unvested stock option awards was $31,718 for the year ended December 31, 2006 based upon a weighted average fair value of $3.05.

The following table summarizes the changes in unvested option shares during the year ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested options at January 1, 2006	37,780	$3.05
Granted	-	-
Vested	(27,380)	-
Cancelled	-	-
Unvested options at December 31, 2006	10,400	$3.05

Restricted Stock Units

Pursuant to an employment agreement (“Agreement”) dated June 1, 2006, a grant of 12,000 shares of the Company’s common stock was awarded to a member of senior management. The stock grant vests as follows: 25% (3,000 shares) on the first anniversary of the Agreement; 25% (3,000 shares) on the second anniversary of the Agreement; 25% (3,000 shares) on the third anniversary of the Agreement; and 25% (3,000 shares) on the fourth anniversary of the Agreement. The vesting of the shares is subject to the individual being employed under this Agreement at each vesting date. Additional shares may be awarded from time to time subject to approval of the Board of Directors. The Company incurred compensation expense associated with this restricted stock of $33,163 for the year ended December 31, 2006.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

The following table summarizes the changes in outstanding shares under restricted stock grants for the year ended December 31, 2006.

	Number of Shares	Value at Issuance Date
Unvested grants at January 1, 2006	-	$-
Granted	12,000	18.95
Vested	-	-
Cancelled	-	-
Unvested grants at December 31, 2006	12,000	$18.95

9.  RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 25% of employee contributions of up to 3% of compensation as defined under the plan. The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan. The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management. Expenses under this plan totaled $171,224, $120,368 and $77,180 for the years ended December 31, 2006, 2005 and 2004, respectively.

10. INCOME TAXES

Federal and state income tax expense (benefit) consists of the following for the periods ended December 31:

	2006	2005
Current federal income tax	$1,391,380	$307,000
Current state income tax	341,978	121,000
Deferred federal income tax expense (benefit)	(50,000)	(887,000)
Deferred state income tax expense (benefit)	(5,000)	(196,000)
Total income tax expense (benefit)	$1,678,358	$(655,000)

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

Deferred tax assets:	2006	2005
Net operating loss carryforwards	$115,000	$62,000
Contributions	-	47,000
Deferred loan fees, net	67,000	105,000
Stock based compensation	27,000	-
Allowance for credit losses	1,058,000	979,000
Total deferred tax assets	1,267,000	1,193,000
Less valuation allowance	(115,000)	(62,000)
Deferred tax assets, net of valuation allowance	1,152,000	1,131,000
Deferred tax liabilities:
Depreciation and amortization	(14,000)	(48,000)
Deferred loan costs, net	-	-
Net deferred tax assets (liabilities)	$1,138,000	$1,083,000

For the year ended December 31, 2006, the Company recorded an income tax liability of $1,733,358 compared to $428,000 for the year ended December 31, 2005. Taxable income for the year ended December 31, 2004 was offset by the Company’s net operating loss carryforwards available in that year. The 2006 liability was offset by the recognition of a deferred tax asset of $55,000, resulting in a net tax expense of $1,678,358 for the year ended December 31, 2006. The 2005 liability was offset by the recognition of a deferred tax asset of $1,083,000, resulting in a net tax benefit of $655,000 for the year ended December 31, 2005, which had a positive effect on earnings. At December 31, 2006, the Company had a net operating loss carryforward of approximately $1.6 million for the unconsolidated state tax return of Bay National Corporation.

Reported income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income before income taxes as follows:

	2006	2005	2004
Federal income tax expense computed at the statutory rate	$1,396,783	$710,372	$272,770
State income tax expense (benefit), net	222,405	(49,500)	-
Nondeductible expenses	18,281	13,536	9,365
Other	(12,111)	-	-
Adjustment to valuation allowance	53,000	(1,329,408)	(282,135)
Federal income tax (benefit) expense, as reported	$1,678,358	$(655,000)	$-

11. RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2006  and 2005.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

	2006	2005
Balance at beginning of period	$8,059,647	$5,828,095
Additions	16,914,183	12,546,714
Repayments	(13,728,546)	(10,315,162)
Balance at December 31	$11,245,284	$8,059,647

A director of the Company owns an office building which is leased to the Company. The lease term commenced September 1, 1999 for a term of five years and contains renewal options for three additional five-year terms. Rent expense under this agreement was $27,500 for the years ended December 31, 2006 and 2005 and $25,004 for the year ended December 31, 2004. Management believes that the terms of the foregoing lease are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

An individual, who became a director of the Company in 2003, is an executive officer of the company which owns an office building in which the Company had leased space under two separate operating leases. The leases were effectively combined during 2004 and extended to February 28, 2010. Bay National Corporation has the right to extend the leases for one additional five year term, to February 28, 2015. Rent expense under this lease was $347,573, $286,406, and $202,945 for the periods ended December 31, 2006, 2005 and 2004, respectively. Management believes that the terms of the foregoing leases are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

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

Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

	2006	2005
Loan commitments	$33,782,891	$21,577,585
Unused lines of credit	66,660,250	41,317,927
Standby letters of credit	2,188,659	2,754,383

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
For the years ended December 31, 2006, 2005 and 2004

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

13. REGULATORY MATTERS

As of December 31, 2006, the Company was required to maintain a weekly average of $1,753,000 of non-interest-bearing deposits with the Federal Reserve Bank. As of December 31, 2005, the Company was required to maintain a weekly average of $1,004,000 of non-interest-bearing deposits with the Federal Reserve Bank. The average weekly balance maintained with the Federal Reserve Bank for the weekly period including December 31, 2006 was $1,900,000. The average weekly balance maintained with the Federal Reserve Bank for the weekly period including December 31, 2005 was $1,073,000. The actual balances maintained with the Federal Reserve Bank at December 31, 2006 and 2005 were $1,900,000 and $1,024,914, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank met all capital adequacy requirements to which it is subject.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

The Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the following tables:

December 31, 2006
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$25,951,690	10.34%	$20,074,000	8.00%	$25,093,000	10.00%
Tier I Capital (to Risk Weighted Assets):	22,814,690	9.09%	10,037,000	4.00%	15,056,000	6.00%
Tier I Capital (to Average Assets):	22,814,690	9.29%	7,370,000	3.00%	12,284,000	5.00%

December 31, 2005
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$21,668,568	10.21%	$16,675,000	8.00%	$20,843,000	10.00%
Tier I Capital (to Risk Weighted Assets):	18,668,568	8.96%	8,337,000	4.00%	12,506,000	6.00%
Tier I Capital (to Average Assets):	18,668,568	9.15%	6,124,000	3.00%	10,206,000	5.00%

Bay National Corporation’s actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the following tables:

December 31, 2006
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$29,979,493	11.94%	$20,084,000	8.00%	$25,104,000	10.00%
Tier I Capital (to Risk Weighted Assets):	26,337,366	10.49%	10,042,000	4.00%	15,063,000	6.00%
Tier I Capital (to Average Assets):	26,337,366	10.72%	7,370,000	3.00%	12,284,000	5.00%

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

December 31, 2005
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$26,826,078	12.86%	$16,686,000	8.00%	$20,857,000	10.00%
Tier I Capital (to Risk Weighted Assets):	22,920,597	10.99%	8,343,000	4.00%	12,514,000	6.00%
Tier I Capital (to Average Assets):	22,920,597	11.23%	6,124,000	3.00%	10,206,000	5.00%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year, plus its retained net profits for the preceding two years.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company discloses fair value information about financial instruments, for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Financial instruments have been defined broadly to encompass 99.0% of the Company's assets and 99.4% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

The estimated fair values of the Company's financial instruments at December 31 are as follows:

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$33,898,204	$33,898,204	$7,493,621	$7,493,621
Investments available-for-sale	697,526	697,526	1,540,386	1,540,386
Other equity securities	1,117,100	1,117,100	794,440	794,440
Loans, net of allowances (2)	214,840,678	213,777,628	196,589,961	196,403,633
Accrued interest receivable and other assets (3)	1,654,381	1,654,381	1,199,924	1,199,924

Financial Liabilities
Deposits	$224,148,952	$224,405,800	$182,573,086	$182,710,244
Short-term borrowings	1,545,000	1,545,000	1,444,158	1,444,158
Subordinated debt	8,000,000	7,993,481	8,000,000	8,090,097
Accrued interest payable and other liabilities (3)	811,755	811,755	361,506	361,506

(1)	Temporary investments include federal funds sold and overnight investments.
(2)	Loans, net of allowances, include loans held for sale.
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
For the years ended December 31, 2006, 2005 and 2004

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

Subordinated Debt.  Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2006.

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
For the years ended December 31, 2006, 2005 and 2004

15.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Bay National Corporation (Parent Only) is as follows:

CONDENSED BALANCE SHEETS
December 31, 2006 and 2005
	2006	2005

ASSETS
Cash and cash equivalents	$5,450	$5,212
Due from subsidiary	4,019,503	5,432,231
Investment in subsidiary	23,062,691	18,916,568
Other assets	108,883	134,894

Total Assets	$27,196,527	$24,488,905

LIABILITIES
Accrued expenses and other liabilities	$106,034	$26,827
Subordinated debt	8,248,000	8,248,000

Total Liabilities	8,354,034	8,274,827

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,935,369 and 1,924,436 issued and outstanding as of December 31, 2006 and 2005, respectively:	19,354	19,244
Additional paid in capital	17,649,678	17,451,201
Retained earnings (accumulated deficit)	1,173,461	(1,256,367)

Total Stockholders' Equity	18,842,493	16,214,078

Total Liabilities and Stockholders' Equity	$27,196,527	$24,488,905

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2006, 2005 and 2004

CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Interest and dividends on investment securities	$238	$1,376	$2,231
Interest expense	603,567	119,817	6,302
Net interest expense	(603,329)	(118,441)	(4,071)
Non-interest expense	162,966	-	1,335
Loss before income taxes and equity in undistributed losses of subsidiary	(766,295)	(118,441)	(5,406)
Income tax expense (benefit)	-	(257,000)	-
Income (loss) before equity in undistributed income (losses) of subsidiary	(766,295)	138,559	(5,406)
Equity in undistributed income of subsidiary	3,196,123	2,605,771	807,670
Net Income	$2,429,828	$2,744,330	$802,264

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash Flows From Operating Activities
Net Income	$2,429,828	$2,744,330	$802,264
Adjustments to reconcile net income (loss) to net cash
(used) provided by operating activities:
Equity in undistributed (income) loss of subsidiary	(3,196,123)	(2,605,771)	(807,670)
Stock based compensation expense	115,714	-	-
Net decrease (increase) in other assets	1,438,739	(5,429,625)	812,686
Net increase in other liabilities	79,207	20,525	6,302

Net cash provided by (used in) operating activities	867,365	(5,270,541)	813,582

Cash Flows From Investing Activities
Investment in subsidiary	(950,000)	(1,878,000)	(3,162,500)
Net cash used in investing activities	(950,000)	(1,878,000)	(3,162,500)

Cash Flows From Financing Activities
Net proceeds (payoff) from note payable	-	(1,250,000)	1,250,000
Proceeds from issuance of preferred stock	-	8,248,000	-
Issuance of common stock	82,873	50,984	550,000
Net cash provided by financing activities	82,873	7,048,984	1,800,000

Net increase (decrease) in cash and cash equivalents	238	(99,557)	(548,918)
Cash and cash equivalents at beginning of year	5,212	104,769	653,687

Cash and cash equivalents at end of year	$5,450	$5,212	$104,769

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 8A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures. Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of December 31, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

Item 8B. Other Information

On December 18, 2006, the Compensation Committee of the Board of Directors of Bay National Bank increased, effective January 1, 2007, Hugh Mohler’s annual base compensation from $225,000 to $240,000, Richard Oppitz’s annual base compensation from $140,000 to $154,000, Mark Semanie’s annual base compensation from $180,000 to $185,000 and Richard Springer’s annual base compensation from $200,000 to $206,000.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Code of Ethics

Bay National Corporation’s Board of Directors has adopted a code of conduct that applies to all of its directors, officers and employees, including it principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. That Code of Conduct is posted on Bay National Bank’s internet website at www.baynational.com.

The remaining information required by this Item 9 is incorporated by reference to the information appearing under the captions “Proposal 1. Election of Director,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of Bay National Corporation.

Item 10. Executive Compensation

The information required by this Item 10 is incorporated by reference to the information appearing under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of Bay National Corporation.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2006, with respect to compensation plans under which equity securities of Bay National Corporation are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	128,591	$ 7.68	53,750
Equity compensation plans not approved by security holders	-	-	-
Total	128,591	$ 7.68	53,750

The remaining information required by this Item 11 is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Securityholders” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of Bay National Corporation.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 12 is incorporated by reference to the information appearing under the captions “Proposal 1. Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of Bay National Corporation.

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

4.5	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1	Amended and Restated Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Hugh W. Mohler.
10.2+	Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Richard C. Springer.
10.3+	Terms of December 2007 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler
10.3.1	Terms of December 2007 Amendment to Employment Agreement between Bay National Bank and Richard J. Oppitz
10.3.2	Terms of December 2007 Amendment to Employment Agreement between Bay National Bank and Mark A. Semanie
10.3.3	Terms of December 2007 Amendment to Employment Agreement between Bay National Bank and Richard C. Springer
10.4	Terms of Employment Arrangement between Bay National Bank and Mark A. Semanie
10.5**	Bay National Corporation Stock Option Plan
10.6**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson

21.1	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

The exhibits which are denominated with an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

The exhibits which are denominated by the plus sign (+) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on June 6, 2006.

The exhibits which are denominated by two asterisks (**) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428.

The exhibit which is denominated by the number sign (#) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on January 26, 2005.

The exhibits which are denominated by two number signs (##) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on March 11, 2005.

Note: Exhibits 10.1 through 10.7 relate to management contracts or compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information appearing under the captions “Audit Committee Report - Audit and Non-Audit Fees” and “Audit Committee Report - Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of Bay National Corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BAY NATIONAL CORPORATION

Date: March 26, 2007	By: /s/ Hugh W. Mohler	Hugh W. Mohler, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Hugh W. Mohler Hugh W. Mohler	Director and President (Principal Executive Officer)	March 26, 2007
/s/ Mark A. Semanie. Mark A. Semanie	Executive Vice President and CFO (Principal Accounting and Financial Officer)	March 26, 2007
/s/ Charles E. Bounds Charles E. Bounds	Director	March 28, 2007
/s/ Gary T. Gill Gary T. Gill	Director	March 30, 2007
/s/ R. Michael Gill R. Michael Gill	Director	March 30, 2007
/s/ John R. Lerch John R. Lerch	Director	March 26, 2007
/s/Donald G. McClure, Jr. Donald G. McClure, Jr.	Director	March 26, 2007
/s/ Robert L. Moore Robert L. Moore	Director	March 28, 2007
/s/ James P. O'Conor James P. O’Conor	Director	March 27, 2007
/s/H. Victor Rieger, Jr. H. Victor Rieger, Jr.	Director	March 27, 2007

/s/ William B. Rinnier William B. Rinnier	Director	March 29, 2007
/s/ Edwin A. Rommel Edwin A. Rommel, III	Director	March 26, 2007
/s/Henry H. Stansbury Henry H. Stansbury	Director	March 27, 2007
/s/ Kenneth H. Trout Kenneth H. Trout	Director	March 29, 2007
/s/ Eugene M. Waldron, Jr. Eugene M. Waldron, Jr.	Director	March 26, 2007
/s/ Carl A. J. Wright Carl A.J. Wright	Director	March 28, 2007

EXHIBIT INDEX

No.	Description of Exhibit

3.1*	Articles of Incorporation of Bay National Corporation
3.2*	Bylaws of Bay National Corporation
4.1*	Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*	Form of Common Stock Certificate
4.3	Indenture dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company, as Trustee.
4.4
Amended and Restated Declaration of Trust dated as of December 12, 2005 between Wilmington Trust Company, as the Trustees of Bay National Capital Trust I, Bay National Corporation, as Sponsor, and Hugh W. Mohler, Mark A. Semanie and Warren F. Boutilier, as the Administrators.

4.5	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1	Amended and Restated Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Hugh W. Mohler.
10.2+	Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Richard C. Springer.
10.3+	Terms of December 2007 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler
10.3.1	Terms of December 2007 Amendment to Employment Agreement between Bay National Bank and Richard J. Oppitz
10.3.2	Terms of December 2007 Amendment to Employment Agreement between Bay National Bank and Mark A. Semanie
10.3.3	Terms of December 2007 Amendment to Employment Agreement between Bay National Bank and Richard C. Springer
10.4	Terms of Employment Arrangement between Bay National Bank and Mark A. Semanie
10.5**	Bay National Corporation Stock Option Plan
10.6**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
21.1	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

The exhibits which are denominated with an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

The exhibits which are denominated by the plus sign (+) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on June 6, 2006.

The exhibits which are denominated by two asterisks (**) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form S-8, as amended, under the Securities Act of 1933, Registration Number 333-69428.

The exhibit which is denominated by the number sign (#) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on January 26, 2005.

The exhibits which are denominated by two number signs (##) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on March 11, 2005.

Note: Exhibits 10.1 through 10.7 relate to management contracts or compensatory plans or arrangements.