Form 10QSB
period 2007-03-31
BAY NATIONAL CORP
filed 2007-05-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At May 11, 2007, the issuer had 1,937,369 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ____  No X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)

Cash and due from banks	$2,159,321	$2,348,304
Federal funds sold and other overnight investments	18,004,874	31,549,900
Investment securities available for sale (AFS) - at fair value	697,392	697,526
Other equity securities	1,155,800	1,117,100
Loans held for sale	6,830,650	1,444,303
Loans, net of unearned fees	220,296,030	216,571,375
Total loans	227,126,680	218,015,678
Less: Allowance for credit losses	(3,202,930)	(3,175,000)
Loans, net	223,923,750	214,840,678
Premises and equipment, net	1,100,441	1,100,220
Accrued interest receivable and other assets	3,174,961	3,151,119

Total Assets	$250,216,539	$254,804,847

LIABILITIES

Non-interest-bearing deposits	$31,597,066	$34,808,624
Interest-bearing deposits	186,665,292	189,340,328
Total deposits	218,262,358	224,148,952

Short-term borrowings	2,681,000	1,545,000
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,794,719	2,268,402

Total Liabilities	230,738,077	235,962,354

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 1,935,369 issued
and outstanding as of March 31, 2007 and December 31, 2006	19,354	19,354
Additional paid in capital	17,666,178	17,649,678
Retained earnings	1,792,930	1,173,461

Total Stockholders' Equity	19,478,462	18,842,493

Total Liabilities and Stockholders' Equity	$250,216,539	$254,804,847

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-month periods ended March 31, 2007 and 2006
(Unaudited)
	Three Months Ended March 31
	2007	2006
INTEREST INCOME:
Interest and fees on loans	$5,084,808	$4,223,414
Interest on federal funds sold and other overnight investments	242,286	62,389
Taxable interest and dividends on investment
securities	16,120	21,442
Total interest income	5,343,214	4,307,245

INTEREST EXPENSE:
Interest on deposits	2,029,447	1,434,862
Interest on short-term borrowings	21,181	17,720
Interest on subordinated debt	148,454	149,989
Total interest expense	2,199,082	1,602,571

Net interest income	3,144,132	2,704,674

Provision for credit losses	-	-

Net interest income after provision for
credit losses	3,144,132	2,704,674

NON-INTEREST INCOME:
Service charges on deposit accounts	36,941	40,739
Gain on sale of mortgage loans	135,449	83,256
Other income	19,838	16,285
Total non-interest income	192,228	140,280

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,497,189	1,230,142
Occupancy expenses	157,214	122,408
Furniture and equipment expenses	85,237	83,674
Legal and professional fees	63,861	35,583
Data processing and other outside services	186,656	162,164
Advertising and marketing related expenses	125,582	68,634
Other expenses	179,152	142,917
Total non-interest expenses	2,294,891	1,845,522

Income before income taxes	1,041,469	999,432
Income tax expense	422,000	397,357
NET INCOME	$619,469	$602,075

Per Share Data:
Net Income (basic)	$.32	.31
Net Income (diluted)	$.31	.30

Weighted Average shares outstanding (basic)	1,935,369	1,926,038
Effect of Dilution - Stock options and Restricted shares	74,728	84,804
Weighted Average shares outstanding (diluted)	2,010,097	2,010,842

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three-months ended March 31, 2007 and 2006
(Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2007	$19,354	$17,649,678	$1,173,461	$18,842,493

Stock-based compensation expense	-	16,500	-	16,500

Net Income	-	-	619,469	619,469

Balances at March 31, 2007	$19,354	$17,666,178	$1,792,930	$19,478,462

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2006	$19,244	$17,451,201	$(1,256,367)	$16,214,078

Issuance of Common Stock	35	26,177	-	26,212

Stock-based compensation expense	-	17,894	-	17,894

Net Income	-	-	602,075	602,075

Balances at March 31, 2006	$19,279	$17,495,272	$(654,292)	$16,860,259

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three-months ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net income	$619,469	$602,075
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	65,297	50,540
Accretion of investment discounts	(8,672)	(16,871)
Stock-based compensation expense	16,500	17,894
Gain on sale of mortgage loans	(135,449)	(83,256)
Origination of loans held for sale	(26,902,721)	(31,876,629)
Proceeds from sale of loans	21,651,823	45,649,447
Net (increase) decrease in accrued interest receivable and other assets	(23,842)	263,472
Net decrease in accrued expenses and other liabilities	(473,683)	(343,051)

Net cash (used in) provided by operating activities	(5,191,278)	14,263,621

Cash Flows From Investing Activities
Purchases of investment securities - AFS	(691,194)	(1,927,985)
Maturities of investment securities - AFS	700,000	1,550,000
Purchase of Federal Reserve Bank stock	-	(70,850)
Purchase of Federal Home Loan Bank of Atlanta stock	(38,700)	(77,700)
Loan disbursements in excess of principal payments	(3,696,725)	(17,524,595)
Capital expenditures	(65,518)	(333,495)
Net cash used in investing activities	(3,792,137)	(18,384,625)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(5,886,594)	7,057,222
Net increase (decrease) in short-term borrowings	1,136,000	(875,158)
Net proceeds from stock issuance	-	26,212

Net cash (used in) provided by financing activities	(4,750,594)	6,208,276

Net (decrease) increase in cash and cash equivalents	(13,734,009)	2,087,272
Cash and cash equivalents at beginning of period	33,898,204	7,493,621

Cash and cash equivalents at end of period	$20,164,195	$9,580,893

Cash paid for:
Interest	$2,180,100	$1,465,563
Income taxes	$215,000	$431,357

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006
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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The balances as of December 31, 2006 have been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation’s 2006 Annual Report on Form 10-KSB. There have been no significant changes to the Company’s Accounting Policies as disclosed in the 2006 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2007 or any other interim period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of March 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2007, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

3. INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

4.  EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options.

5. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three-month periods ended March 31, 2007 and 2006. Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ended March 31
	2007	2006

Amounts charged against income, before tax benefit	$16,500	$17,894

Amount of related income tax benefit recognized in income	$5,610	$883

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2002:

Dividend yield	-
Expected volatility	20.00%
Risk-free interest rate	4.17%
Expected lives (in years)	8

No stock options have been issued since 2002.

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

The unrecognized compensation cost related to unvested stock option awards was $29,432 for the quarter ended March 31, 2007 based upon a weighted average fair value of $3.05.

The following is a summary of changes in outstanding options for the three-month periods ended March 31, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2006	140,766	$7.67
Granted	-	-
Cancelled	(1,242)	$7.58
Exercised	(3,458)	$7.58
Balance, March 31, 2006	136,066	$7.68

Balance, January 1, 2007	128,591	$7.68
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, March 31, 2007	128,591	$7.68

Weighted average fair value of options granted during 2002	$3.05

The following table summarizes information about options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$7.58	111,776	2	$7.58	109,784	$7.58
$8.37	16,815	3	$8.37	9,157	$8.37
	128,591		$7.68	118,941	$7.64

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2007 was $1,423,078 and $1,321,337, respectively, based upon a closing price of $18.75 per share.

Restricted Stock Units

Pursuant to an employment agreement (“Agreement”) dated June 1, 2006, a grant of 12,000 shares of the Company’s common stock was awarded to a member of senior management. The stock grant vests as follows: 25% (3,000 shares) on the first anniversary of the Agreement; 25% (3,000 shares) on the second anniversary of the Agreement; 25% (3,000 shares) on the third anniversary of the Agreement; and 25% (3,000 shares) on the fourth anniversary of the Agreement. The vesting of the shares is subject to the individual being employed under this Agreement at each vesting date. Additional shares may be awarded from time to time subject to approval of the Board of Directors. The Company incurred compensation expense associated with this restricted stock of $14,212 for the three-month period ended March 31, 2007.

The unrecognized compensation cost related to unvested restricted stock awards was $180,025 for the quarter ended March 31, 2007 based upon a fair value of $18.95.

The following table summarizes the changes in outstanding shares under restricted stock grants for the three-month period ended March 31, 2007.

	Number of Shares	Value at Issuance Date
Unvested grants at January 1, 2007	12,000	$18.95
Granted	-	-
Vested	-	-
Cancelled	-	-
Unvested grants at March 31, 2007	12,000	$18.95

Item 2. Management's Discussion and Analysis

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of March 31, 2007 and December 31, 2006 and for the three-month periods ended March 31, 2007 and 2006.

Overview

On May 12, 2000, the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

The Bank serves the business communities of North Baltimore and Salisbury, Maryland.

Loan growth continued at a moderate pace for the three-month period ended March 31, 2007, while operating results improved over prior year results. Key measurements for the three-month period ended March 31, 2007 include the following:

•	Total assets at March 31, 2007 decreased to $250.2 million from $254.8 million as of December 31, 2006.

•	Net loans outstanding increased from $214.8 million as of December 31, 2006 to $223.9 million as of March 31, 2007.

•
There was one loan, of approximately $37,000, that was considered a non-accrual loan as of March 31, 2007. There were no non-performing loans as of March 31, 2007. The Company continues to maintain appropriate reserves for credit losses.

•	Deposits at March 31, 2007 decreased to $218.3 million from $224.1 million as of December 31, 2006.

•
During March 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. This network provides the Company with the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through the certificate of deposit account registry service (CDARS) on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network. These deposits are considered “Brokered Deposits” for bank regulatory purposes. As of March 31, 2007, the Company had approximately $5.9 million of CDARS deposits outstanding.

•
Net income was $619,469 for the three-month period ended March 31, 2007, compared to $602,075 for the same period in 2006. This represents an increase of 2.9% over net income for the three-month period ended March 31, 2006.

•
Net interest income, the Company’s main source of income, was $3.1 million during the three-month period ended March 31, 2007, compared to $2.7 million for the same period in 2006. This represents an increase of 16.2% for the three-month period.

•
There were no charge-offs for the three-month period ended March 31, 2007. There was a full recovery of a 2006 charge-off of approximately $28,000 during the three-month period ended March 31, 2007. There were no charge-offs or recoveries for the three-month period ended March 31, 2006.

•	Non-interest income increased by $51,948, or 37.0% for the three-month period ended March 31, 2007, as compared to the same period in 2006.

•	Non-interest expenses increased by $449,369, or 24.3%, for the three-month period ended March 31, 2007, as compared to the same period in 2006.

•	The Company’s common stock closed at $18.75 on March 30, 2007, which represented a 2.1% decline from its closing price of $19.15 on March 31, 2006.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

The Company recorded net income of $619,469 for the three-month period ended March 31, 2007. This compares to net income of $602,075 for the same period in 2006. This is an increase of $17,394, or 2.9%, for the three-month period. The year-over-year improvement in results is due to the continued year-over-year growth of the loan portfolio, resulting in increased interest and fees on loans. The results were also aided by growth in gains recognized through the sale of residential mortgage loans.

The Bank’s mortgage origination operations, located in Towson and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Towson mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the three-month periods ended March 31, 2007 and 2006, net gains on the sale of mortgage loans totaled $135,449 and $83,256, respectively.

Gains on the sale of mortgage loans have increased for the three-month period ended March 31, 2007 as compared to the same period in 2006 due to the Towson origination operation’s portfolio of construction and rehabilitation loans that were modified to permanent financing upon completion of the project. The permanent financing is then sold in the secondary market. This portfolio did not have significant modification activity in the first quarter of 2006 due to the fact that it was still relatively new. Management believes that this type of residential lending is less sensitive to the fluctuation of interest rates than conventional mortgage loans however, demand for these types of loans is still subject to the overall strength of the housing market.

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

As of March 31, 2007, the Company held $3.9 million of these loans which were classified as held for sale. The Company earned $59,335 of interest on this program for the three-month period ended March 31, 2007. This compares to $137,159 for the same period in 2006. The decline in interest from this program is due to a decline in average balances from $7.3 million for the three-months ended March 31, 2006 to $3.2 million for the same period in 2007. The activity in this program declined significantly because the originating mortgage company utilized other available funding sources.

Management expects 2007 to be a challenging year for earnings and asset growth as a result of the slowing economy and the Company’s need to continue to invest in personnel to support the long-term growth of the Company. Actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the impact of declining volume in the mortgage participations purchasing program, the volatility of existing mortgage loan production, which is sensitive to economic and interest rate fluctuations and other competitive pressure that arises in a slowing economy.

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

As previously stated, net interest income was $3.1 million for the three-month period ended March 31, 2007, as compared to $2.7 million for the same period in 2006. This represents an increase of 16.2% for the three-months ended March 31, 2007, as compared to the same period in 2006.

Interest income from loans and investments for the three-month period ended March 31, 2007 was $5.3 million, compared to $4.3 million for the three-month period ended March 31, 2006. The 24.1% increase for the three-month period, over the same period in 2006 was directly related to the 17.1% increase in average interest-earning assets for the three-months ended March 31, 2007 as compared to the same period in 2006. The increase in interest income was also aided by an increase in average yields due to an increase in the target federal funds rate from 4.75% as of March 28, 2006 to the current target of 5.25% which has been in effect since June 29, 2006. The yields on interest earning assets increased from 8.28% for the three-months ended March 31, 2006 to 8.77% for the three-months ended March 31, 2007.

The percentage of average interest-earning assets represented by loans was 90.0% and 94.1% for the three-month periods ended March 31, 2007 and 2006, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the three-month period ended March 31, 2007, the average yield on the loan portfolio increased to 9.28% from 8.63% for the three-month period ended March 31, 2006. This increase is primarily due to the Federal Reserve increasing its target for the federal funds rate from 4.25% as of January 1, 2006 to 5.25% as of March 31, 2007. The growth of the construction and rehabilitation loan portfolio also contributed to improved yields since these loans often are priced higher than other loans.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 4.25% for the three-month period ended March 31, 2007 as compared to 2.74% for the same period in 2006. This improvement in the average yield was a direct result of the Federal Reserve actions discussed above, as well as an increase in the Company’s holdings of Federal Reserve and Federal Home Loan Bank stocks, which pay dividend yields greater than those earned by the Company’s cash and cash equivalents. The percentage of average interest-earning assets represented by investments was 10.0% and 5.9% for the three-month periods ended March 31, 2007 and 2006, respectively.

Interest expense from deposits and borrowings for the three-month period ended March 31, 2007 was $2.2 million, compared to $1.6 million for the comparable period in 2006. This 37.2% increase for the three-month period, is the result of a 15.4% increase in average interest-bearing liabilities for the three-month period ended March 31, 2007 as compared to the same period in 2006 as well as an increase in average rates paid. Average rates paid on these liabilities increased from 3.82% for the three-month period ended March 31, 2006 to 4.54% for the three-month period ended March 31, 2007. The increase in rates paid is directly attributable to the Federal Reserve actions discussed above.

As a result of the factors discussed above, net interest margins remained relatively flat at 5.16% for the three-month period ended March 31, 2007 as compared to 5.20% for the same period in 2006. Although market rates of interest have increased since March 31, 2006, management has been able to carefully implement deposit rate increases, which has allowed for consistent margins. Management expects that pressure to increase rates paid on deposits will increase if the target for the federal funds rate continues to rise.

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

Three Months Ended March 31, 2007
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$222,318,445	$5,084,808	9.28%
Investment securities	1,813,643	16,120	3.60
Federal funds sold and other overnight investments	22,834,795	242,286	4.30
Total earning assets	246,966,883	5,343,214	8.77%
Less: Allowance for credit losses	(3,184,310)
Cash and due from banks	2,154,643
Premises and equipment, net	1,112,504
Accrued interest receivable and other assets	2,774,005
Total assets	$249,823,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$67,345,355	588,386	3.54%
Regular savings deposits	6,191,421	33,456	2.19
Time deposits	112,854,354	1,407,605	5.06
Short-term borrowings	1,935,300	21,181	4.44
Subordinated debt	8,000,000	148,454	7.53
Total interest-bearing liabilities	196,326,430	2,199,082	4.54%
Net interest income and spread		$3,144,132	4.23%
Non-interest-bearing demand deposits	32,355,446
Accrued expenses and other liabilities	1,822,967
Stockholders’ equity	19,318,882
Total liabilities and stockholders’ equity	$249,823,725

Interest and fee income/earning assets	8.77%
Interest expense/earning assets	3.61
Net interest margin	5.16%

Return on Average Assets (Annualized)	1.01%
Return on Average Equity (Annualized)	13.00%
Average Equity to Average Assets	7.73%

Three Months Ended March 31, 2006
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$198,417,445	$4,223,414	8.63%
Investment securities	2,514,546	21,442	3.46
Federal funds sold and other overnight investments	9,896,110	62,389	2.56
Total earning assets	210,828,101	4,307,245	8.28%
Less: Allowance for credit losses	(3,000,000)
Cash and due from banks	2,018,514
Premises and equipment, net	996,564
Accrued interest receivable and other assets	2,577,895
Total assets	$213,421,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$53,327,622	393,507	2.99%
Regular savings deposits	10,331,445	16,599.65
Time deposits	96,558,104	1,024,756	4.30
Short-term borrowings	1,875,344	17,720	3.83
Subordinated debt	8,000,000	149,989	7.60
Total interest-bearing liabilities	170,092,515	1,602,571	3.82%
Net interest income and spread		$2,704,674	4.47%
Non-interest-bearing demand deposits	25,333,352
Accrued expenses and other liabilities	1,475,407
Stockholders’ equity	16,519,800
Total liabilities and stockholders’ equity	$213,421,074

Interest and fee income/earning assets	8.28%
Interest expense/earning assets	3.08
Net interest margin	5.20%

Return on Average Assets (Annualized)	1.14%
Return on Average Equity (Annualized)	14.78%
Average Equity to Average Assets	7.74%

Provision for Credit Losses

There was no provision for credit losses for either of the three-month periods ended March 31, 2007 and 2006. The provision for credit losses is normally reflective of the growth in loan balances outstanding in all segments of the portfolio as well as changes in the relative level of risk in the portfolio. No provisions were necessary for the three-month periods ended March 31, 2007 and 2006 due to the fact that improvements in the relative risk mix of the portfolio offset increases in the overall level of loans outstanding. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month period ended March 31, 2007, the Company realized non-interest income of $192,228 as compared to $140,280 for the three-month period ended March 31, 2006. Gains on the sale of mortgage loans of $135,449 comprised 70.5% of the total for the three-month period ended March 31, 2007. This compares to gains on the sale of mortgage loans of $83,256, or 59.4%, of total non-interest income for the three-month period ended March 31, 2006.

The level of gains on the sale of mortgage loans increased for the three-month period ended March 31, 2007 due to the Towson origination operation’s portfolio of construction and rehabilitation loans that were modified to permanent financing upon completion of the project. This portfolio was still building during the first three months of 2006 after the Towson origination operation was added in February 2005. Although these additional capabilities have increased the level of gains on the sale of mortgage loans, while also providing interest income on construction loans, it should be noted that additional increases in interest rates or an extended slowdown in the housing market could impact the Company’s ability to generate consistent non-interest income associated with mortgage loan production.

Service charges on deposit accounts totaled $36,941 for the three-month period ended March 31, 2007, as compared to $40,739 for the same period in 2006. The decrease of 9.3% is primarily attributable to a decline in the level of overdraft fees charged on transaction accounts. This decline occurred as the average level of overdrawn balances declined by approximately 25.7% for the three-month period ended March 31, 2007 as compared to the same period in 2006. The decline is a result of the Company’s ongoing emphasis of attracting relationships that tend to maintain higher account balances.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month period ended March 31, 2007 totaled $2.3 million. This compares to non-interest expense for the comparable period in 2006 of $1.8 million. The majority of the increase of $449,369, or 24.3%, resulted from a period-over-period increase in salaries and benefits of $267,047, or 21.7%. The increases in salaries and benefits related to staffing growth, including the addition of a Senior Business Development Officer in June 2006, as well as staffing growth in residential real estate lending, commercial account portfolio managers and other operational support. These additions were made to continue to expand the

Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.

Occupancy expenses increased by $34,806 for the three-months ended March 31, 2007, as compared to the same period in 2006. The 28.4% increase for the period was due to scheduled rent increases and the acquisition of new space obtained to facilitate the relocation of the Company’s Towson residential lending operation during the fourth quarter of 2006.

Legal and professional fees increased $28,278, or 79.5%, for the three-months ended March 31, 2007, as compared to the same period in 2006. The increase was related to legal fees incurred in connection with the drafting of a Stock Incentive Plan, as well as increased costs associated with drafting the Annual Report and Proxy materials. There was also an increase in internal and external audit, and other accounting fees related to Company growth and implementation of provisions of the Sarbanes-Oxley Act of 2002 related to the documentation and testing of internal control over financial reporting.

Data processing and other outside services expense increased $24,492, or 15.1%, for the three-months ended March 31, 2007 as compared to the same period in 2006. The increase for the period is due to the cost of supporting a computer infrastructure at an additional location, the costs associated with enhanced security and preventive maintenance programs and an increase in outsourced data and item processing costs that are a function of the growth of the bank and the number of customer accounts.

Advertising and marketing-related expenses increased $56,948, or 83.0%, for the three-months ended March 31, 2007, as compared to the same period in 2006. The increase was related to the number of business development professionals on staff, an enhanced effort to increase the Company’s name recognition in order to continue the growth of the customer base and an increase of $32,000 in charitable contributions.

The $37,798, or 16.7%, increase in all other non-interest expense items for the three-month period ended March 31, 2007, relates to a $24,000 increase in director fees as well as increases in other various costs associated with the increased size and complexity of the Company. The increase in director fees was designed to attract and retain governance professionals that can capably oversee the strategic direction of the Company.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before the loan loss provision and non-interest income. The Company’s efficiency ratio was 68.8% for the three-month period ended March 31, 2007. This compares to 64.9% for the same period in 2006. The increase in the efficiency ratio from the prior year is a result of management’s decision to continue to invest in personnel to support the long-term growth of the Company.

Management will continue to focus on leveraging its cost structure to generate profitable growth. Management believes that, while continued growth of the Company’s customer base will require additional staffing and space in order to generate new business, service customers and effectively manage the business, this additional growth can continue without impairing the long-term efficiency of the Company.

Income Taxes

For the three-month periods ended March 31, 2007 and 2006, the Company recorded income tax expense of $422,000 and $397,357, respectively. The increase is primarily a result of an increase in taxable income for the 2007 period.

Financial Condition

Composition of the Balance Sheet

As of March 31, 2007 total assets were $250,216,539. This represents a decrease of $4,588,308, or 1.8%, since December 31, 2006. The change in total assets includes decreases of $188,983 in cash and due from banks, $13,545,026 in Federal funds sold and other overnight investments and $134 in investment securities available for sale. These decreases were partially offset by increases of $38,700 in other equity securities, $9,083,072 in loans net of the allowance for credit losses and $24,063 in other non-earning assets.

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

As of March 31, 2007, the Company held $3.9 million of these loans which were classified as held for sale. There were no loans outstanding under this program as of December 31, 2006. This fluctuation in balances is indicative of the mortgage company’s ability to use other funding sources as its volume fluctuates. The remaining increase in loans held for sale resulted from normal fluctuations of loan volume originated by the Company’s Towson and Salisbury mortgage operations.

As of March 31, 2007, loans, excluding loans held for sale, totaled $220,296,030. This represents an increase of $3,724,655, or 1.7%, from a balance of $216,571,375 as of December 31, 2006. All of this growth is a result of residential construction and rehabilitation lending generated by the Towson residential lending group. Excluding Towson residential construction and rehabilitation loans, outstanding loans declined by approximately $1.1 million due to significant pay downs and payoffs. A total of approximately $8.7 million in loans, that were outstanding as of December 31, 2006, were paid off during the first three months of 2007. This activity, combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans, offset all of the approximately $10.5 million in new loans funded during that same period. The Company continues to seek prudent growth through the identification of new market segments, hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

The composition of the loan portfolio as of March 31, 2007 was approximately $87.8 million of commercial loans, $3.5 million of consumer loans, and $129.0 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2006 was approximately $88.5 million of commercial loans, $3.3 million of consumer loans, and $124.8 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $6.8 million and $1.4 million as of March 31, 2007 and December 31, 2006, respectively.

Funds not extended in loans are invested in cash and due from banks and various investments, including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled approximately $22.0 million as of March 31, 2007 compared to approximately $35.7 million as of December 31, 2006.

At March 31, 2007, the Company had federal funds sold and other overnight investments totaling $18,004,874 as compared to $31,549,900 as of December 31, 2006. This decrease is a result of management’s decision to maintain margins by using available liquidity to fund loan growth and allow non-core time deposits to mature. The Company held $607,300 of Federal Reserve Bank stock as of both March 31, 2007 and December 31, 2006. The Company also held Federal Home Loan Bank of Atlanta stock of $548,500 and $509,800 as of March 31, 2007 and December 31, 2006, respectively, and United States Treasury bills with a maturity value of $700,000 as of both March 31, 2007 and December 31, 2006. The Treasury securities are used to collateralize repurchase agreements, which are classified as short-term borrowings under which $300,000 were outstanding as of December 31, 2006. There were no outstanding borrowings under repurchase agreements as of March 31, 2007. As of March 31, 2007 and December 31, 2006, approximately $307,000 and $334,000, respectively, of Treasury securities were pledged to collateralize uninsured deposits held for a municipal government. Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

Deposits at March 31, 2007 were $218.3 million, of which approximately $10.2 million, or 4.7%, was related to one customer. Deposits at December 31, 2006 were $224.1 million, of which deposits for this same customer stood at approximately $8.2 million, or 3.7%, of total deposits. The deposits for this customer tends to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network. These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of March 31, 2007, the Company had approximately $5.9 million of CDARS deposits outstanding of which $2.8 million was placed on behalf of customers and $3.1 million was raised by the Company. As of December 31, 2006, the Company had approximately $4.6 million of CDARS deposits outstanding of which $1.6 million was placed on behalf of customers and $3.0 million was raised by the Company.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of March 31, 2007, the Company had outstanding certificates of deposit of approximately $23.3 million that were either obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). The national market certificates of deposit were issued with an average yield of 5.11% and an average term of 32.4 months. Included in the $23.3 million are national market certificates of deposit totaling $1.4 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 5.55% and an average term of 21.6 months. As of December 31, 2006, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $26.6 million. Included in the $26.6 million are national market certificates of deposit totaling $1.4 million that have been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit, CDARS deposits and $7.2 million of the $10.2 million deposits from the large customer described above, stood at $184.5 million as of March 31, 2007, down 2.6% from $189.4 million as of December 31, 2006. The decrease in core deposits was due to careful management of interest rates during the period. The Company did not aggressively compete for new deposits since adequate liquidity was available to fund loan growth. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

As of March 31, 2007, short-term borrowings included borrowings of $2.7 million of borrowings under an Overnight Commercial Paper program. These borrowings are unsecured and are subordinated to all deposits.

As of December 31, 2006, short-term borrowings included $300,000 of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. Short-term borrowings as of December 31, 2006 also included $1.2 million of borrowings under the Overnight Commercial Paper program.

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

Allowance for Credit Losses and Credit Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. The Company charges the provision for credit losses to earnings to maintain the total allowance for credit losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Company’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). The Company charges losses on loans against the allowance when it believes that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

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

The allowance for credit losses as of March 31, 2007 and December 31, 2006 was $3,202,930 and $3,175,000, respectively. The amount equates to 1.41% and 1.46% of outstanding loans, including loans held for sale, as of March 31, 2007 and December 31, 2006, respectively. The decreased percentage as of March 31, 2007 was due to the decreased level of risk in the loan portfolio as of March 31, 2007 as some higher risk loans were paid off during the year. Bay National Corporation has no exposure to foreign countries or foreign borrowers.

As of March 31, 2007, the Company had one non-accrual loan with an unpaid principal balance and fees of approximately $37,000. Management believes that the allowance for credit losses is adequate for this loan. Any losses on this loan will be charged off as soon as the amount of loss is determinable.

The Company recovered $27,930 of 2006 charge-offs during the three-month period ended March 31, 2007 and there were no charge-offs or recoveries during the same period in 2006.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of March 31, 2007, the Company had $2,159,321 in cash and due from banks, $18,004,874 in federal funds sold and other overnight investments, $697,392 in three-month U.S. Treasury Securities, and $6,830,650 in loans expected to be sold within 60 days. As of December 31, 2006, the Company had $2,348,304 in cash and due from banks, $31,549,900 in federal funds sold and other overnight investments, $697,526 in three-month U.S. Treasury Securities, and $1,444,303 in loans expected to be sold within 60 days.

The decrease in the overall level of liquid assets is the result of a deliberate effort by management to tightly manage liquidity by allowing higher cost certificates of deposits to mature in order to better match liquidity with loan growth to maximize net interest margin. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity as would reductions in the level of customer deposits.

The Company has commitments for a total of $9.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $22 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of March 31, 2007. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2007, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$18,004,874	7.29%	$18,004,874	$-	$-	$-
Loans held for sale	6,830,650	2.76%	6,830,650	-	-	-
Loans - Variable rate	109,873,853	44.49%	109,873,853	-	-	-
Loans - Fixed rate	110,422,177	44.71%	28,001,127	36,823,236	42,606,993	2,990,821
Other earning assets	1,853,192	0.75%	697,392	-	-	1,155,800
Total interest-earning assets	$246,984,746	100.00%	$163,407,896	$36,823,236	$42,606,993	$4,146,621

Interest-bearing liabilities
Deposits - Variable rate	$73,771,906	37.38%	$73,771,906	$-	$-	$-
Deposits - Fixed rate	112,893,386	57.21%	36,880,174	49,750,350	26,262,862	-
Short-term borrowings - Variable rate	2,681,000	1.36%	2,681,000	-	-	-
Subordinated debt	8,000,000	4.05%	-	-	-	8,000,000
Total interest-bearing liabilities	$197,346,292	100.00%	$113,333,080	$49,750,350	$26,262,862	$8,000,000

Periodic repricing differences
Periodic gap			$50,074,816	$(12,927,114)	$16,344,131	$(3,853,379)
Cumulative gap			$50,074,816	$37,147,702	$53,491,833	$49,638,454

Ratio of rate sensitive assets to rate sensitive liabilities			144.18%	74.02%	162.23%	51.83%

The Company has 54.5% of its interest-earning assets and 38.7% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $49,638,454. The majority of this gap is concentrated in items maturing or repricing within one year. This gap is generally reflective of the Company’s emphasis on originating variable rate loans and short-term fixed rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Outstanding loan commitments and lines and letters of credit as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
Loan commitments	$31,909,082	$33,782,891
Unused lines of credit	71,651,288	66,660,250
Letters of credit	2,632,445	2,188,659

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

The decrease in the overall level of loan commitments as of March 31, 2007 as compared to December 31, 2006 is due to a decline in construction lending activity resulting from the overall slow down in real estate activity. The increase in unused lines of credit as of March 31, 2007 as compared to December 31, 2006 is reflective of the level of business development activity undertaken during the year.

Capital Resources

The Company had stockholders’ equity at March 31, 2007 of $19,478,462 as compared to $18,842,493 at December 31, 2006. The increase in capital is a result of the positive operating results for the three-months ended March 31, 2007. Management believes that the Company has adequate capital to support projected asset growth over the next 12 months.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could have paid dividends to the Company without approval from bank regulatory agencies at March 31, 2007; however, such payments are not currently planned.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of March 31, 2007 and December 31, 2006, respectively:

	March 31, 2007	December 31, 2006
Total deposits	$218,262,358	$224,148,952
National market certificates of deposit (includes CDARS deposits)	(26,518,057)	(29,586,997)
Variable balance accounts (1 customer at March 31, 2007 and December 31, 2006)	(10,222,514)	(8,197,951)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$184,521,787	$189,364,004

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of March 31, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-QSB; the Company’s limited operating history; dependence on key personnel; risks related to the Bank’s choice of loan portfolio; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-KSB for the year ended December 31, 2006. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

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

Bay National Corporation

Date: May 14, 2007	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: May 14, 2007	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)