Form 10QSB
period 2007-06-30
BAY NATIONAL CORP
filed 2007-08-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ____No X__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 14, 2007, the issuer had 2,134,883 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):                                                                                                                     Yes ____No X__

PART I  -                      FINANCIAL INFORMATION

Item 1.                 Financial Statements
BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)

Cash and due from banks	$2,672,251	$2,348,304
Federal funds sold and other overnight investments	21,842,033	31,549,900
Investment securities available for sale (AFS) - at fair value	399,353	697,526
Other equity securities	1,785,800	1,117,100
Loans held for sale	15,219,654	1,444,303
Loans, net of unearned fees	215,454,165	216,571,375
Total loans	230,673,819	218,015,678
Less: Allowance for credit losses	(3,202,931)	(3,175,000)
Loans, net	227,470,888	214,840,678
Premises and equipment, net	1,106,069	1,100,220
Accrued interest receivable and other assets	3,057,398	3,151,119

Total Assets	$258,333,792	$254,804,847

LIABILITIES

Non-interest-bearing deposits	$31,672,053	$34,808,624
Interest-bearing deposits	176,836,317	189,340,328
Total deposits	208,508,370	224,148,952

Short-term borrowings	20,227,025	1,545,000
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,468,442	2,268,402

Total Liabilities	238,203,837	235,962,354

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,131,076 and 1,935,369 issued
and outstanding as of June 30, 2007 and December 31, 2006, respectively	21,311	19,354
Additional paid in capital	17,694,575	17,649,678
Retained earnings	2,414,069	1,173,461

Total Stockholders' Equity	20,129,955	18,842,493

Total Liabilities and Stockholders' Equity	$258,333,792	$254,804,847

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six-month periods ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

INTEREST INCOME:
Interest and fees on loans	$5,125,869	$4,738,860	$10,210,677	$8,962,274
Interest on federal funds sold and other overnight investments	184,928	88,074	427,214	150,463
Taxable interest and dividends on investment
securities	33,526	39,688	49,646	61,130
Total interest income	5,344,323	4,866,622	10,687,537	9,173,867

INTEREST EXPENSE:
Interest on deposits	2,101,080	1,705,133	4,130,527	3,139,995
Interest on short-term borrowings	39,523	35,216	60,704	52,936
Interest on subordinated debt	150,109	150,088	298,563	300,077
Total interest expense	2,290,712	1,890,437	4,489,794	3,493,008

Net interest income	3,053,611	2,976,185	6,197,743	5,680,859

Provision for credit losses	-	-	-	-

Net interest income after provision for
credit losses	3,053,611	2,976,185	6,197,743	5,680,859

NON-INTEREST INCOME:
Service charges on deposit accounts	35,470	42,022	72,411	82,761
Gain on sale of mortgage loans	125,043	191,603	260,492	274,859
Other income	20,465	20,590	40,303	36,875
Total non-interest income	180,978	254,215	373,206	394,495

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,375,588	1,347,869	2,872,777	2,578,011
Occupancy expenses	163,263	121,534	320,477	243,942
Furniture and equipment expenses	84,674	80,162	169,911	163,836
Legal and professional fees	76,044	56,506	139,905	92,089
Data processing and other outside services	207,207	183,756	393,863	345,920
Advertising and marketing related expenses	85,925	167,723	211,507	236,357
Other expenses	224,262	155,448	403,414	298,365
Total non-interest expenses	2,216,963	2,112,998	4,511,854	3,958,520

Income before income taxes	1,017,626	1,117,402	2,059,095	2,116,834
Income tax expense	396,000	444,576	818,000	841,933
NET INCOME	$621,626	$672,826	$1,241,095	$1,274,901

Per Share Data:

Net Income (basic) (1)	$.29	$.32	$.58	$.60
Net Income (diluted) (1)	$.28	$.30	$.56	$.58

Weighted Average shares outstanding (basic) (1)	2,130,375	2,122,611	2,129,629	2,120,623
Effect of Dilution – Stock options and Restricted shares (1)	79,866	87,813	80,388	90,538
Weighted Average shares outstanding (diluted) (1)	2,210,241	2,210,424	2,210,017	2,211,161

(1) Adjusted to reflect 1.1 stock split in the form of a dividend.

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six-months ended June 30, 2007 and 2006
(Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2007	$19,354	$17,649,678	$1,173,461	$18,842,493

Stock-based compensation expense	-	31,694	-	31,694

Issuance of Common Stock	22	15,138	-	15,160

1.1 to one stock split in the form of a stock dividend	1,935	(1,935)	-	-

Cash paid in lieu of fractional shares on stock dividend	-	-	(487)	(487)

Net Income	-	-	1,241,095	1,241,095

Balances at June 30, 2007	$21,311	$17,694,575	$2,414,069	$20,129,955

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2006	$19,244	$17,451,201	$(1,256,367)	$16,214,078

Stock-based compensation expense	-	57,532	-	57,532

Issuance of Common Stock	65	48,887	-	48,952

Net Income	-	-	1,274,901	1,274,901

Balances at June 30, 2006	$19,309	$17,557,620	$18,534	$17,595,463

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six-months ended June 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net income	$1,241,095	$1,274,901
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	135,884	110,055
Accretion of investment discounts	(15,567)	(33,302)
Stock-based compensation expense	31,694	57,532
Gain on sale of mortgage loans	(260,492)	(274,859)
Origination of loans held for sale	(77,689,381)	(57,926,124)
Proceeds from sale of loans	64,174,522	69,192,192
Net decrease (increase) in accrued interest receivable and other assets	93,721	(250,800)
Net decrease in accrued expenses and other liabilities	(799,960)	(146,421)

Net cash (used in) provided by operating activities	(13,088,484)	12,003,174

Cash Flows From Investing Activities
Purchases of investment securities – AFS	(1,086,260)	(2,824,724)
Maturities of investment securities – AFS	1,400,000	3,700,000
Purchase of Federal Reserve Bank stock	-	(113,700)
Purchase of Federal Home Loan Bank of Atlanta stock	(668,700)	(167,700)
Loan collections (disbursements) in excess of principal payments	1,145,141	(29,792,552)
Capital expenditures	(141,733)	(389,321)
Net cash provided by (used in) investing activities	648,448	(29,587,997)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(15,640,582)	16,332,512
Net increase in short-term borrowings	18,682,025	2,530,842
Net proceeds from stock issuance	15,160	48,952
Cash dividends paid in lieu of fractional shares	(487)	-
Net cash provided by financing activities	3,056,116	18,912,306

Net (decrease) increase in cash and cash equivalents	(9,383,920)	1,327,483
Cash and cash equivalents at beginning of period	33,898,204	7,493,621

Cash and cash equivalents at end of period	$24,514,284	$8,821,104

Cash paid for:
Interest	$4,520,506	$3,342,323
Income taxes	$1,005,000	$910,392

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2007, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

5.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three and six-month periods ended June 30, 2007 and 2006.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Amounts charged against income, before tax benefit	$15,194	$39,638	$31,694	$57,532

Amount of related income tax benefit recognized in income	$3,221	$883	$8,831	$1,766

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2002:

Dividend yield	-
Expected volatility	20.00%
Risk-free interest rate	4.17%
Expected lives (in years)	8

No stock options have been issued since 2002.

The Bay National Corporation 2007 Stock Incentive Plan (the “Incentive Plan”) was established effective May 22, 2007 and provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code (“incentive stock options”), non-qualified stock options, stock appreciation rights (“SARs”), restricted or unrestricted stock awards, awards of phantom stock, performance awards, other stock-based awards, or any combination of the foregoing (collectively “Awards”).  Awards will be available for grant to officers, employees and directors of the Company and its affiliates, including the Bank, except that non-employee directors will not be eligible to receive awards of incentive stock options.

The Incentive Plan authorizes the issuance of up to 200,000 shares of common stock plus any shares that were available under the Company’s 2001 Stock Option Plan (“Option Plan”) that terminated as of May 22, 2007 and shares subject to options granted under the Option Plan that expire or terminate without having been fully exercised.  The Incentive Plan has a term of ten years, and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant.  As of June 30, 2007, no Awards had been granted under the Incentive Plan.

The unrecognized compensation cost related to unvested stock option awards was $23,518 for the quarter ended June 30, 2007 based upon a weighted average fair value of $2.75.

The following is a summary of changes in outstanding options for the six-month periods ended June 30, 2007 and 2006 (amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a stock dividend):

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2006	154,837	$6.97
Granted	-	-
Cancelled	(1,366)	$6.89
Exercised	(7,103)	$6.89
Balance, June 30, 2006	146,368	$6.98

Balance, January 1, 2007	141,446	$6.98
Granted	-	-
Cancelled	-	-
Exercised	(2,200)	$6.89
Balance, June 30, 2007	139,246	$6.99

Weighted average fair value of options granted during 2002	$2.75

The following table summarizes information about options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	120,750	1	$6.89	119,384	$6.89
$7.61	18,496	2	$7.61	11,310	$7.61
	139,246		$6.99	130,694	$6.95

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2007 was $1,328,872 and $1,237,147, respectively, based upon a closing price of $16.53 per share.

Restricted Stock Units

Pursuant to an employment agreement (“Agreement”) dated June 1, 2006, a grant of 13,200 shares of the Company’s common stock was awarded to a member of senior management.  This Agreement terminated effective July 20, 2007 upon resignation of this member of senior management. The stock grant vested as follows: 25% (3,300 shares) on the first anniversary of the Agreement; 25% (3,300 shares) on the second anniversary of the Agreement; 25% (3,300 shares) on the third anniversary of the Agreement; and 25% (3,300 shares) on the fourth anniversary of the Agreement.  This vesting was subject to the individual being employed under this Agreement at each vesting date.  As such, 3,300 shares had vested under this grant as of June 30, 2007. The Company incurred compensation expense associated with this restricted stock of $9,475 and $23,687 for the three-month and six–month periods ended June 30, 2007, respectively.

The Company has unrecognized compensation cost for unvested restricted stock awards of $170,577 for the six-month period ending June 30, 2007.  As of July 20, 2007, the unvested grants as of June 30, 2007, totaling 9,900 shares, were forfeited.  As such, the Company will no longer recognize compensation cost related to this restricted stock award.

The following table summarizes the changes in outstanding shares under restricted stock grants for the six-month period ended June 30, 2007.  Amounts have been adjusted to reflect a 1.1 to one stock split in the form of a dividend.

	Number of Shares	Value at Issuance Date
Unvested grants at January 1, 2007	13,200	$17.23
Granted	-	-
Vested	(3,300)	17.23
Cancelled	-	-
Unvested grants at June 30, 2007	9,900	$17.23

Item 2.                      Management's Discussion and Analysis

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of June 30, 2007 and December 31, 2006 and for the three-month and six-month periods ended June 30, 2007 and 2006.

Overview

On May 12, 2000, the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

The Bank serves the business communities of North Baltimore and Salisbury, Maryland.

Asset growth was flat for the six-month period ended June 30, 2007, while a slight decrease in earnings was noted over prior year results. Key measurements for the three-month and six-month periods ended June 30, 2007 include the following:

•	Total assets at June 30, 2007 increased to $258.3 million from $254.8 million as of December 31, 2006.

•	Net loans outstanding increased from $214.8 million as of December 31, 2006 to $227.5 million as of June 30, 2007.

•
There was approximately $1.9 million in non-accrual loans as of June 30, 2007. There were no other non-performing assets as of June 30, 2007. The Company continues to maintain appropriate reserves for credit losses.

•	Deposits at June 30, 2007 decreased to $208.5 million from $224.1 million as of December 31, 2006.

•
Net income was $621,626 and $1,241,095 for the three-month and six-month periods ended June 30, 2007, respectively, compared to $672,826 and $1,274,901 for the same periods in 2006. This represents decreases of 7.6% and 2.7% in net income for the three-month and six-month periods ended June 30, 2006.

•
Net interest income, the Company’s main source of income, was $3.1 million and $6.2 million during the three-month and six-month periods ended June 30, 2007, respectively, compared to $3.0 million and $5.7 million for the same periods in 2006. This represents increases of 2.6% and 9.1% for the three-month and six-month periods, respectively.

•
There were no charge-offs for the three-month period ended June 30, 2007. There was a full recovery of a 2006 charge-off of approximately $28,000 during the six-month period ended June 30, 2007. There were no charge-offs or recoveries for the three-month period ended June 30, 2006.

•	Non-interest income decreased by $73,237 and $21,289, or 28.8% and 5.4%, for the three-month and six-month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.

•	Non-interest expenses increased by $103,965 and $553,334, or 4.9% and 14.0%, for the three-month and six-month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.

•	The Company’s common stock closed at $16.53 on June 29, 2007, which represented a 12.5% decline from its closing price of $17.18 on June 30, 2006.

•	The Company declared a 10% stock dividend on June 12, 2007 payable on June 29, 2007 to stockholders of record on June 18, 2007.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

The Company recorded net income of $621,626 and $1,241,095 for the three-month and six-month periods ended June 30, 2007. This compares to net income of $672,826 and $1,274,901 for the same periods in 2006. This is a decrease of $51,200 and $33,806, or 7.6% and 2.7%, for the three-month and six-month periods, respectively. The decrease in year-over-year results is primarily due to a highly competitive market that has made revenue growth difficult as well as an increase in non-interest expenses.

The Bank’s mortgage origination operations, located in Towson and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Towson mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the six-month periods ended June 30, 2007 and 2006, net gains on the sale of mortgage loans totaled $260,492 and $274,859, respectively.

Gains on the sale of mortgage loans have decreased for the six-month period ended June 30, 2007 as compared to the same period in 2006 due to a slowdown in the real estate market in both of the Company’s territories.

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

As of June 30, 2007, the Company held $8.0 million of these loans which were classified as held for sale. The Company earned $203,300 of interest on this program for the six-month period ended June 30, 2007. This compares to $148,421 for the same period in 2006. The increase in interest from this program is due to an increase in average balances from $3.9 million for the six-months ended June 30, 2006 to $5.4 million for the same period in 2007.  The activity in this program declined in 2006 because the originating mortgage company utilized other available funding sources.

Management expects 2007 to be a challenging year for earnings and asset growth as a result of the slowing economy and the Company’s need to continue to invest in personnel to support the long-term growth of the Company. Actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the volatility of volume in the mortgage participations purchasing program, the volatility of mortgage loan production, which is sensitive to economic and interest rate fluctuations and other competitive pressures that arise in a slowing economy.

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

As previously stated, net interest income was $3.1 million and $6.2 million for the three-month and six-month periods ended June 30, 2007, as compared to $3.0 million and $5.7 million for the same periods in 2006. This represents increases of 2.6% and 9.1% for the three-months and six-months ended June 30, 2007, as compared to the same periods in 2006.

Interest income from loans and investments for the three-month and six-month periods ended June 30, 2007 was $5.3 million and $10.7 million, compared to $4.9 million and $9.2 million for the same periods ended June 30, 2006. The 9.8% and 16.5% increases for the three-month and six-month periods, respectively, over the same periods in 2006 were directly related to the 14.4% increase in average interest-earning assets for the six-months ended June 30, 2007 as compared to the same period in 2006.  The increase in interest income was also aided by an increase in average yields due to an increase in the target federal funds rate from 4.25% as of January 1, 2006 to the current target of 5.25%, which has been in effect since June 29, 2006.  The yields on interest earning assets increased from 8.54% for the six-months ended June 30, 2006 to 8.70% for the six-months ended June 30, 2007.

The percentage of average interest-earning assets represented by loans was 90.8% and 93.9% for the six-month periods ended June 30, 2007 and 2006, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the six-month period ended June 30, 2007, the average yield on the loan portfolio increased to 9.16% from 8.89% for the six-month period ended June 30, 2006. This increase is primarily due to the Federal Reserve actions discussed above. The growth of the construction and rehabilitation loan portfolio also contributed to improved yields since these loans often are priced higher than other loans.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 4.22% for the six-month period ended June 30, 2007 as compared to 3.23% for the same period in 2006. This improvement in the average yield was a direct result of the Federal Reserve actions discussed above, as well as an increase in the Company’s holdings of Federal Reserve and Federal Home Loan Bank stocks, which pay dividend yields greater than those earned by the Company’s cash and cash equivalents. The percentage of average interest-earning assets represented by investments was 9.20% and 6.10% for the six-month periods ended June 30, 2007 and 2006, respectively.

Interest expense from deposits and borrowings for the three-month and six-month periods ended June 30, 2007 was $2.3 million and $4.5 million, respectively, compared to $1.9 million and $3.5 million for the comparable periods in 2006. The 21.2% and 28.5% increases for the three-month and six-month periods are the result of a 14.0% increase in average interest-bearing liabilities for the six-month period ended June 30, 2007 as compared to the same period in 2006 as well as an increase in average rates paid. Average rates paid on these liabilities increased from 4.06% for the six-month period ended June 30, 2006 to 4.57% for the six-month period ended June 30, 2007. The increase in rates paid is directly attributable to the Federal Reserve actions discussed above.

As a result of the factors discussed above, net interest margins decreased to 5.05% for the six-month period ended June 30, 2007 from 5.29% for the same period in 2006. Although management has been able to carefully implement deposit rate increases, cost of funds increased at a higher rate than the yield on loans and investments. Management has observed ongoing pressure to increase rates paid on deposits as the market for funds has become more competitive.

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

Six Months Ended June 30, 2007
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$224,881,716	$10,210,677	9.16%
Investment securities	1,764,766	49,646	5.67
Federal funds sold and other overnight investments	21,032,686	427,214	4.10
Total earning assets	247,679,168	10,687,537	8.70%
Less: Allowance for credit losses	(3,193,672)
Cash and due from banks	2,163,443
Premises and equipment, net	1,107,634
Accrued interest receivable and other assets	2,786,320
Total assets	$250,542,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,847,677	1,350,634	3.74%
Regular savings deposits	4,736,391	43,238	1.84
Time deposits	109,461,652	2,736,655	5.04
Short-term borrowings	2,859,097	60,704	4.28
Subordinated debt	8,000,000	298,563	7.53
Total interest-bearing liabilities	197,904,817	4,489,794	4.57%
Net interest income and spread		$6,197,743	4.13%
Non-interest-bearing demand deposits	31,402,065
Accrued expenses and other liabilities	1,661,841
Stockholders’ equity	19,574,170
Total liabilities and stockholders’ equity	$250,542,893

Interest and fee income/earning assets	8.70%
Interest expense/earning assets	3.65
Net interest margin	5.05%

Return on Average Assets (Annualized)	1.00%
Return on Average Equity (Annualized)	12.79%
Average Equity to Average Assets	7.81%

Six Months Ended June 30, 2006
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$203,344,870	$8,962,274	8.89%
Investment securities	2,503,112	61,130	4.93
Federal funds sold and other overnight investments	10,717,297	150,463	2.83
Total earning assets	216,565,279	9,173,867	8.54%
Less: Allowance for credit losses	(3,000,000)
Cash and due from banks	2,024,387
Premises and equipment, net	884,100
Accrued interest receivable and other assets	2,705,908
Total assets	$219,179,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$56,737,445	959,429	3.41%
Regular savings deposits	7,602,962	30,550	.81
Time deposits	98,780,977	2,150,016	4.39
Short-term borrowings	2,401,785	52,936	4.45
Subordinated debt	8,000,000	300,077	7.56
Total interest-bearing liabilities	173,523,169	3,493,008	4.06%
Net interest income and spread		$5,680,859	4.48%
Non-interest-bearing demand deposits	27,438,611
Accrued expenses and other liabilities	1,465,004
Stockholders’ equity	16,752,890
Total liabilities and stockholders’ equity	$219,179,674

Interest and fee income/earning assets	8.54%
Interest expense/earning assets	3.25
Net interest margin	5.29%

Return on Average Assets (Annualized)	1.17%
Return on Average Equity (Annualized)	15.35%
Average Equity to Average Assets	7.64%

Provision for Credit Losses

There was no provision for credit losses for either of the three-month or six-month periods ended June 30, 2007 and 2006. The provision for credit losses is normally reflective of the growth in loan balances outstanding in all segments of the portfolio as well as changes in the relative level of risk in the portfolio. No provisions were necessary for the three-month and six-month periods ended June 30, 2007 and 2006 due to the fact that management previously recognized the inherent volatility in maintaining a residential real estate loan portfolio in its determination of its allowance for credit losses.  For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month and six-month periods ended June 30, 2007, the Company realized non-interest income of $180,978 and $373,206, respectively, as compared to $254,215 and $394,495 for the same periods ended June 30, 2006. Gains on the sale of mortgage loans of $125,043 and $260,492 comprised 69.1% and 69.8% of the total for the three-month and six-month periods ended June 30, 2007, respectively. This compares to gains on the sale of mortgage loans of $191,603 and $274,859, or 75.4% and 69.7%, of total non-interest income for the three-month and six-month periods ended June 30, 2006.

The level of gains on the sale of mortgage loans decreased for the three-month and six-month periods ended June 30, 2007 due to a general decrease in home purchase and refinance activity in the Company’s markets.

Service charges on deposit accounts totaled $35,470 and $72,411 for the three-month and six-month periods ended June 30, 2007, as compared to $42,022 and $82,761 for the same periods in 2006. The decreases of 15.6% and 12.5% are primarily attributable to a decline in the level of overdraft fees charged on transaction accounts. This decline occurred as the average level of overdrawn balances declined by approximately 16.0% for the six-month period ended June 30, 2007 as compared to the same period in 2006. The decline is a result of the Company’s ongoing emphasis of attracting relationships that tend to maintain higher account balances.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month and six-month periods ended June 30, 2007 totaled $2.2 million and $4.5 million, respectively. This compares to non-interest expense for the comparable periods in 2006 of $2.1 million and $4.0 million. The majority of the increases of $103,965 and $553,334, or 4.9% and 14.0%, resulted from period-over-period increases in salaries and benefits and other expenses. The increases in salaries and benefits of $27,719 and $294,766 for the three-month and six-month periods, respectively, related to staffing growth, including the addition of a Senior Business Development Officer in June 2006, as well as staffing growth in residential real estate lending, commercial account portfolio managers and other operational support. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.

Occupancy expenses increased by $41,729 and $76,535 for the three-months and six-months ended June 30, 2007, as compared to the same periods in 2006. The 34.3% and 31.4% increases for the periods were due to scheduled rent increases and the acquisition of new space obtained to facilitate the relocation of the Company’s Towson residential lending operation during the fourth quarter of 2006.

Legal and professional fees increased $19,538 and $47,816, or 34.6% and 51.9%, for the three-months and six-months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase was related to legal fees incurred in connection with the drafting of a Stock Incentive Plan, as well as increased costs associated with drafting the Annual Report and Proxy materials. There was also an increase in internal and external audit and other accounting fees related to Company growth and implementation of provisions of the Sarbanes-Oxley Act of 2002 related to the documentation and testing of internal control over financial reporting.

Data processing and other outside services expense increased $23,451 and $47,943, or 12.8% and 13.9%, for the three-months and six-months ended June 30, 2007 as compared to the same periods in 2006. The increases for the periods are due to the cost of supporting a computer infrastructure at an additional location, the costs associated with enhanced security and preventive maintenance programs and an increase in outsourced data and item processing costs that are a function of the growth of the bank and the number of customer accounts.

Advertising and marketing-related expenses decreased $81,798 and $24,850, or 48.8% and 10.5%, for the three-months and six-months ended June 30, 2007, as compared to the same periods in 2006. A decline in charitable contributions primarily contributed to these decreases.

The $73,326 and $111,124, or 31.1% and 24.0%, increases in all other non-interest expense items for the three-month and six-month periods ended June 30, 2007, relate to a $24,000 and $48,000 increase in director fees for the same periods as well as increases in other various costs associated with the increased size and complexity of the Company. The increase in director fees was designed to attract and retain governance professionals that can capably oversee the strategic direction of the Company.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income, before the loan loss provision, and non-interest income. The Company’s efficiency ratio was 68.5% and 68.7% for the three-month and six-month periods ended June 30, 2007. This compares to 65.4% and 65.2% for the same periods in 2006. The increase in the efficiency ratio from the prior year is a result of management’s decision to continue to invest in personnel to support the long-term growth of the Company.

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

Income Taxes

For the three-month and six-month periods ended June 30, 2007, the Company recorded income tax expense of $396,000 and $818,000, respectively. This compares to $444,576 and $841,933 for the same periods in 2006.  The decrease is primarily a result of a decrease in taxable income for the 2007 periods.

Financial Condition

Composition of the Balance Sheet

As of June 30, 2007 total assets were $258,333,792. This represents an increase of $3,528,945, or 1.4%, since December 31, 2006. The change in total assets includes increases of $323,947 in cash and due from banks, $668,700 in other equity securities, and $12,630,210 in loans net of the allowance for credit losses. These increases were offset by decreases of $9,707,867 in Federal funds sold and other overnight investments, $298,173 in investment securities available for sale, and $87,872 in other non-earning assets.

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

As of June 30, 2007, the Company held $8.0 million of these loans which were classified as held for sale. There were no loans outstanding under this program as of December 31, 2006. This fluctuation in balances is indicative of the mortgage company’s ability to use other funding sources as its volume fluctuates. The remaining increase in loans held for sale resulted from normal fluctuations of loan volume originated by the Company’s Towson and Salisbury mortgage operations.  As of August 7, 2007, the Company sold $5.5 million of loans classified as held for sale that were outstanding as of June 30, 2007.

As of June 30, 2007, loans, excluding loans held for sale, totaled $215,454,165. This represents a decrease of $1,117,210, or 0.5%, from a balance of $216,571,375 as of December 31, 2006 due to significant pay downs and payoffs. A total of approximately $19.4 million in loans, that were outstanding as of December 31, 2006, were paid off during the first six months of 2007. This activity, combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans, offset all of the approximately $23.6 million in new loans funded during that same period. Continued growth was noted in residential construction and rehabilitation lending generated by the Towson residential lending group for the first six months of 2007; however, the Company expects that this growth will be impacted during the remainder of 2007 by continued softening of the real estate markets in both of its territories. The Company continues to seek prudent growth through the identification of new market segments, hiring of experienced commercial lenders, and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

The composition of the loan portfolio as of June 30, 2007 was approximately $91.1 million of commercial loans, $2.6 million of consumer loans, and $121.7 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2006 was approximately $88.5 million of commercial loans, $3.3 million of consumer loans, and $124.8 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $15.2 million and $1.4 million as of June 30, 2007 and December 31, 2006, respectively.

Funds not extended in loans are invested in cash and due from banks and various investments, including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled approximately $26.7 million as of June 30, 2007 compared to approximately $35.7 million as of December 31, 2006.

At June 30, 2007, the Company had federal funds sold and other overnight investments totaling $21,842,033 as compared to $31,549,900 as of December 31, 2006. This decrease is a result of management’s decision to maintain margins by using available liquidity to fund loan growth and allow non-core time deposits to mature. The Company held $607,300 of Federal Reserve Bank stock as of both June 30, 2007 and December 31, 2006. The Company also held Federal Home Loan Bank of Atlanta stock of $1,178,500 and $509,800 as of June 30, 2007 and December 31, 2006, respectively, and United States Treasury bills with a maturity value of $400,000 and $700,000 as of June 30, 2007 and December 31, 2006, respectively. A portion of the Treasury securities were used to collateralize repurchase agreements, which are classified as short-term borrowings under which $300,000 were outstanding as of December 31, 2006. There were no outstanding borrowings under repurchase agreements as of June 30, 2007.  As of June 30, 2007 and December 31, 2006, approximately $281,000 and $334,000, respectively, of Treasury securities were pledged to collateralize uninsured deposits held for a municipal government.  Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

Deposits at June 30, 2007 were $208.5 million, of which approximately $5.4 million, or 2.6%, was related to one customer. Deposits at December 31, 2006 were $224.1 million, of which deposits for this same customer stood at approximately $8.2 million, or 3.7%, of total deposits. The deposits for this customer tends to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.  The decline in total deposits from December 31, 2006 was also primarily attributed to a decrease in national market certificates of deposits, which is discussed in more detail below.

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network.  These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of June 30, 2007, the Company had approximately $3.4 million of CDARS deposits outstanding of which $2.4 million was placed on behalf of customers and $1.0 million was raised by the Company. As of December 31, 2006, the Company had approximately $4.6 million of CDARS deposits outstanding of which $1.6 million were placed on behalf of customers and $3.0 million were raised by the Company.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of June 30, 2007, the Company had outstanding certificates of deposit of approximately $15.8 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). The national market certificates of deposit were issued with an average yield of 5.00% and an average term of 34.0 months. Included in the $15.8 million are national market certificates of deposit totaling $795,000 that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 5.62% and an average term of 21.0 months.  As of December 31, 2006, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $26.6 million. Included in the $26.6 million were national market certificates of deposit totaling $1.4 million that had been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit, CDARS deposits and $2.4 million of the $5.4 million deposits from the large customer described above, stood at $189.3 million as of June 30, 2007, relatively unchanged from the total as of December 31, 2006 of $189.4 million. The Company did not aggressively compete for new deposits during the period ended June 30, 2007, since adequate liquidity was available to fund loan growth. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

As of June 30, 2007, short-term borrowings included borrowings of $4.2 million of borrowings under an Overnight Commercial Paper program and $16.0 million of Federal Home Loan Bank advances that were fully repaid in July 2007. Borrowings under the Overnight Commercial Paper are unsecured and are subordinated to all deposits.

As of December 31, 2006, short-term borrowings included $300,000 of repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of its short-term borrowings. Short-term borrowings as of December 31, 2006 also included $1.2 million of borrowings under the Overnight Commercial Paper program

Subordinated debt consists of $8 million of fixed interest rate trust preferred securities (the “Trust Preferred Securities”), issued through a Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Company formed the Trust on December 12, 2005, and the Trust issued $8 million of trust preferred securities to investors at a fixed interest rate of 7.20%. The preferred securities bear a maturity date of February 23, 2036, but may be redeemed at the Company’s option on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, and require quarterly distributions by the trust to the holder of the trust preferred securities. The securities are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated securities. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

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

The allowance for credit losses as of June 30, 2007 and December 31, 2006 was $3,202,931 and $3,175,000, respectively. The amount equates to 1.39% and 1.46% of outstanding loans, including loans held for sale, as of June 30, 2007 and December 31, 2006, respectively. The decreased percentage as of June 30, 2007 was primarily due to the increase in loans held for sale.  Excluding loans held for sale, the allowance for credit losses equated to 1.49% and 1.47% of outstanding loans as of June 30, 2007 and December 31, 2006, respectively.  This increased percentage reflects the increased level of risk in the residential real estate loan portfolio and a decrease in the level of loans outstanding, excluding loans held for sale.  Bay National Corporation has no exposure to foreign countries or foreign borrowers.

As of June 30, 2007, the Company had non-accrual loans totaling $1,941,124 of which the majority, or $1,936,025, were included in the residential real estate construction loan portfolio. This is a direct result of the slowdown in the real estate market, which has resulted in an increase in loan extensions and delinquencies due to the inability of investors to resell properties as quickly as anticipated.  These nonperforming loans represented 0.84% of total outstanding loans, including loans held for sale, as of June 30, 2007.  As of December 31, 2006, the Company had one non accrual loan with a fully paid principal balance and unpaid fees of approximately $13,000.  Management will continue to closely monitor these loans and the overall level of delinquencies; however, management believes that the allowance for credit losses is adequate for these loans.  Any losses on these loans will be charged off as soon as the amount of loss is determinable.

The Company recovered $27,930 of 2006 charge-offs during the six-month period ended June 30, 2007; there were no charge-offs or recoveries during the same period in 2006.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of June 30, 2007, the Company had $2,672,251 in cash and due from banks, $21,842,033 in federal funds sold and other overnight investments, $399,353 in three-month U.S. Treasury Securities, and $15,219,654 in loans expected to be sold within 60 days. As of December 31, 2006, the Company had $2,348,304 in cash and due from banks, $31,549,900 in federal funds sold and other overnight investments, $697,526 in three-month U.S. Treasury Securities, and $1,444,303 in loans expected to be sold within 60 days.

The increase in the overall level of liquid assets was driven by the $13.8 million growth in loans expected to be sold within 60 days.  Excluding this growth, liquid assets decreased $9.7 million as a result of a deliberate effort by management to tightly manage liquidity by allowing higher cost certificates of deposits to mature in order to better match liquidity with loan growth to maximize net interest margin. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity as would reductions in the level of customer deposits.

The Company has commitments for a total of $9.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $20 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of June 30, 2007. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2007, which are expected to mature or reprice in each of the time periods shown:

				Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$21,842,033	8.58%	$21,842,033	$-	$-	$-
Loans held for sale	15,219,654	5.97%	15,219,654	-	-	-
Loans – Variable rate	107,038,391	42.02%	107,038,391	-	-	-
Loans – Fixed rate	108,415,774	42.57%	26,120,526	35,666,085	41,984,722	4,644,441
Other earning assets	2,185,153	0.86%	399,353	-	-	1,785,800
Total interest-earning assets	$254,701,005	100.00%	$170,619,957	$35,666,085	$41,984,722	$6,430,241

Interest-bearing liabilities
Deposits – Variable rate	$79,946,832	38.99%	$79,946,832	$-	$-	$-
Deposits – Fixed rate	96,889,485	47.25%	42,634,382	31,046,117	23,208,986	-
Short-term borrowings – Variable rate	20,227,025	9.86%	20,227,025	-	-	-
Subordinated debt	8,000,000	3.90%	-	-	-	8,000,000
Total interest-bearing liabilities	$205,063,342	100.00%	$142,808,239	$31,046,117	$23,208,986	$8,000,000

Periodic repricing differences
Periodic gap			$27,811,718	$4,619,968	$18,775,736	$(1,569,759)
Cumulative gap			$27,811,718	$32,431,686	$51,207,422	$49,637,663

Ratio of rate sensitive assets to rate sensitive liabilities			119.48%	114.88%	180.90%	80.38%

The Company has 56.6% of its interest-earning assets and 48.8% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $49,637,663. The majority of this gap is concentrated in items maturing or repricing within one year. This gap is generally reflective of the Company’s emphasis on originating variable rate loans and short-term fixed rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Outstanding loan commitments and lines and letters of credit as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
Loan commitments	$27,015,748	$33,782,891
Unused lines of credit	68,008,311	66,660,250
Letters of credit	2,928,872	2,188,659

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

The decrease in the overall level of loan commitments as of June 30, 2007 as compared to December 31, 2006 is due to a decline in construction lending activity resulting from the overall slow down in real estate activity. The increase in unused lines of credit as of June 30, 2007 as compared to December 31, 2006 is reflective of the overall level of loan growth during the periods.

Capital Resources

The Company had stockholders’ equity at June 30, 2007 of $20,129,955 as compared to $18,842,493 at December 31, 2006. The increase in capital is a result of the positive operating results for the six months ended June 30, 2007. In addition, the Company’s Board of Directors declared a 10% stock dividend on June 12, 2007 payable on June 29, 2007 to stockholders of record on June 18, 2007.  Management believes that the Company has adequate capital to support projected asset growth over the next 12 months.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could have paid dividends to the Company without approval from bank regulatory agencies at June 30, 2007; however, such payments are not currently planned.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of June 30, 2007 and December 31, 2006, respectively:

	June 30, 2007	December 31, 2006
Total deposits	$208,508,370	$224,148,952
National market certificates of deposit (includes CDARS deposits)	(16,830,564)	(29,586,997)
Variable balance accounts (1 customer at June 30, 2007 and December 31, 2006)	(5,369,169)	(8,197,951)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$189,308,637	$189,364,004

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

Item 3.                      Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of June 30, 2007.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward-looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-QSB; the Company’s limited operating history; dependence on key personnel; risks related to the Bank’s choice of loan portfolio; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-KSB for the year ended December 31, 2006. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Submission of Matters to a Vote of Securities Holders.

At the Company’s Annual Meeting of Stockholders held May 22, 2007, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2010 Annual Meeting or until their respective successors are duly elected and qualified:

	Votes Cast
	For	Withheld	Total
William B. Rinnier	1,252,783	3,500	1,256,283
Edwin A. Rommel, III	1,252,783	3,500	1,256,283
Henry H. Stansbury	1,252,783	3,500	1,256,283
Kenneth H. Trout	1,252,783	3,500	1,256,283
Eugene M. Waldron, Jr.	1,252,783	3,500	1,256,283

Names of other directors continuing in office:

Charles E. Bounds
Gary T. Gill
R. Michael Gill
John R. Lerch
Donald G. McClure, Jr.
Hugh W. Mohler
Robert L. Moore
James P. O’Conor
H. Victor Rieger, Jr.
Carl A.J. Wright

At the Company’s Annual Meeting of Stockholders held May 22, 2007, the selection of Stegman & Company to serve as independent registered public accountants to audit the Company’s financial statements for the 2007 fiscal year was ratified by the following vote:

Votes Cast
For	Against	Abstain	Total
1,256,283	0	0	1,256,283

There were no broker non-votes on these matters.

At the Company’s Annual Meeting of Stockholders held May 22, 2007, the proposal to approve the Bay National Corporation 2007 Stock Incentive Plan was approved by the following vote:

Votes Cast
For	Against	Abstain	Broker non-votes	Total
856,637	17,250	11,080	371,316	1,256,283

Item 5.        Other Information.

None

Item 6.        Exhibits.

(a)	Exhibits.

10.15	Separation Agreement and General Release between Bay National Bank and Richard C. Springer

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bay National Corporation

Date: August 14, 2007	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)