Form 10QSB
period 2007-09-30
BAY NATIONAL CORP
filed 2007-11-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 13, 2007, the issuer had 2,137,633 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check One):                                                                                                                     Yes ____No X__

PART I  -            FINANCIAL INFORMATION

Item 1.                 Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)

Cash and due from banks	$15,912,972	$2,348,304
Federal funds sold and other overnight investments	15,295,649	31,549,900
Investment securities available for sale (AFS) - at fair value	399,415	697,526
Other equity securities	1,065,800	1,117,100
Loans held for sale	5,181,748	1,444,303
Loans, net of unearned fees	220,760,600	216,571,375
Total loans	225,942,348	218,015,678
Less: Allowance for credit losses	(3,209,011)	(3,175,000)
Loans, net	222,733,337	214,840,678
Other real estate owned	1,048,012	-
Premises and equipment, net	1,128,633	1,100,220
Accrued interest receivable and other assets	3,290,860	3,151,119

Total Assets	$260,874,678	$254,804,847

LIABILITIES

Non-interest-bearing deposits	$29,254,683	$34,808,624
Interest-bearing deposits	195,814,181	189,340,328
Total deposits	225,068,864	224,148,952

Short-term borrowings	6,002,903	1,545,000
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,351,247	2,268,402

Total Liabilities	240,423,014	235,962,354

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,137,633 and 1,935,369 issued
and outstanding as of September 30, 2007 and December 31, 2006, respectively	21,376	19,354
Additional paid in capital	17,755,073	17,649,678
Retained earnings	2,675,215	1,173,461

Total Stockholders' Equity	20,451,664	18,842,493

Total Liabilities and Stockholders' Equity	$260,874,678	$254,804,847

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine-month periods ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

INTEREST INCOME:
Interest and fees on loans	$4,941,695	$5,090,710	$15,152,372	$14,052,984
Interest on federal funds sold and other overnight investments	184,057	108,350	611,271	258,813
Taxable interest and dividends on investment
securities	12,894	9,990	62,540	71,120
Total interest income	5,138,646	5,209,050	15,826,183	14,382,917

INTEREST EXPENSE:
Interest on deposits	1,978,220	1,935,216	6,108,747	5,075,211
Interest on short-term borrowings	88,671	16,298	149,375	69,234
Interest on subordinated debt	151,764	151,742	450,327	451,819
Total interest expense	2,218,655	2,103,256	6,708,449	5,596,264

Net interest income	2,919,991	3,105,794	9,117,734	8,786,653

Provision for credit losses	350,000	127,931	350,000	127,931

Net interest income after provision for
credit losses	2,569,991	2,977,863	8,767,734	8,658,722

NON-INTEREST INCOME:
Service charges on deposit accounts	38,885	41,597	111,296	124,358
Gain on sale of mortgage loans	91,442	146,664	351,934	421,523
Other income	17,759	18,104	58,062	54,979
Total non-interest income	148,086	206,365	521,292	600,860

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,397,783	1,328,702	4,270,560	3,906,713
Occupancy expenses	163,850	126,428	484,327	370,370
Furniture and equipment expenses	86,905	88,211	256,816	252,047
Legal and professional fees	99,058	91,823	238,963	183,912
Data processing and other outside services	225,875	167,383	619,738	513,303
Advertising and marketing related expenses	111,155	126,693	322,662	363,050
Other expenses	190,305	135,826	593,719	434,191
Total non-interest expenses	2,274,931	2,065,066	6,786,785	6,023,586

Income before income taxes	443,145	1,119,162	2,502,241	3,235,996
Income tax expense	182,000	443,067	1,000,000	1,285,000
NET INCOME	$261,145	$676,095	$1,502,241	$1,950,996

Per Share Data:

Net Income (basic) (1)	$.12	$.32	$.70	$.92
Net Income (diluted) (1)	$.12	$.31	$.68	$.88

Weighted Average shares outstanding (basic) (1)	2,135,688	2,126,694	2,131,671	2,122,669
Effect of Dilution – Stock options and Restricted shares (1)	77,052	85,455	79,433	88,809
Weighted Average shares outstanding (diluted) (1)	2,212,740	2,212,149	2,211,104	2,211,478
(1) Adjusted to reflect 1.1 stock split in the form of a dividend recorded on June 29, 2007.

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine-months ended September 30, 2007 and 2006
(Unaudited)
	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2007	$19,354	$17,649,678	$1,173,461	$18,842,493

Stock-based compensation expense	-	48,504	-	48,504

Issuance of Common Stock	87	58,826	-	58,913

1.1 to one stock split in the form of a stock dividend	1,935	(1,935)	-	-

Cash paid in lieu of fractional shares on stock dividend	-	-	(487)	(487)

Net Income	-	-	1,502,241	1,502,241

Balances at September 30, 2007	$21,376	$17,755,073	$2,675,215	$20,451,664

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2006	$19,244	$17,451,201	$(1,256,367)	$16,214,078

Stock-based compensation expense	-	57,532	-	57,532

Issuance of Common Stock	103	77,653	-	77,756

Net Income	-	-	1,950,996	1,950,996

Balances at September 30, 2006	$19,347	$17,586,386	$694,629	$18,300,362

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine-months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities
Net income	$1,502,241	$1,950,996
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	210,655	180,061
Accretion of investment discounts	(20,282)	(41,850)
Provision for credit losses	350,000	127,931
Stock-based compensation expense	48,504	57,532
Gain on sale of mortgage loans	(351,934)	(421,523)
Origination of loans held for sale	(111,589,665)	(99,249,953)
Proceeds from sale of loans	108,204,154	110,810,594
Net increase in accrued interest receivable and other assets	(139,741)	(448,713)
Net (decrease) increase in accrued expenses and other liabilities	(917,155)	243,156

Net cash (used in) provided by operating activities	(2,703,223)	13,208,231

Cash Flows From Investing Activities
Purchases of investment securities – AFS	(1,481,607)	(4,116,401)
Maturities of investment securities – AFS	1,800,000	5,000,000
Purchase of Federal Reserve Bank stock	-	(154,960)
Redemption (purchase) of Federal Home Loan Bank of Atlanta stock	51,300	(167,700)
Loan disbursements in excess of principal payments	(5,553,226)	(27,940,363)
Capital expenditures	(239,068)	(455,375)
Net cash used in investing activities	(5,422,601)	(27,834,799)

Cash Flows From Financing Activities
Net increase in deposits	919,912	24,219,201
Net increase in short-term borrowings	4,457,903	105,842
Net proceeds from stock issuance	58,913	77,756
Cash dividends paid in lieu of fractional shares	(487)	-
Net cash provided by financing activities	5,436,241	24,402,799

Net (decrease) increase in cash and cash equivalents	(2,689,583)	9,776,231
Cash and cash equivalents at beginning of period	33,898,204	7,493,621

Cash and cash equivalents at end of period	$31,208,621	$17,269,852

Cash paid for:
Interest	$6,886,338	$5,367,026
Income taxes	$1,430,168	$1,361,466

Amount transferred from loans to other real estate owned	$1,048,012	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2007, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

3.      INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in the first quarter of 2007.  The Company utilizes statutory requirements for its income tax accounting and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not.  Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves.

4.      EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options.  There were no shares as of September 30, 2007 and 2006 excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.  All shares and per share data have been adjusted to reflect the 1.1 stock split in the form of a dividend recorded on June 29, 2007.

5.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three and nine-month periods ended September 30, 2007 and 2006.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Amounts charged against income, before tax benefit	$16,810	$-	$48,504	$57,532

Amount of related income tax benefit recognized in income	$5,715	$-	$14,546	$1,766

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

The Incentive Plan authorizes the issuance of up to 200,000 shares of common stock plus any shares that were available under the Company’s 2001 Stock Option Plan (“Option Plan”) that terminated as of May 22, 2007 and shares subject to options granted under the Option Plan that expire or terminate without having been fully exercised.  The Incentive Plan has a term of ten years, and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant.  As of September 30, 2007, nine Awards had been granted under the Incentive Plan.  Five of these Awards included an unrestricted stock grant of 550 shares to five employees in August 2007 based on their 2006 performance.  The Awards vested immediately upon issuance and the closing stock price on the grant date was $15.46.  The remaining four Awards represent restricted stock awards and are discussed in more detail below in the section entitled “Restricted Stock Units.”

The unrecognized compensation cost related to unvested stock option awards was $23,518 for the quarter ended September 30, 2007 based upon a weighted average fair value of $2.75.

The following is a summary of changes in outstanding options for the nine-month periods ended September 30, 2007 and 2006 (amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a stock dividend recorded on June 29, 2007):

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2006	154,837	$6.97
Granted	-	-
Cancelled	(1,366)	$6.89
Exercised	(11,283)	$6.89
Balance, September 30, 2006	142,188	$6.98

Balance, January 1, 2007	141,446	$6.98
Granted	-	-
Cancelled	-	-
Exercised	(2,705)	$6.89
Balance, September 30, 2007	138,741	$6.99

Weighted average fair value of options granted during 2002	$2.75

The following table summarizes information about options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	120,245	1	$6.89	118,879	$6.89
$7.61	18,496	2	$7.61	11,310	$7.61
	138,741		$6.99	130,189	$6.95

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2007 was $1,160,432 and $1,093,256, respectively, based upon a closing price of $15.35 per share.

Restricted Stock Units

Pursuant to an employment agreement (“Agreement”) dated June 1, 2006, a grant of 13,200 shares of the Company’s common stock was awarded to a member of senior management.  This Agreement terminated effective July 20, 2007 upon resignation of this member of senior management. The stock grant vested as follows: 25% (3,300 shares) on the first anniversary of the Agreement; 25% (3,300 shares) on the second anniversary of the Agreement; 25% (3,300 shares) on the third anniversary of the Agreement; and 25% (3,300 shares) on the fourth anniversary of the Agreement.  This vesting was subject to the individual being employed under this Agreement at each vesting date.  As such, 3,300 shares had vested under this grant as of September 30, 2007.

As of July 20, 2007, the unvested grants as of September 30, 2007, totaling 9,900 shares, were forfeited.  As such, the Company will no longer recognize compensation cost related to this restricted stock award.

During the three month period ending September 30, 2007, a grant of 24,000 shares of the Company’s common stock was awarded to four new employees.  Three of these awards vest 20% on each anniversary of the employee’s hiring date over 5 years and the remaining grant vests 25% on each anniversary of the employee’s hiring date over 4 years.

The Company incurred compensation expense of $16,810 and $40,497 associated with restricted stock for the three-month and nine-month periods ending September 30, 2007, respectively.

The following table summarizes the changes in outstanding shares under restricted stock grants for the nine-month period ended September 30, 2007.  Amounts have been adjusted to reflect a 1.1 to one stock split in the form of a dividend recorded on June 29, 2007.

	Number of Shares	Weighted Value at Issuance Date
Unvested grants at January 1, 2007	13,200	$17.23
Granted	24,000	15.91
Vested	(3,300)	17.23
Cancelled	(9,900)	-
Unvested grants at September 30, 2007	24,000	$15.91

Item 2.                      Management's Discussion and Analysis

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of September 30, 2007 and December 31, 2006 and for the three-month and nine-month periods ended September 30, 2007 and 2006.

Overview

On May 12, 2000, the Parent became a bank holding company by purchasing all of the common stock of the Bank. The Bank opened its first office on May 12, 2000 and its second office on May 26, 2000.

The Bank primarily serves the business communities in the Maryland counties of Anne Arundel County, Baltimore County, Wicomico County and Worcester County.

The Company experienced moderate asset growth, while a decrease in earnings was noted over prior year results for the three-month and nine-month periods ended September 30, 2007. Key measurements for the three-month and nine-month periods ended September 30, 2007 include the following:

•	Total assets at September 30, 2007 increased to $260.9 million from $254.8 million as of December 31, 2006.

•	Net loans outstanding increased from $214.8 million as of December 31, 2006 to $222.7 million as of September 30, 2007.

•
There was approximately $3.6 million in non-accrual loans as of September 30, 2007.  In addition, the Company foreclosed on three pieces of residential real estate related to investor owned residential real estate during the quarter. These properties were placed into other real estate owned at estimated net realizable value of approximately $1.05 million.  There were no other non-performing assets as of September 30, 2007. There was one loan, of approximately $70,000, that was considered a nonperforming loan as of September 30, 2006.  The Company continues to maintain appropriate reserves for credit losses.

•	Deposits at September 30, 2007 increased to $225.1 million from $224.1 million as of December 31, 2006.

•
Net income was $261,145 and $1.5 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $676,095 and $1.9 million for the same periods in 2006. This represents decreases of 61.4% and 23.0% in net income for the three-month and nine-month periods ended September 30, 2006.

•
Net interest income, the Company’s main source of income, was $2.9 million and $9.1 million during the three-month and nine-month periods ended September 30, 2007, respectively, compared to $3.1 million and $8.8 million for the same periods in 2006. This represents a decrease of 6.0% for the three-month period and an increase of 3.8% for the nine-month period.

•
The Company added $350,000 to the allowance for credit losses in order to replenish the allowance for third quarter 2007 charge-offs totaling $344,000, the most significant charge-offs the Company had experienced in its more than seven-year history. These charge-offs were primarily a result of weaknesses in the Company’s portfolio of investor-owned residential construction and reconstruction loans resulting from problems in the housing market in the Company’s target markets. There was one charge-off of $37,931 for the three-month and nine-month periods ended September 30, 2006.

•	Non-interest income decreased by $58,279 and $79,568, or 28.2% and 13.2%, for the three-month and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.

•
Non-interest expenses increased by $209,865 and $763,199, or 10.2% and 12.7%, for the three-month and nine-month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.

•	The Company’s common stock closed at $15.35 on September 28, 2007, which represented an 11.1% decline from its closing price of $17.27 on September 30, 2006.

•
During the quarter, the Company added four seasoned commercial bankers and a cash management specialist to lead its expansion into the Baltimore-Washington corridor.  The Company will continue to pursue expansion into other markets; however, this strategy may have a short-term impact on operating results.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

The Company recorded net income of $261,145 and $1.5 million for the three-month and nine-month periods ended September 30, 2007. This compares to net income of $676,095 and $1.9 million for the same periods in 2006. This is a decrease of $414,950 and $448,755, or 61.4% and 23.0%, for the three-month and nine-month periods, respectively. The decrease in year-over-year results is primarily due to a highly competitive market that has made revenue growth difficult, a $350,000 provision for credit losses during the quarter primarily due to the slowdown in the residential real estate market, and an increase in non-interest expenses for the nine-month period that exceeded the increase in net interest income.

The Bank’s mortgage origination operations, located in Towson and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Towson mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the nine-month periods ended September 30, 2007 and 2006, net gains on the sale of mortgage loans totaled $351,934 and $421,523, respectively.

Gains on the sale of mortgage loans have decreased for the nine-month period ended September 30, 2007 as compared to the same period in 2006 due to a slowdown in the real estate market in the Company’s markets.

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

As of September 30, 2007, the Company held $2.8 million of these loans which were classified as held for sale. The Company earned $306,871 of interest on this program for the nine-month period ended September 30, 2007. This compares to $258,683 for the same period in 2006. The increase in interest from this program is due to an increase in average balances from $4.5 million for the nine-months ended September 30, 2006 to $5.3 million for the same period in 2007.

Management expects the remainder of 2007 to continue to be challenging for earnings and asset growth as a result of the slowing economy and the Company’s need to continue to invest in personnel to support its long-term growth.  Management also expects to face this challenge in 2008 if the condition of the economy does not improve.  Actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the volatility of volume in the mortgage participations purchasing program, the volatility of mortgage loan production, which is sensitive to economic and interest rate fluctuations and other competitive pressures that arise in a slowing economy.

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

As previously stated, net interest income was $2.9 million and $9.1 million for the three-month and nine-month periods ended September 30, 2007, as compared to $3.1 million and $8.8 million for the same periods in 2006. This represents a decrease of 6.0% for the three-month period and an increase of 3.8% for the nine-month period ended September 30, 2007, as compared to the same periods in 2006.

Interest income from loans and investments for the three-month and nine-month periods ended September 30, 2007 was $4.9 million and $15.2 million, compared to $5.1 million and $14.1 million for the same periods ended September 30, 2006. The 2.9% decrease for the three-month period over the same period in 2006 was primarily attributed to lost interest from the impact of $3.6 million of non-accrual loans and the decline in residential construction loan originations.  The 7.8% increase for the nine-month period was directly related to the 11.0% increase in average interest-earning assets for the nine months ended September 30, 2007 as compared to the same period in 2006.  The increase in interest income for the nine-month period was primarily aided by an increase in average yields on federal funds sold and overnight investments.  In addition, the target federal funds rate increased from 4.25% as of January 1, 2006 to 4.75% effective September 18, 2007; however, this rate was reduced from 5.25%, which had been the rate in effect since June 29, 2006.  The yields on interest earning assets decreased from 8.67% for the nine-months ended September 30, 2006 to 8.59% for the nine months ended September 30, 2007.

The percentage of average interest-earning assets represented by loans was 91.0% and 93.8% for the nine-month periods ended September 30, 2007 and 2006, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the nine-month period ended September 30, 2007, the average yield on the loan portfolio marginally increased to 9.03% from 9.02% for the nine-month period ended September 30, 2006.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 4.07% for the nine-month period ended September 30, 2007 as compared to 3.23% for the same period in 2006. This improvement in the average yield was a direct result of an increase in the rates paid on these investments for the majority of the 2007 period.  The percentage of average interest-earning assets represented by investments was 9.0% and 6.2% for the nine-month periods ended September 30, 2007 and 2006, respectively.

Interest expense from deposits and borrowings for the three-month and nine-month periods ended September 30, 2007 was $2.2 million and $6.7 million, respectively, compared to $2.1 million and $5.6 million for the same periods in 2006. The 5.5% and 19.9% increases for the three-month and nine-month periods are the result of a 11.0% increase in average interest-bearing liabilities for the nine-month period ended September 30, 2007 as compared to the same period in 2006 as well as an increase in average rates paid. Average rates paid on these liabilities increased from 4.21% for the nine-month period ended September 30, 2006 to 4.55% for the nine-month period ended September 30, 2007. The increase in rates paid is directly attributable to the Federal Reserve actions discussed above.

As a result of the factors discussed above, net interest margins decreased to 4.95% for the nine-month period ended September 30, 2007 from 5.30% for the same period in 2006. Although management has been able to carefully implement deposit rate increases, cost of funds increased at a higher rate than the yield on loans and investments. Management has observed ongoing pressure to pay higher rates on deposits as the market for funds has become more competitive.  In addition, the market is very competitive for loans, which, as is typical, has created downward pressure on loan pricing.

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

Nine Months Ended September 30, 2007
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$224,214,486	$15,152,372	9.03%
Investment securities	1,684,930	62,540	4.96
Federal funds sold and other overnight investments	20,447,334	611,271	4.00
Total earning assets	246,346,750	15,826,183	8.59%
Less: Allowance for credit losses	(3,196,732)
Cash and due from banks	2,510,890
Other real estate owned	11,517
Premises and equipment, net	1,108,267
Accrued interest receivable and other assets	2,824,694
Total assets	$249,605,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$74,909,337	2,058,879	3.67%
Regular savings deposits	4,462,053	69,596	2.08
Time deposits	105,606,487	3,980,272	5.04
Short-term borrowings	4,304,175	149,375	4.64
Subordinated debt	8,000,000	450,327	7.53
Total interest-bearing liabilities	197,282,052	6,708,449	4.55%
Net interest income and spread		$9,117,734	4.04%
Non-interest-bearing demand deposits	30,804,512
Accrued expenses and other liabilities	1,613,505
Stockholders’ equity	19,905,317
Total liabilities and stockholders’ equity	$249,605,386

Interest and fee income/earning assets	8.59%
Interest expense/earning assets	3.64
Net interest margin	4.95%

Return on Average Assets (Annualized)	0.80%
Return on Average Equity (Annualized)	10.09%
Average Equity to Average Assets	7.98%

Nine Months Ended September 30, 2006
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$208,210,918	$14,052,984	9.02%
Investment securities	2,265,407	71,120	4.02
Federal funds sold and other overnight investments	11,405,557	258,813	3.03
Total earning assets	221,881,882	14,382,917	8.67%
Less: Allowance for credit losses	(3,005,441)
Cash and due from banks	2,050,263
Premises and equipment, net	926,898
Accrued interest receivable and other assets	2,731,175
Total assets	$224,584,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$60,199,478	1,602,848	3.56%
Regular savings deposits	6,721,544	48,063.96
Time deposits	100,788,864	3,424,300	4.54
Short-term borrowings	2,055,513	69,234	4.50
Subordinated debt	8,000,000	451,819	7.55
Total interest-bearing liabilities	177,765,399	5,596,264	4.21%
Net interest income and spread		$8,786,653	4.46%
Non-interest-bearing demand deposits	28,095,382
Accrued expenses and other liabilities	1,571,903
Stockholders’ equity	17,152,093
Total liabilities and stockholders’ equity	$224,584,777

Interest and fee income/earning assets	8.67%
Interest expense/earning assets	3.37
Net interest margin	5.30%

Return on Average Assets (Annualized)	1.16%
Return on Average Equity (Annualized)	15.21%
Average Equity to Average Assets	7.64%

Provision for Credit Losses

There was a $350,000 provision for credit losses for the three-month and nine-month periods ended September 30, 2007 compared to a provision of $127,931 for the comparable periods in 2006. The provision for credit losses is normally reflective of the growth in loan balances outstanding in all segments of the portfolio, changes in the relative level of risk in the portfolio and replenishment of the allowance for credit losses after reduction for charge-offs. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, and cash management fees. For the three-month and nine-month periods ended September 30, 2007, the Company realized non-interest income of $148,086 and $521,292, respectively, as compared to $206,365 and $600,860 for the same periods ended September 30, 2006. Gains on the sale of mortgage loans of $91,442 and $351,934 comprised 61.7% and 67.5% of the total for the three-month and nine-month periods ended September 30, 2007, respectively. This compares to gains on the sale of mortgage loans of $146,664 and $421,523, or 71.1% and 70.2%, of total non-interest income for the three-month and nine-month periods ended September 30, 2006.

The level of gains on the sale of mortgage loans decreased for the three-month and nine-month periods ended September 30, 2007 due to a general decrease in home purchase and refinance activity in the Company’s markets.

Service charges on deposit accounts totaled $38,885 and $111,296 for the three-month and nine-month periods ended September 30, 2007, as compared to $41,597 and $124,358 for the same periods in 2006. The decreases of 6.5% and 10.5% are primarily attributable to a decline in the level of overdraft fees charged on transaction accounts. This is a result of the Company’s ongoing emphasis of attracting relationships that tend to maintain higher account balances.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month and nine-month periods ended September 30, 2007 totaled $2.3 million and $6.8 million, respectively. This compares to non-interest expense for the comparable periods in 2006 of $2.1 million and $6.0 million. A substantial portion of the increases of $209,865 and $763,199, or 10.2% and 12.7%, resulted from period-over-period increases in salaries and benefits and other expenses. The increases in salaries and benefits of $69,081 and $363,847 for the three-month and nine-month periods, respectively, related to staffing growth, including the addition of a Senior Business Development Officer in June 2006, as well as staffing growth in residential real estate lending, commercial account portfolio managers and other operational support.  In addition, the Company added four commercial bankers and a cash management specialist during the quarter to lead expansion into the Baltimore-Washington corridor. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.  The Company’s strategy to continue to pursue additional markets may have a short-term impact on operating results.

Occupancy expenses increased by $37,422 and $113,957 for the three-months and nine-months ended September 30, 2007, as compared to the same periods in 2006. The 29.6% and 30.8% increases for the periods were due to scheduled rent increases and the acquisition of new space obtained during the fourth quarter of 2006 for the Company’s Towson residential lending operation.

Legal and professional fees increased $7,235 and $55,051, or 7.9% and 29.9%, for the three-months and nine-months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase was related to legal fees incurred in connection with the drafting of a Stock Incentive Plan, increased costs associated with drafting the Annual Report and Proxy materials, and increased legal fees incurred to help manage loans in the Company’s residential real estate portfolio. There was also an increase in internal and external audit and other accounting fees related to Company growth and implementation of provisions of the Sarbanes-Oxley Act of 2002 related to the documentation and testing of internal control over financial reporting.

Data processing and other outside services expense increased $58,492 and $106,435, or 34.9% and 20.7%, for the three months and nine months ended September 30, 2007 as compared to the same periods in 2006. The increases for the periods are due to the cost of supporting a computer infrastructure at an additional location, the costs associated with enhanced security and preventive maintenance programs and an increase in outsourced data and item processing costs that are a function of the growth of the Bank and the number of customer accounts.

Advertising and marketing-related expenses decreased $15,538 and $40,388, or 12.3% and 11.1%, for the three months and nine months ended September 30, 2007, as compared to the same periods in 2006. A decline in charitable contributions primarily contributed to these decreases.

The $53,173 and $164,297, or 23.7% and 23.9%, increases in all other non-interest expense items for the three-month and nine-month periods ended September 30, 2007, related to a $8,000 and $56,000 increase in director fees for the same periods as well as increases in other various costs associated with the increased size and complexity of the Company. The increase in director fees was designed to attract and retain governance professionals that can capably oversee the strategic direction of the Company.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income, before the loan loss provision, and non-interest income. The Company’s efficiency ratio was 74.1% and 70.4% for the three-month and nine-month periods ended September 30, 2007. This compares to 62.3% and 64.2% for the same periods in 2006. The increase in the efficiency ratio from the prior year is a result of management’s decision to continue to invest in personnel to support the long-term growth of the Company.

Management will continue to focus on leveraging its cost structure to generate profitable growth. The Company will continue to seek opportunities to capitalize on market disruption created by the continued fallout from the consolidations of regional and national banks, most notably, the recent merger of one of the last independent Baltimore-based banks, Mercantile-Safe Deposit and Trust, with Pittsburgh-based PNC. The Company will continue to pursue experienced commercial bankers in order to expand its footprint in thriving markets. This strategy may have a short-term impact on operating results; however, management and the Board of Directors believe it is in the best long-term interests of the Company and its shareholders.

Income Taxes

For the three-month and nine-month periods ended September 30, 2007, the Company recorded income tax expense of $182,000 and $1.0 million, respectively. This compares to $443,067 and $1.3 million for the same periods in 2006.  The decrease is primarily a result of a decrease in taxable income for the 2007 periods.

Financial Condition

Composition of the Balance Sheet

As of September 30, 2007 total assets were $260.9 million. This represents an increase of $6.1 million, or 2.4%, since December 31, 2006. The change in total assets includes increases of $13.6 million in cash and due from banks, $7.9 million in loans net of the allowance for credit losses, $1.0 million in other real estate owned and approximately $168,000 in other non-earning assets. These increases were offset by decreases of $16.3 million in Federal funds sold and other overnight investments, approximately $298,000 in investment securities available for sale and approximately $51,000 in other equity securities.

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

As of September 30, 2007, the Company held $2.8 million of these loans which were classified as held for sale. There were no loans outstanding under this program as of December 31, 2006. This fluctuation in balances is indicative of the mortgage company’s ability to use other funding sources as its volume fluctuates. The remaining increase in loans held for sale resulted from normal fluctuations of loan volume originated by the Company’s Towson and Salisbury mortgage operations.  As of November 7, 2007, the Company sold $4.8 million of loans classified as held for sale that were outstanding as of September 30, 2007.  One loan of approximately $86,000 could not be sold and was transferred to the Company’s portfolio in October 2007.  This loan is current as of November 6, 2007 and the Bank has no reason to believe that it will become a problem.

As of September 30, 2007, loans, excluding loans held for sale, totaled $220.8 million. This represents an increase of $4.2 million, or 1.9%, from a balance of $216.6 million as of December 31, 2006. Loan growth was relatively flat due to significant pay downs and payoffs which offset new loan originations. A total of approximately $44.6 million in loans, that were outstanding as of December 31, 2006, were paid off during the first nine months of 2007. This activity, combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans, offset all of the approximately $44.9 million in new loans funded during that same period.

The composition of the loan portfolio as of September 30, 2007 was approximately $96.0 million of commercial loans, $3.3 million of consumer loans, and $121.5 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2006 was approximately $88.5 million of commercial loans, $3.3 million of consumer loans, and $124.8 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $5.2 million and $1.4 million as of September 30, 2007 and December 31, 2006, respectively.

The Company has begun to experience weakness in its portfolio of investor-owned residential construction and reconstruction loans. The total portfolio as of September 30, 2007 was approximately $32.2 million of which $3.6 million was classified as non-accrual and an additional $3.2 million was 30 days or more past due. Management is proactively and aggressively addressing the problems in this portfolio by reviewing the specific credits more frequently, consulting with legal counsel when necessary, working with borrowers for potential restructure or working with potential investors to facilitate the sale of the property.   In addition, the Company has significantly tightened underwriting standards for these types of loans and is currently originating very little of this business.  Resolving these issues will take time as the residential real estate market works through its downturn and housing inventories return to normal levels, and there can be no assurance that management’s actions will result in decreases in the rate of non-accrual and past due loans.

During the three-month period ending September 30, 2007, the Company foreclosed on three pieces of residential real estate related to investor owned residential real estate. These properties were placed into other real estate owned at estimated net realizable value of approximately $1.05 million. The difference between the related loan balances totaling approximately $1.38 million and the net realizable value was charged off to the allowance for credit losses during the period. Prior to these foreclosures, the Company had no other real estate owned.

Funds not extended in loans are invested in cash and due from banks, other real estate owned and various investments, including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled approximately $33.7 million as of September 30, 2007 compared to approximately $35.7 million as of December 31, 2006.

At September 30, 2007, the Company had cash and due from banks of $15.9 million as compared to $2.3 million as of December 31, 2006. The large balance as of September 30, 2007 was due to the receipt of a large amount of cash, $18.1 million, from one customer at the end of September. These funds were subsequently wired out at the beginning of the following month. As of September 30, 2007, the Company had federal funds sold and other overnight investments totaling $15.3 million as compared to $31.5 million as of December 31, 2006. The decrease is a result of management’s decision to maintain margins by using available liquidity to fund loan growth and allow non-core time deposits to mature. The Company held $607,300 of Federal Reserve Bank stock as of both September 30, 2007 and December 31, 2006. The Company also held Federal Home Loan Bank of Atlanta stock of $458,500 and $509,800 as of September 30, 2007 and December 31, 2006, respectively, and United States Treasury bills with a maturity value of $400,000 and $700,000 as of September 30, 2007 and December 31, 2006, respectively. A portion of the Treasury securities were used to collateralize repurchase agreements, which are classified as short-term borrowings under which $300,000 were outstanding as of December 31, 2006. There were no outstanding borrowings under repurchase agreements as of September 30, 2007.  As of September 30, 2007 and December 31, 2006, approximately $281,000 and $334,000, respectively, of Treasury securities were pledged to collateralize uninsured deposits held for a municipal government.  Management has made a decision to maintain an appropriate level of liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio and to meet the needs of deposit customers.

Deposits at September 30, 2007 were $225.1 million, of which approximately $24.7 million, or 11.0%, was related to two customers. Deposits at December 31, 2006 were $224.1 million, of which deposits for one of the same customers stood at approximately $8.2 million, or 3.7%, of total deposits. The second customer had no balances with the Company as of December 31, 2006. The deposits for these customers tends to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.  The decline in total deposits, after adjustment for these customers, from December 31, 2006 was also primarily attributed to a decrease in national market certificates of deposits, which is discussed in more detail below.

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network.  These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of September 30, 2007, the Company had approximately $5.4 million of CDARS deposits outstanding of which $2.4 million were placed on behalf of customers and $3.0 million was raised by the Company. As of December 31, 2006, the Company had approximately $4.6 million of CDARS deposits outstanding of which $1.6 million were placed on behalf of customers and $3.0 million were raised by the Company.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of September 30, 2007, the Company had outstanding certificates of deposit of approximately $12.5 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). The national market certificates of deposit were issued with an average yield of 5.12% and an average term of 34 months. Included in the $12.5 million are national market certificates of deposit totaling approximately $893,000 that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 5.60% and an average term of 26 months.  As of December 31, 2006, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $26.6 million. Included in the $26.6 million were national market certificates of deposit totaling $1.4 million that had been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit, CDARS deposits and $3.0 million of the $24.7 million deposits from the two large customers described above, stood at $187.9 million as of September 30, 2007, relatively unchanged from the total as of December 31, 2006 of $189.4 million. The Company did not aggressively compete for new deposits during the period ended September 30, 2007, since adequate liquidity was available to fund loan growth. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

As of September 30, 2007, short-term borrowings consisted of $6.0 million borrowed under an Overnight Commercial Paper program. Borrowings under the Overnight Commercial Paper are unsecured and are subordinated to all deposits. While these amounts are not classified as deposits, they do represent customer relationships with commercial enterprises.

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

Subordinated debt consists of $8 million of fixed interest rate trust preferred securities  issued through a Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Company formed the Trust on December 12, 2005, and the Trust issued $8 million of trust preferred securities to investors at a fixed interest rate of 7.20%. The trust preferred securities bear a maturity date of February 23, 2036, but may be redeemed at the Company’s option on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, and require quarterly distributions by the trust to the holder of the trust preferred securities. The securities are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated securities. The trust preferred securities qualify as Tier 1 capital, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.

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

The allowance for credit losses as of September 30, 2007 and December 31, 2006 was $3,209,011 and $3,175,000, respectively. The amount equates to 1.42% and 1.46% of outstanding loans, including loans held for sale, as of September 30, 2007 and December 31, 2006, respectively. Excluding loans held for sale, the allowance for credit losses equated to 1.45% and 1.47% of outstanding loans as of September 30, 2007 and December 31, 2006, respectively.  Although the Company experienced an increase in the level of risk in the residential real estate loan portfolio, this exposure was offset by improvements in the risk profile of the commercial loan portfolio.  In addition, management previously recognized the inherent volatility in maintaining a residential real estate loan portfolio in its determination of its allowance for credit losses.   For these reasons, minor fluctuations were noted in the percentages and overall level of reserves. Bay National Corporation has no exposure to foreign countries or foreign borrowers.

As of September 30, 2007, the Company had non-accrual loans totaling $3.6 million, all of which were included in the investor owned residential real estate construction loan portfolio. This is a direct result of the slowdown in the real estate market, which has resulted in an increase in loan extensions and delinquencies due to the inability of investors to resell properties as quickly as anticipated.  These nonperforming loans represented 1.59% of total outstanding loans, including loans held for sale, as of September 30, 2007.  All of these loans are at least partially collateralized by real estate. As of December 31, 2006, the Company had one non-accrual loan with a fully paid principal balance and unpaid fees of approximately $13,000.  Management will continue to closely monitor these loans and the overall level of delinquencies; however, management believes that the allowance for credit losses is adequate for these loans.  Any losses on these loans will be charged off as soon as the amount of loss is determinable.

The Company recorded $315,989 of net charge-offs during the nine-month period ended September 30, 2007; there were charge-offs of $37,931 during the same period in 2006.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of September 30, 2007, the Company had $15.9 million in cash and due from banks, $15.3 million in federal funds sold and other overnight investments, $399,415 in three-month U.S. Treasury Securities, and $5.2 million in loans expected to be sold within 60 days. As of December 31, 2006, the Company had $2.3 million in cash and due from banks, $31.5 million in federal funds sold and other overnight investments, $697,526 in three-month U.S. Treasury Securities, and $1.4 million in loans expected to be sold within 60 days.

The relative stability in the overall level of liquid assets was the result of a deliberate effort by management to tightly manage liquidity by allowing higher cost certificates of deposits to mature in order to better match liquidity with loan growth to maximize net interest margin. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity as would reductions in the level of customer deposits.

The Company has commitments for a total of $9.0 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $22 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of September 30, 2007. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

         The measurement of the Company’s interest rate sensitivity, or “gap,” is one of the principal techniques used in asset/liability management. The gap is the dollar difference between assets and liabilities subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2007, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$15,295,649	6.30%	$15,295,649	$-	$-	$-
Loans held for sale	5,181,748	2.14	5,181,748	-	-	-
Loans – Variable rate	111,624,355	45.99	111,624,355	-	-	-
Loans – Fixed rate	109,136,245	44.97	33,077,590	30,007,212	40,871,857	5,179,586
Other earning assets	1,465,215.60		399,415	-	-	1,065,800
Total interest-earning assets	$242,703,212	100.00%	165,578,757	30,007,212	40,871,857	6,245,386

Interest-bearing liabilities
Deposits – Variable rate	$101,736,493	48.49%	$101,736,493	$-	$-	$-
Deposits – Fixed rate	94,077,688	44.84	39,320,736	32,483,646	22,273,306	-
Short-term borrowings – Variable rate	6,002,903	2.86	6,002,903	-	-	-
Subordinated debt	8,000,000	3.81	-	-	-	8,000,000
Total interest-bearing liabilities	$209,817,084	100.00%	147,060,132	32,483,646	22,273,306	8,000,000

Periodic repricing differences
Periodic gap			$18,518,625	(2,476,434)	18,598,551	(1,754,614)
Cumulative gap			$18,518,625	16,042,191	34,640,742	32,886,128

Ratio of rate sensitive assets to rate sensitive liabilities			112.59%	92.38%	183.50%	78.07%

The Company has 54.43% of its interest-earning assets and 51.35% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $32.9 million. The majority of this gap is concentrated in items maturing or repricing within five years. This gap is generally reflective of the Company’s effort, over the past 18 months, to better position the balance sheet for a decline in the interest rate environment. This analysis indicates that the Company generally will benefit from increasing market rates of interest, but is well positioned to reprice a majority of its liabilities should rates decline. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Outstanding loan commitments and lines and letters of credit as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
Loan commitments	$29,392,452	$33,782,891
Unused lines of credit	90,531,985	66,660,250
Letters of credit	3,531,451	2,188,659

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

The decrease in the overall level of loan commitments as of September 30, 2007 as compared to December 31, 2006 is due to a decline in construction lending activity resulting from the overall slow down in real estate activity. The increase in unused lines of credit as of September 30, 2007 as compared to December 31, 2006 is reflective of the emphasis on Commercial and Industrial lending during the periods.

Capital Resources

The Company had stockholders’ equity at September 30, 2007 of $20.5 million as compared to $18.8 million at December 31, 2006. The increase in capital is a result of the positive operating results for the nine months ended September 30, 2007. In addition, the Company’s Board of Directors declared a 10% stock dividend on June 12, 2007 payable on June 29, 2007 to stockholders of record on June 18, 2007.  Management believes that the Company has adequate capital to support projected asset growth over the next 12 months.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could have paid dividends to the Company without approval from bank regulatory agencies at September 30, 2007; however, such payments are not currently planned.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of September 30, 2007 and December 31, 2006, respectively:

	September 30, 2007	December 31, 2006
Total deposits	$225,068,864	$224,148,952
National market certificates of deposit (includes CDARS deposits)	(15,496,180)	(29,586,997)
Variable balance accounts (2 customers at September 30, 2007 and 1 customer at December 31, 2006)	(24,663,785)	(8,197,951)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$187,908,899	$189,364,004

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

Item 3.                      Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of September 30, 2007.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding market expansion, hiring intentions, future sources of income, operating results and profitability, liquidity, allowance for credit losses, interest rate sensitivity, market risk and financial and other goals, as well as statements with respect to the future status of our loan portfolio are forward-looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-QSB; the Company’s dependence on key personnel; risks related to the Bank’s choice of loan portfolio; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-KSB for the year ended December 31, 2006. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

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

Bay National Corporation

Date: November 14, 2007	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)