Form 10-K
period 2007-12-31
BAY NATIONAL CORP
filed 2008-03-28
CIK 1089787

United States
 Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period fromto

Commission File Number 000-51765

Bay National Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-2176710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2328 West Joppa Road, Lutherville, Maryland	21093
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 410-494-2580

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes__No  X

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the
Act.    Yes __           No  X

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X      No __

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ____

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes           __           No  X

The aggregate market value of the common equity held by non-affiliates was $25,637,666 as of June 29, 2007, based on a sales price of $16.53 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold on the Nasdaq Stock Market on June 29, 2007.

The number of shares outstanding of the registrant's Common Stock was 2,140,933 as of March 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of Bay National Corporation, to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Description of Business

BUSINESS OF BAY NATIONAL CORPORATION AND BAY NATIONAL BANK

General

Bay National Corporation was incorporated under the laws of the State of Maryland on June 3, 1999, primarily to serve as a bank holding company for a proposed federally chartered commercial bank to be named Bay National Bank.

Bay National Bank commenced operations on May 12, 2000 with its main office in Lutherville, Maryland and a branch office in Salisbury, Maryland.  Subsequently, it has added residential lending offices located in Salisbury, Maryland and Towson, Maryland and, in December 2007, a loan production office located in Columbia, Maryland.  Bay National Bank accepts checking and savings deposits and offers a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

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

Bay National Bank targets its commercial banking services to small and mid-sized businesses and targets its retail banking services to the owners of these businesses and their employees, to business professionals and to high net worth individuals.

Bay National Bank seeks to distinguish itself by

•	Developing personal relationships with its customers.

•	Customizing its products to fit the needs of its customers instead of adopting a "one size fits all" mentality.

•	Streamlining the decision-making process.

•	Offering its customers additional complementary services, such as insurance and investment advice, through relationships with strategic partners.

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

Market Area and Facilities

Bay National Bank’s headquarters and Baltimore branch office are located at 2328 West Joppa Road, Lutherville, Maryland 21093. Bay National Bank serves the Baltimore metropolitan area from that location, with its primary service area being Towson, Lutherville-Timonium, Cockeysville, Hunt Valley, Ruxton and Roland Park.  Bay National Bank’s loan production office at 8820 Columbia 100 Parkway, Columbia, Maryland 21045 primarily serves the Baltimore-Washington corridor.  Bay National Bank’s Salisbury, Maryland branch office is located at 109 Poplar Hill Avenue, Salisbury, Maryland 21801, from which it serves Maryland’s Eastern Shore.

Products and Services

Loan Portfolio.

Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are Bay National Bank's primary loan products, accounting for approximately 65% of the loan portfolio as of December 31, 2007.

Generally, Bay National Bank is subject to a lending limit to any one borrower of 15% of Bay National Bank’s unimpaired capital and surplus.  However, management is able to originate loans and to participate with other lenders with respect to loans that exceed Bay National Bank's lending limits.

The following is a description of the types of loans that Bay National Bank has targeted in building its loan portfolio:

•
Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing.  Asset-based lending and accounts receivable financing are also available. As of December 31, 2007, these loans represented approximately 43% of Bay National Bank’s loan portfolio. In general, Bay National Bank targets small and mid-sized businesses in its market area with credit needs in the range of up to $5 million.

•	Commercial real estate loans, including mortgage loans on non-residential properties, and land development and construction loan financing, primarily for owner-occupied premises as well as first and second mortgage loans on commercially owned residential investment properties. As of December 31, 2007, these loans represented approximately 22% of Bay National Bank’s loan portfolio.

•
Mortgage loans and residential construction loans secured by residential property, including first and second mortgage loans on owner occupied and investment properties (1 to 4 family and multi-family) owned by individuals, and home equity loans secured by single-family owner-occupied residences. As of December 31, 2007, these loans represented approximately 33% of Bay National Bank’s loan portfolio. Like its consumer loans, Bay National Bank’s residential real estate loans are targeted to business owners and their employees, business professionals and high net worth individuals.

•
Consumer loans including automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2007, these loans represented approximately 2% of Bay National Bank’s loan portfolio. Bay National Bank’s consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

Prior to 2007, Bay National Bank originated some of its Eastern Shore residential mortgage loans through BNB Mortgage, LLC, a Maryland limited liability company, which is a joint venture between Bay National Bank and an Ocean City, Maryland real estate agent.  Bay National Bank was responsible for all of the operations of BNB Mortgage, LLC. Bay National Bank’s share of net income from this entity amounted to $2,682 for the year ended December 31, 2006. All loans originated by BNB Mortgage, LLC were immediately sold to Bay National Bank. These loans were then sold to third party investors in the same fashion as other conventional first and second residential mortgage loans originated by Bay National Bank.  While recently this joint venture has not been active due to current market conditions, it is still operational and could potentially be a source for origination of loans in the future should real estate market conditions in the area improve.

Bay National Bank’s conventional first and second residential mortgage loans adhere to standards developed by FNMA/FHLMC.  Bay National Bank sells most of its first and second residential mortgage loans in the secondary market. Therefore, management sells those loans that have a lower degree of risk, and a lower yield, relative to the other types of loans that Bay National Bank makes. Since these loans are typically sold, Bay National Bank offers these loans as well as certain residential construction loans to a broader array of individuals than its home equity loans and other consumer loan products. As of December 31, 2007, mortgage loans held for sale totaled $11.6 million.

Deposits.

Bay National Bank offers a wide range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.

Other Banking and Financial Services.

Bay National Bank offers cash management services such as sweep accounts, repurchase agreements, commercial paper investments, account reconciliation, lockbox services and wire transfers of funds to its commercial customers. Additionally, Bay National Bank makes available telephone banking, ATM/debit cards, safe keeping boxes, after-hours deposit services, travelers checks, direct deposit of payroll and automatic drafts for various accounts. These services are provided either directly by Bay National Bank or through correspondent banking relationships.  Bay National Bank does not have its own network of ATM machines. In general, Bay National Bank waives fees on a predetermined number of ATM transactions per month, thereby allowing its customers to use almost any ATM machine.

In addition, Bay National Bank's customers are able to access information about their accounts and view information about Bay National Bank's services and products on Bay National Bank's website, which is located at http://www.baynational.com. Bay National Bank’s website also permits customers to make transfers of funds among accounts, pay bills, order checks and send e-mail to Bay National Bank personnel.

Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank.  As of December 31, 2007, Bay National Bank had not entered in to any such fee arrangements. When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

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

Many of Bay National Bank’s competitors can finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and offer services, which Bay National Bank cannot offer or chooses not to offer. Also, larger institutions have substantially higher lending limits than Bay National Bank. Some of Bay National Bank’s competitors have other advantages, such as tax exemption in the case of credit unions, and less stringent regulation in the case of mortgage companies and finance companies.

Employees

As of March 25, 2008, Bay National Bank employed seventy-two individuals.  Forty people operate from Bay National Bank’s headquarters and banking office in Lutherville, Maryland, ten people operate from the Towson, Maryland residential lending office, nine people operate from the Columbia, Maryland loan production office, nine people operate from the Salisbury, Maryland banking office and four people operate from the Salisbury, Maryland residential lending office. Bay National Corporation has no employees.

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

The Federal Reserve Board must approve, among other things, the acquisition by a bank holding company of control of more than 5% of the voting shares, or substantially all the assets, of any bank or bank holding company or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Reigle-Neil Act”), the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, Bay National Corporation may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

Unless it chooses to become a financial holding company, as further described below, a bank holding company is prohibited from acquiring control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking, or managing or controlling banks or furnishing services for its authorized subsidiaries.  There are limited exceptions.  A bank holding company may, for example, engage in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be "properly incident thereto." In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include servicing loans, performing certain data processing services, acting as a fiduciary, investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

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

Pursuant to authority granted under the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies.  In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

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

As a bank holding company with consolidated assets of more than $150 million, Bay National Corporation also is subject to certain risk-based capital guidelines imposed on bank holding companies by the Federal Reserve Board to ensure the holding company’s capital adequacy.  See "Item 1. Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines" below for details.

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

Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such a transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Act. Furthermore, under the Riegle-Neal Act, interstate acquisitions of branches are permitted if the law of the state in which the branch is located permits such acquisitions. The Riegle-Neal Act also authorizes the OCC and FDIC to approve interstate branching de novo by national and non-member banks, respectively, but only in states which specifically allow for such branching.

The District of Columbia, Maryland, Delaware and Pennsylvania have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

Gramm-Leach-Bliley Act.  The GLBA altered substantially the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.  The GLBA also provides protections against the transfer and use by financial institutions of consumers’ nonpublic personal information.  A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

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

National banks and bank holding companies are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk-weighted assets (a "Total

Risk-Based Capital Ratio") of 8%. At least half of this amount (4%) should be in the form of Tier 1 capital. These requirements apply to Bay National Bank and Bay National Corporation.

Tier 1 capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment in accordance with Statement of Financial Accounting Standards No. 115. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock which is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for credit losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the OCC and the FDIC have established a minimum 3% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated national banks, with an additional cushion of at least 100 to 200 basis points for all other national banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4% or 5% or more. Under the applicable regulations, highest-rated banks and bank holding companies are those that the OCC and the FDIC determine are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A national bank or bank holding company that has less than the minimum Leverage Capital Ratio requirement must submit, to the applicable regulator for review and approval, a reasonable plan describing the means and timing by which the bank will achieve its minimum Leverage Capital Ratio requirement. A national bank or bank holding company which fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order.

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

Prompt Corrective Action.  Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.  Bay National Bank is "well capitalized" as of December 31, 2007.

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

Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject, in certain cases, to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. Significantly undercapitalized and critically undercapitalized institutions are subject to these and additional mandatory and permissive supervisory actions.

A critically undercapitalized institution will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the four calendar quarters after the date it becomes critically undercapitalized must be placed in receivership.  The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension.  In general, good cause is defined as capital that has been raised and is immediately available for infusion into the bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.

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

Deposit Insurance.  The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Assessment rates for BIF insured deposits currently range from 5 basis points to 43 basis points. Bay National Bank was assigned to a capital and supervisory subcategory that had an annual assessment rate ranging from 5 to 7 basis points.  The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve a designated reserve ratio for BIF deposits. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of Bay National Bank.

Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Transactions with Affiliates and Insiders.  Bay National Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Bank, which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The law and regulation limit the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of Bay National Bank and also limits the aggregate amount of transactions with all affiliates to 20% of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in the regulation.

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

Liquidity. Bay National Bank is subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, as of October 31, 2007, amounts in transaction accounts above $9.3 million and up to $43.9 million must have reserves held against them in the ratio of 3 percent of the amount.  Amounts above $43.9 million require reserves of $1.038 million plus 10 percent of the amount in excess of $43.9 million.  Bay National Bank is in compliance with the applicable liquidity requirements.

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

USA PATRIOT Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.

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

Check 21. The Check Clearing for the 21st Century Act, also known as “Check 21,”  gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

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

Consumer Credit Reporting.  The Fair and Accurate Credit Transactions Act amended the federal Fair Credit Reporting Act.  These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) include, among other things:

•
requirements for financial institutions to develop policies and procedures to identify relevant patterns, practices, and specific forms of activity that are “red flags” signaling potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

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

Federal Deposit Insurance Reform.  The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), among other things, changed the Federal deposit insurance system by:

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

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this annual report including under the captions “Business of Bay National Corporation and Bay National Bank,” and “Management’s Discussion And Analysis Of Financial

Condition And Results Of Operations” include forward-looking statements.  These forward-looking statements include statements regarding, among other things, the Company’s expectations with respect to  profitability, liquidity, earnings and asset growth, allowance for credit losses, interest rate sensitivity, market risk, hiring intentions, increasing non-interest income, competing for large certificates of deposit and expansion, financial and other goals.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty.  Bay National Corporation’s actual results and the actual outcome of Bay National Corporation’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements.  All forward-looking statements speak only as of the date of this filing, and Bay National Corporation undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Item 1A.  Risk Factors

You should carefully consider the following risks, along with the other information contained in this annual report.  The risks and uncertainties described below are not the only ones that may affect Bay National Corporation.  Additional risks and uncertainties may also adversely affect our business and operations including those discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. If any of the following events actually occur, our business and financial results could be materially adversely affected.

Bay National Corporation and Bay National Bank depend heavily on one key employee, Mr. Hugh W. Mohler, and business would suffer if something were to happen to Mr. Mohler.   Mr. Mohler is the Chairman, President and Chief Executive Officer of Bay National Bank. If he were to leave for any reason, Bay National Corporation’s and Bay National Bank’s business would suffer because he has banking experience and relationships with clients and potential clients that would not be easy to replace. In addition, because Bay National Bank’s business is relationship-driven, the loss of an employee who has primary contact with one or more of Bay National Bank’s clients could cause Bay National Bank to lose those clients' business, possibly resulting in a decline in revenues.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.  We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of collateral for the repayment of many of our loans.  In determining the amount of the allowance for credit losses, we review and evaluate, among other things, our loans and our loss and delinquency experience and current economic conditions.  If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

We are particularly susceptible to this risk because we have experienced significant growth in our residential real estate loan portfolio over the past few years.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our residential real estate loan portfolio is not significantly seasoned and there has been a downturn in the residential real estate market, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned or if the condition of the residential real estate market does not improve.  If delinquencies and defaults continue to increase, we may be required to further increase our provision for credit losses.

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

Bay National Bank’s lending strategy involves risks resulting from the choice of loan portfolio.  Bay National Bank's loan strategy emphasizes commercial business loans and commercial real estate loans. At December 31, 2007, such loans accounted for approximately 65% of the loan portfolio. Commercial business and commercial real estate loans generally carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

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

Because we currently serve limited market areas, we could be more adversely affected by an economic downturn in our market areas than our larger competitors who are more geographically diverse.   Currently, our primary market area is limited to the Baltimore metropolitan area, the Baltimore-Washington corridor and Maryland’s Eastern Shore.  If either of these areas suffer an economic downturn, our business and financial condition may be severely affected.  Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market areas.

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

Item 1B.  Unresolved Staff Comments

Not applicable as the Company is not an accelerated filer or large accelerated filer.

Item 2.  Properties

Baltimore

Our Baltimore branch and administrative offices are located at 2328 West Joppa Road, Lutherville, Maryland 21093.  Currently, we lease space in the basement (1,429 square feet), the first floor (4,067 square feet) and the third floor (6,206 square feet) of this building.  The basement space is currently used for training and storage purposes of which approximately 400 square feet is sublet, 1,712 square feet of the first floor space is currently used for administrative office space, 2,355 square feet of the first floor space is used for the Lutherville branch office and the third floor space is used for Bay National Corporation and Bay National Bank’s administrative offices.  The current lease expires on February 28, 2010, and we have the right to extend the lease for one five-year term to February 28, 2015.

As of December 31, 2007, Bay National Corporation was paying rent of $359,746 per year, or $29,979 per month for all of the leased space in the building.  For the March 2008 to February 2009 lease year, Bay National Corporation will pay annual rent of $370,539, or $30,878 per month.  For each lease year thereafter, including any lease years during any renewal term, the yearly base rent will increase by 3%.  The rent includes Bay National Corporation’s share of taxes and building operating costs.

The Landlord, Joppa Green II Limited Partnership, LLLP, is beneficially owned by the MacKenzie Companies.  Gary T. Gill, who has been a director of Bay National Corporation and Bay National Bank since January 2003, is the president and chief executive officer of the MacKenzie Companies.  See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

Towson

Bay National Bank began leasing 4,317 square feet of space on the first floor of a building located at 1122 Kenilworth Drive, Towson, Maryland 21204 for its Baltimore residential mortgage operation on October 1, 2006. Pursuant to the lease agreement, the Bank agreed to an initial lease term of five years and two months, terminating on November 30, 2011. The Bank was also provided the right to renew the lease for one additional five-year term.  As part of this agreement, the aggregate rent due under the lease is $8,708 monthly from December 2007 through November 2008.  For each lease year thereafter, including any lease years during any renewal term, the yearly base rent will increase by 3%.

Columbia

On October 3, 2007, Bay National Bank agreed to lease 3,181 square feet of space on the third floor of a building located at 8820 Columbia 100 Parkway, Suite 301, Columbia, Maryland 21045.  This space is currently used for its Baltimore-Washington corridor loan production office.  Pursuant to the lease agreement, the Bank agreed to an initial lease term of five years.  The Bank was also provided the right to renew the lease for two additional five-year terms.  As part of this agreement, the aggregate rent due under the lease is $6,720 monthly from commencement for a term of 12 months.  For each lease year thereafter, including any lease years during any renewal term, the yearly base rent will increase by 3%.

Salisbury

Bay National Bank's Salisbury, Maryland branch office is located at 109 Poplar Hill Avenue, Salisbury Maryland 21801 in a two-story building containing approximately 2,500 square feet of office space.  The current lease terminates on August 31, 2009, and we have the right to extend the lease for two additional five-year terms. During the current lease term, Bay National Corporation is paying monthly rent of approximately $2,292, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell. This property is owned by John R. Lerch, who has been a director of Bay National Corporation and Bay

National Bank since their formation.  See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

Bay National Bank's Salisbury, Maryland mortgage division office is located at 318 East Main Street, Salisbury Maryland 21801. The leased space consists of two office suites totaling approximately 420 square feet.  The original lease for this space expired on December 31, 2004 and Bay National Corporation currently rents the space on a month-to-month basis at a cost of $700 per month. The landlord is responsible for all real estate taxes and utilities.  The Company had leased an additional 200 square feet in this building from January 1, 2005 through November 2005 at an additional cost of $300 per month.

Item 3.  Legal Proceedings

The Company is party to legal actions that are routine and incidental to our business.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position. There are no proceedings known to Bay National Corporation to be contemplated by any governmental authority.  There are no material proceedings known to Bay National Corporation, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Bay National Corporation is a party adverse to Bay National Corporation or Bay National Bank or has a material interest adverse to Bay National Corporation or Bay National Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2007 to a vote of security holders of Bay National Corporation.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 25, 2008, the number of holders of record of Bay National Corporation’s common stock was approximately 353. Bay National Corporation’s common stock is currently traded on the NASDAQ Capital Market under the symbol "BAYN."

Bay National Corporation completed an initial public offering (“IPO”) of its common stock on April 30, 2000. Stock prices subsequent to the IPO are based upon limited trading on the Over the Counter Bulletin Board (“OTCBB”) prior to May 15, 2006 and on the NASDAQ Capital Market subsequent to that date. The following table reflects the high and low sales information for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.  Amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a stock dividend recorded on June 29, 2007.

	2007 Sales Price Range		2006 Bid or Sales Price Range
Quarter	Low	High	Low	High
1st	$15.50	$17.55	$16.27	$20.91
2nd	14.77	16.83	16.27	17.73
3rd	14.50	16.75	16.82	17.77
4th	9.70	18.00	16.84	18.67

Bay National Corporation declared a 10% stock dividend in April 2007 payable on June 29, 2007 to stockholders of record on June 18, 2007.  Management anticipates that Bay National Corporation will retain all earnings, if any, in order to provide more funds to operate and expand Bay National Corporation’s business and, therefore, Bay National Corporation has no plans to pay any cash dividends at least until its profitability exceeds the level necessary to support capital growth in excess of regulatory capital needs.  If Bay National Corporation decides to pay dividends in the future, its ability to do so will depend on the ability of Bay National Bank to pay dividends to Bay National Corporation. In addition, management would consider a number of other factors before deciding to pay dividends, including Bay National Corporation’s earnings prospects, financial condition and cash needs.

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

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2007, 2006, 2005, 2004 and 2003
(dollars in thousands, except per share data)

	2007	2006	2005	2004	2003
Total assets	$256,536	$254,805	$209,966	$170,763	$122,328
Cash and due from banks	2,314	2,348	1,461	1,403	573
Federal funds sold and other overnight investments	4,859	31,550	6,033	16,709	17,487
Investment securities available for sale	400	698	1,540	1,544	1,548
Federal Reserve Bank stock	607	607	452	313	313
Federal Home Loan Bank stock	1,108	510	342	243	168
Loans, net	235,956	214,841	196,590	149,217	101,049
Deposits	201,981	224,149	182,573	153,927	108,531
Short-term borrowings	25,372	1,545	1,444	1,381	1,222
Note payable	-	-	-	1,250	-
Subordinated debt	8,000	8,000	8,000	-	-
Stockholders’ equity	19,921	18,842	16,214	13,419	12,067

Common shares outstanding*	2,137,633	2,128,867	2,116,841	2,109,442	2,048,608
Book value per share	$9.32	$8.85	$7.66	$6.36	$5.89
Ratio of interest earning assets to interest bearing liabilities	121.35%	126.40%	126.38%	124.95%	127.61%
Stockholders’ equity as a percentage of assets	7.77%	7.39%	7.72%	7.86%	9.86%

SELECTED FINANCIAL RATIOS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005, 2004 and 2003

Weighted average yield/rate on:	2007	2006	2005	2004	2003
Loans and loans held for sale	8.79%	9.12%	7.46%	5.89%	5.98%
Investments and interest bearing cash balances	3.90%	3.79%	2.27%	1.11%	.80%
Deposits and borrowings	4.45%	4.31%	2.96%	2.17%	2.26%
Net interest spread	3.95%	4.40%	4.12%	3.14%	2.81%
Net interest margin	4.82%	5.27%	4.74%	3.60%	3.29%

SELECTED OPERATIONAL DATA
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005, 2004 and 2003
(dollars in thousands, except per share data)

	2007	2006	2005	2004	2003
Interest income	$20,588	$19,781	$12,983	$7,624	$5,520
Interest expense	8,765	7,823	4,294	2,464	1,937
Net interest income	11,823	11,958	8,689	5,160	3,583
Provision for credit losses	2,126	203	1,179	560	415
Net interest income after provision for credit losses	9,697	11,755	7,510	4,600	3,168
Non-interest income	725	777	750	539	626
Non-interest expenses	8,993	8,424	6,171	4,337	3,786
Income before income taxes	1,429	4,108	2,089	802	8
Income tax (expense) benefit	(492)	(1,678)	655	-	-
Net income	$937	$2,430	$2,744	$802	$8

PER COMMON SHARE
Basic net income per share*	$.44	$1.14	$1.30	$.39	$.00
Diluted net income per share*	$.42	$1.09	$1.24	$.37	$.00
Average shares outstanding (Basic)*	2,133,174	2,131,882	2,114,809	2,065,693	1,826,357
Average shares outstanding (Diluted)*	2,210,151	2,219.989	2,202,417	2,130,333	1,851,170
*All periods have been adjusted to reflect a 1.1 to 1 stock split in the form of a 10% dividend recorded on June 29, 2007.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of Bay National Corporation’s financial condition and results of operations should be read in conjunction with Bay National Corporation’s consolidated financial statements, the notes thereto and the other information included in this annual report.

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Parent") and its national bank subsidiary, Bay National Bank ("Bank"), (collectively the  "Company"), as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2007.

 General

The Parent was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of the Bank. The Bank commenced operations on May 12, 2000.

The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company’s primary market areas are in the Baltimore Metropolitan area, Baltimore-Washington corridor and on Maryland’s Eastern Shore, although the Company’s business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit with an emphasis on meeting the borrowing needs of small businesses. The Company’s target customers are small and mid-sized businesses, business owners, professionals and high net worth individuals.

Overview

The Company’s growth moderated in 2007 and operating results declined due to deterioration of the economic environment and industry-wide problems in residential real estate lending. As such, management continues to emphasize prudent asset/liability management and it has significantly tightened its underwriting standards for residential real estate loans.  Key measurements for the year ended December 31, 2007 include the following:

•	Total assets at December 31, 2007 increased by 0.7% to $256.5 million as compared to $254.8 million as of December 31, 2006.

•	Net loans outstanding increased by 9.8% from $ 214.8 million as of December 31, 2006 to $235.9 million as of December 31, 2007.

•
There was approximately $9.4 million in non-accrual loans as of December 31, 2007.  In addition, the Company foreclosed on three pieces of investor-owned residential real estate during the third quarter of 2007. These properties were placed into other real estate owned at estimated net realizable value of approximately $1.06 million.  There were no other non-performing assets as of December 31, 2007.

•	Deposits at December 31, 2007 were $202.0 million, a decrease of $22.2 million or 9.9% from December 31, 2006.

•
The Company realized net income of $937,369 for the year ended December 31, 2007. This compares to net income of $2.4 million and $2.7 million for the years ended December 31, 2006 and 2005, respectively. Included in the results of the year ended December 31, 2007 was income tax expense of $491,395 compared to $1.7 million recorded in 2006. Net income for the year ended December 31, 2005 included an income tax benefit of $655,000.

•
Net interest income, the Company’s main source of income, was $11.8 million for the year ended December 31, 2007 compared to $12.0 million and $8.7 million for the years ended December 31, 2006 and 2005, respectively. This represents a decrease of 1.1% over 2006 and an increase of 36.1% over 2005.

•
Net loan charge-offs were $300,680 for the year ended December 31, 2007. The Company added $1.8 million to the allowance for credit losses during the fourth quarter of 2007 primarily due to weaknesses in its portfolio of investor-owned residential construction and reconstruction loans resulting from problems in the housing market in its target markets.  Net loan charge-offs were $27,931 for the year ended December 31, 2006 and there were no charge-offs for the year ended December 31, 2005.

•
Non-interest income for the year ended December 31, 2007 decreased by $52,536, or 6.8%, as compared to the year ended December 31, 2006 and by $25,796, or 3.4%, as compared to the year ended December 31, 2005.

•	Non-interest expense increased by $568,802, or 6.8%, and $2.8 million, or 45.7%, for the year ended December 31, 2007, as compared to the years ended December 31, 2006 and 2005, respectively.

•	The market price of our common stock ended the year at $9.75, down 44.1% from the closing price of $17.45 on December 31, 2006.

•
During the third and fourth quarter of 2007, the Company added four seasoned commercial bankers, a cash management specialist and a commercial account manager to lead its expansion into the Baltimore-Washington corridor.  The Company will continue to pursue expansion into this and other markets; however, this strategy may have a short-term impact on operating results.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

OVERVIEW

The Company recorded net income of $937,369 for the year ended December 31, 2007. This compares to $2.4 million reported for the year ended December 31, 2006, a decrease of $1.5 million.  The Company reported net income of $2.7 million for the year ended December 31, 2005. The decrease in year-over-year results is primarily due to a highly competitive market that has made revenue growth difficult, a $1.8 million provision for credit losses during the fourth quarter of 2007 primarily due to the slowdown in the residential real estate market, and an increase in non-interest expenses.

Bay National Bank’s mortgage origination operations, located in Towson and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans and construction and rehabilitation loans. Bay National Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Towson mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2005. For the years ended December 31, 2007, 2006 and 2005, gains on the sale of mortgage loans totaled $450,184, $573,387 and $512,047, respectively.  Gains on the sale of mortgage loans decreased for the year ended December 31, 2007 as compared to the same period in 2006 due to a slowdown in the real estate markets in the Company’s primary market areas.

 The level of gains on the sale of mortgage loans increased in 2006 as compared to 2005 due to the addition of the Towson origination operation, which focuses on construction and rehabilitation loans that will be modified to permanent financing upon completion of the project. The permanent financing is then sold in the secondary market.

In 2004, the Company introduced a new loan program for conventional first lien and second lien residential mortgage loans. Under this program, the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans which a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. During this holding period, the Company earns interest on these loans at a rate indexed to the prime rate.

The primary risk to the Company from this program is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. As of December 31, 2007, the Company had $8.2 million of loans outstanding under this program, which are classified as held for sale. The Company earned $416,851 of interest on this program during 2007, $264,299 during 2006 and $751,803 during 2005. The activity in this program declined significantly in 2006 as the originating mortgage company utilized other available funding sources.

Earnings and asset growth were a challenge in 2007 as a result of the slowing economy and the Company’s need to continue to invest in personnel to support its long-term growth.  Management also expects to face this challenge in 2008.  Actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the volatility of volume in the mortgage participations purchasing program, the volatility of mortgage loan production, which is sensitive to economic and interest rate fluctuations and other competitive pressures that arise in a slowing economy.

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

Interest income from loans and investments for the year ended December 31, 2007 was $20.6 million    compared to $19.8 million and $13.0 million for the years ended December 31, 2006 and 2005, respectively. The 4.1% increase over 2006, and the 58.6% increase over 2005, is directly related to the 7.9% increase in average interest earning assets from 2006 and the 33.6% increase in average interest earning assets from 2005. The change in interest income was also impacted by changes in average yields due to a rising interest rate environment in 2006 and 2005 and a declining interest rate environment in 2007. The yields on these assets rose from 7.08% for the year ended December 31, 2005 to 8.71% for the year ended December 31, 2006 and declined to 8.40% for the year ended December 31, 2007.

The percentage of average interest-earning assets represented by loans was 92.0%, 92.3% and 92.5% for the years ended December 31, 2007, 2006, and 2005, respectively. For the year ended December 31, 2007, the average yield on the loan portfolio was 8.79%, as compared to 9.12% for the year ended December 31, 2006 and 7.46% for the year ended December 31, 2005. Loan yields declined from 2006 primarily due to three reductions in the target federal funds rate during 2007, from 5.25% effective June 29, 2006 to 4.25% at December 11, 2007.  Loan yields increased from 2005 to 2006 primarily as a result of twelve 0.25% increases in the target federal funds rate, from 2.25% at December 14, 2004 to 5.25% effective June 29, 2006. As can be seen by the yields discussed above, these fluctuations had a significant impact on the Company’s operating results. The timing and amount of the impact on loan yields of changes to the federal funds rates varies from period to period as a result of differences in the mix of fixed rate loans to variable rate loans at any point in time.

The average yield on the investment portfolio and other earning assets such as federal funds sold was 3.90% for the year ended December 31, 2007 as compared to 3.79% and 2.27% for the years ended December 31, 2006 and 2005, respectively. The fluctuations in the average yields were a direct result of the Federal Reserve actions discussed above as well as an increase in the holdings of Federal Reserve and Federal Home Loan Bank of Atlanta stocks, which pay dividend yields greater than the prevailing federal funds rate. The percentage of average interest-earning assets represented by investments was 8.0%, 7.7% and 7.5% for the years ended December 31, 2007, 2006 and 2005, respectively.

Interest expense from deposits and borrowings for the year ended December 31, 2007 was $8.8 million compared to $7.8 million and $4.3 million for the years ended December 31, 2006 and 2005, respectively. The 12.0% increase over 2006 and the 104.1% increase over 2005 are directly related to the 8.5% increase in average interest-bearing liabilities from 2006 and the 35.7% increase in average interest-bearing liabilities from 2005. Interest expense was also impacted by changes in average rates paid due to Federal Reserve actions discussed above. The average rates paid on these liabilities changed from 2.96% for the year ended December 31, 2005 to 4.31% for the year ended December 31, 2006 to 4.45% for the year ended December 31, 2007.  During the fourth quarter of 2007, management observed ongoing pressure to pay higher rates on deposits as the market for funds has become more competitive.  In addition, the market is very competitive for loans, which, as is typical, has created downward pressure on loan pricing.

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

No tax equivalent adjustments were made and no interest income was exempt from federal income taxes.  All average balances are daily average balances.  The average balances of non-accrual loans are included in the average loan balances for the periods indicated.  The amortization of loan fees is included in computing interest income; however, such fees are not material.

Year Ended December 31, 2007
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$225,627,420	$19,823,408	8.79%
Investment securities	1,659,751	93,630	5.64
Federal funds sold and other overnight investments	17,924,113	670,971	3.74
Total Earning Assets	245,211,284	20,588,009	8.40%
Less: Allowance for credit losses	(3,221,583)
Cash and due from banks	2,467,696
Other real estate owned, net	273,588
Premises and equipment, net	1,122,160
Investment in bank owned life insurance	1,044,092
Accrued interest receivable and other assets	2,904,620
Total Assets	$249,801,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$75,969,362	2,670,374	3.52%
Regular savings deposits	3,858,771	75,207	1.95
Time deposits	103,139,490	5,163,572	5.01
Short-term borrowings	5,997,193	253,956	4.23
Subordinated debt	8,000,000	602,096	7.53
Total interest-bearing liabilities	196,964,816	8,765,205	4.45%
Net interest income and spread		$11,822,804	3.95%
Non-interest-bearing demand deposits	31,164,810
Accrued expenses and other liabilities	1,576,342
Stockholders’ equity	20,095,889
Total Liabilities and Stockholders’ Equity	$249,801,857

Interest and fee income/earning assets	8.40%
Interest expense/earning assets	3.58
Net interest margin	4.82%

Return on Average Assets	.38%
Return on Average Equity	4.66%
Average Equity to Average Assets	8.04%

Year Ended December 31, 2006
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$209,637,043	$19,117,244	9.12%
Investment securities	2,151,124	105,625	4.91
Federal funds sold and other overnight investments	15,366,594	557,970	3.63
Total Earning Assets	227,154,761	19,780,839	8.71%
Less: Allowance for credit losses	(3,029,070)
Cash and due from banks	2,089,474
Premises and equipment, net	952,629
Accrued interest receivable and other assets	2,761,444
Total Assets	$229,929,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$61,312,209	2,208,830	3.60%
Regular savings deposits	6,327,802	67,402	1.07
Time deposits	103,935,678	4,856,379	4.67
Short-term borrowings	1,935,743	86,522	4.47
Subordinated debt	8,000,000	603,567	7.55
Total interest-bearing liabilities	181,511,432	7,822,700	4.31%
Net interest income and spread		$11,958,139	4.40%
Non-interest-bearing demand deposits	29,145,397
Accrued expenses and other liabilities	1,701,423
Stockholders’ equity	17,570,986
Total Liabilities and Stockholders’ Equity	$229,929,238

Interest and fee income/earning assets	8.71%
Interest expense/earning assets	3.44
Net interest margin	5.27%

Return on Average Assets	1.06%
Return on Average Equity	13.83%
Average Equity to Average Assets	7.64%

Year Ended December 31, 2005
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$169,811,066	$12,671,707	7.46%
Investment securities	2,343,007	86,267	3.68
Federal funds sold and other overnight investments	11,340,021	224,732	1.98
Total Earning Assets	183,494,094	12,982,706	7.08%
Less: Allowance for credit losses	(2,064,604)
Cash and due from banks	1,328,632
Premises and equipment, net	708,549
Accrued interest receivable and other assets	900,832
Total Assets	$184,367,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$56,170,562	1,064,126	1.89%
Regular savings deposits	5,643,798	36,572	.65
Time deposits	77,785,133	2,957,821	3.80
Short-term borrowings	3,630,729	115,810	3.19
Note payable	1,426,027	91,709	6.43
Subordinated debt	438,356	28,108	7.20
Total interest-bearing liabilities	145,094,605	4,294,146	2.96%
Net interest income and spread		$8,688,560	4.12%
Non-interest-bearing demand deposits	24,032,958
Accrued expenses and other liabilities	884,689
Stockholders’ equity	14,354,981
Total Liabilities and Stockholders’ Equity	$184,367,233

Interest and fee income/earning assets	7.08%
Interest expense/earning assets	2.34
Net interest margin	4.74%

Return on Average Assets	1.49%
Return on Average Equity	19.12%
Average Equity to Average Assets	7.79%

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

	Year ended December 31,
	2007 vs. 2006 Due to variances in
	Total	Rates	Volumes	Rate/ Volume
Interest income on:
Loans and loans held for sale	$706,164	$(698,735)	$1,458,196	$(53,297)
Investment securities	(11,995)	15,724	(24,127)	(3,592)
Federal funds sold and other overnight investments	113,001	17,263	92,865	2,873
Total interest income	807,170	(665,748)	1,526,934	(54,016)

Interest expense on:
Interest-bearing demand deposits	461,544	(53,665)	528,038	(12,829)
Regular savings deposits	7,805	55,926	(26,299)	(21,822)
Time deposits	307,193	347,054	(37,202)	(2,659)
Short-term borrowings	167,434	(4,552)	181,535	(9,549)
Subordinated debt	(1,471)	(1,471)	-	-
Total interest expense	942,505	343,292	646,072	(46,859)

Net interest income	$(135,335)	$(1,009,040)	$880,862	$(7,157)

	Year ended December 31,
	2006 vs. 2005 Due to variances in
	Total	Rates	Volumes	Rate/ Volume
Interest income on:
Loans and loans held for sale	$6,445,537	$2,813,722	$2,971,909	$659,906
Investment securities	19,358	28,780	(7,065)	(2,357)
Federal funds sold and other overnight investments	333,238	187,031	79,797	66,410
Total interest income	6,798,133	3,029,533	3,044,641	723,959

Interest expense on:
Interest-bearing demand deposits	1,144,704	959,471	97,406	87,827
Regular savings deposits	30,830	23,544	4,433	2,853
Time deposits	1,898,558	676,678	994,388	227,492
Short-term borrowings	(29,288)	46,473	(54,065)	(21,696)
Note payable	(91,709)	(91,709)	(91,709)	91,709
Subordinated Debt	575,459	4,964	484,863	85,632
Total interest expense	3,528,554	1,619,421	1,435,316	473,817

Net interest income	$3,269,579	$1,410,112	$1,609,325	$250,142

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $2.1 million for the year ended December 31, 2007, as compared to $202,931 for the year ended December 31, 2006, and $1.2 million for the year ended December 31, 2005. The provision in 2007 was higher than the same period in the prior year due to an increase in the level of risk in the Company’s residential real estate portfolio resulting from a slowdown in the real estate market in the Company’s markets.  This slowdown resulted in an increase in loan extensions and delinquencies due to the inability of investors to resell properties as quickly as anticipated.  More specifically, the Company experienced weaknesses in its portfolio of investor-owned residential construction and reconstruction loans, which totaled approximately $27.5 million of which $9.4 million was classified as non-accrual as of December 31, 2007.  In addition, the Company foreclosed on three pieces of investor-owned residential real estate during the third quarter of 2007.  For additional information on nonperforming loans, see the Management Discussion and Analysis section entitled “Nonperforming Loans and Other Delinquent Assets.”

Management is aggressively addressing the problems in this portfolio; however, resolving these issues will take time as the residential real estate market works through its downturn and housing inventories return to normal levels.  As such, there can be no assurance that management’s actions will result in decreases in the rate of non-accrual and past due loans.

The provision for 2005 was higher than 2006 due to the fact that an additional $500,000 provision was established in the fourth quarter of 2005 as a result of the downgrading of one credit. For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

NON-INTEREST INCOME

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges and cash management fees. For the year ended December 31, 2007, the Company realized non-interest income in the amount of $724,797 as compared to $777,333 and $750,593 for the years ended December 31, 2006 and 2005, respectively.

Gains on the sale of mortgage loans of $450,184 represented 62.1% of non-interest income for the year ended December 31, 2007.  This compares to gains on the sale of mortgage loans of $573,387, or 73.8%, of total non-interest income for the year ended December 31, 2006 and $512,047, or 68.2%, of total non-interest income for the year ended December 31, 2005. The decrease for the year ended December 31, 2007 as compared to the prior year was due to a general decline in home purchase and refinance activity in the Company’s markets.  The level of gains on the sale of mortgage loans increased from 2005 to 2006 because the Company added additional residential construction and mortgage capabilities with the opening of the Towson mortgage operation in February 2005. This was achieved through the hiring of a team of eight individuals, including originators, processors and servicers who have extensive experience in the industry and the Company’s market area.

Service charges on deposit accounts totaled $153,813 for the year ended December 31, 2007, as compared to $148,042 and $188,276 for the years ended December 31, 2006 and 2005, respectively. This represents an increase of 3.9% over 2006 and a decrease of 18.3% compared to 2005. The increase over 2006 was primarily due to an increase in the level of analysis fees charged on transaction accounts. The decrease from 2005 can be primarily attributed to a decline in the level of overdraft fees charged on transaction accounts.

Other income totaled $120,800 for the year ended December 31, 2007 as compared to $55,904 and $50,270 for the years ended December 31, 2006 and 2005, respectively.  These represent increases of 116.1% and 140.3% over 2006 and 2005, respectively.  These increases were primarily driven by the Company’s investment in bank owned life insurance (“BOLI”) which was purchased during the fourth quarter of 2007.  The initial investment totaled $5.0 million and the Company recognized income of $41,662 related to increases in this investment during the year ended December 31, 2007.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

NON-INTEREST EXPENSE

The components of non-interest expense were as follows:

	Years Ended December 31,
	2007	2006	2005
Salaries and employee benefits	$5,460,772	$5,431,989	$3,627,630
Occupancy expenses	653,227	506,323	420,866
Furniture and equipment expenses	351,599	342,261	304,132
Legal and professional fees	285,434	245,412	154,476
Data processing and other outside services	870,404	701,422	655,726
Advertising and marketing related expenses	486,204	512,709	445,482
Other expenses	885,517	684,239	562,645
Total non-interest expenses	$8,993,157	$8,424,355	$6,170,957

2007 compared to 2006

Non-interest expense for the year ended December 31, 2007 totaled $9.0 million compared to $8.4 million for the year ended December 31, 2006. The increase of $568,802, or 6.8%, was primarily due to increases in other expenses, data processing and other outside services and occupancy expenses.

Salaries and employee benefit expenses represented 60.7% and 64.5% of non-interest expenses for the years ended December 31, 2007 and 2006, respectively.  Salaries and benefits marginally increased by $28,783 or 0.5%.  The Bank experienced staffing growth during 2007 in commercial account portfolio managers, commercial lenders and other operations support.  In addition, the Company added four commercial bankers, a cash management specialist and a commercial account manager during the second half of the year to lead expansion into the Baltimore-Washington corridor.  These additions were made to continue to expand its market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.  The Company’s strategy to continue to pursue additional markets may have a short-term impact on operating results.  The increased expense related to this staffing growth was offset by a decrease in accrued bonuses based on the Company’s financial performance and a decrease in commissions based on the industry-wide slow down in residential real estate lending.

Occupancy expenses increased by $146,904, or 29.0%, due in part to scheduled rent increases, the acquisition of new space obtained during the fourth quarter of 2006 for the Company’s Towson residential lending operation and assumption of first floor space that had previously been sublet at the Bank’s Baltimore location.

Legal and professional fees increased $40,022, or 16.3%, during 2007.  The increase was related to legal fees incurred in connection with the drafting of a Stock Incentive Plan, increased costs associated with drafting the Annual Report and Proxy materials, and increased legal fees incurred to help manage and workout loans in the Company’s residential real estate portfolio. There was also an increase in internal and external audit and other accounting fees related to Company growth and implementation of provisions of the Sarbanes-Oxley Act of 2002 related to the documentation and testing of internal control over financial reporting.

The $168,982, or 24.1%, increase in data processing and other outside services resulted from increased costs paid during 2007 for the cost of supporting a computer infrastructure at an additional location, the costs associated with enhanced security and preventive maintenance programs and an increase in outsourced data and item processing costs that are a function of the growth of the Bank and the number of customer accounts.

The $9,338, or 2.7%, increase in furniture and equipment expenses during 2007 is related to increased costs associated with expanded staffing and facilities. Advertising and marketing related expenses decreased $26,505 or 5.2%, which was related to a decline in charitable contributions offset by increased advertising for the Towson residential lending and Howard County loan production offices.  The increase of $201,278, or 29.4%, in all other expenses relates to various costs associated with the increased size and complexity of the Company and a provision for other real estate owned losses of $111,700 recorded during the fourth quarter of 2007.  In addition, the Company experienced an increase of $108,978 in FDIC insurance expense as the FDIC revised its fee structure.

The banking industry utilizes the “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before the loan loss provision and non-interest income. The Company’s efficiency ratio was 71.7% for the year ended December 31, 2007 compared to 66.1% for the year ending December 31, 2006. The increase in the efficiency ratio from the prior year is a result of management’s decision to continue to invest in personnel to support the long-term growth of the Company.

Approximately 73% of the occupancy costs in 2007 were paid to directors of Bay National Corporation or entities controlled by directors of Bay National Corporation.  Management believes that the terms of these leases are at least as favorable as could be obtained from independent third parties.  However, management has not conducted a recent market analysis to confirm this. For a discussion of the terms of the leases with these persons, see “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

2006 compared to 2005

Non-interest expense for the year ended December 31, 2006 totaled $8.4 million compared to $6.2 million for the year ended December 31, 2005. The increase of $2.2 million, or 36.5%, was primarily due to increases in salaries and employee benefit expenses, which represented 64.5% and 58.8% of non-interest expenses for the years ended December 31, 2006 and 2005, respectively.

Salaries and benefits increased by $1.8 million, or 49.7%, which was related to staffing growth, including the addition of a Senior Credit Officer in January 2006 and a Senior Business Development Officer in June 2006, as well as staffing growth in residential real estate lending, private banking, commercial account portfolio managers and other operational support. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume. Occupancy expenses increased by $85,457, or 20.3%, due in part to scheduled rent increases and increased rental expenses associated with new space obtained to accommodate a larger Baltimore banking office and the Towson mortgage operation.

Legal and professional fees increased $90,936, or 58.9%, resulting from legal fees incurred in connection with the drafting of executive employment agreements and legal assistance with the development of a commercial paper program, as well as an increase in internal and external audit fees related to Company growth and management’s desire to more frequently assess more complex functions such as information technology controls and residential lending compliance.

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

INCOME TAXES

For the year ended December 31, 2007, the Company recorded income tax expense of $491,395 compared to $1,678,358 recorded for the year ended December 31, 2006.  The decrease is primarily a result of a decrease in taxable income for the 2007 period.

For financial reporting purposes, taxable income for the year ended December 31, 2005 was offset by the Company’s net operating loss carryforwards available in that year. The 2005 liability was offset by the recognition of a deferred tax asset of $1,083,000, resulting in the net tax benefit of $655,000 for the year ended December 31, 2005.

At December 31, 2007, the Company continues to have approximately $2.3 million of Maryland net operating loss carryforwards (a possible net tax benefit of $192,000) for the unconsolidated state tax return for Bay National Corporation.  Unless Bay National Corporation generates income from its own operations (i.e., unrelated to Bay National Bank), these operating loss carryforwards will expire in 2019 and 2021.

Financial Condition

COMPOSITION OF THE BALANCE SHEET

Total assets of the Company were $256.5 million as of December 31, 2007, compared to total assets of $254.8 million as of December 31, 2006. This represents marginal growth of approximately $1.7 million, or 0.68%, since December 31, 2006.  Deposits at December 31, 2007 were $202.0 million as compared to deposits of $224.1 million at December 31, 2006. The decline in deposits was primarily attributed to an $18.4 million decrease in interest-bearing deposits which was offset by a $3.1 million increase in national market certificates of deposit.  As of December 31, 2007, loans including loans held for sale (net of a $5.0 million allowance for credit losses), totaled $235.9 million.  This represents an increase of $21.1 million, or 9.8%, from December 31, 2006. This growth is a result of expansion into the Baltimore-Washington corridor and an increase in activity under the program where the Company purchases 100% participations in mortgage loans originated by a mortgage company in the Baltimore metropolitan area.  A total of approximately $56.8 million in loans that were outstanding as of December 31, 2006 were paid off during 2007. This activity, combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans, offset most of the approximately $58.6 million in new loans, excluding loans held for sale, funded during that same period.  During 2007, the Company funded approximately $162 million in mortgage loans held for sale of which approximately $152 million were subsequently sold in the secondary market.

The composition of the loan portfolio as of December 31, 2007 was approximately $102.7 million of commercial loans (excluding real estate loans), $4.1 million of consumer loans and $122.6 million of real estate loans excluding $11.6 million of mortgage loans held for sale. The composition of the loan portfolio as of December 31, 2006 was approximately $88.5 million of commercial loans (excluding real estate loans), $3.3 million of consumer loans and $124.8 million of real estate loans excluding $1.4 million of mortgage loans held for sale. The overall growth in the loan portfolio and specifically the increased concentration in commercial loans are a direct result of the expansion into the Baltimore-Washington corridor as well as the marketing efforts of bank employees, members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

The Company has experienced weakness in its portfolio of investor-owned residential construction and reconstruction loans. This total portfolio as of December 31, 2007 was approximately $27.5 million of which $9.4 million was classified as non-accrual. Management is proactively and aggressively addressing the problems in this portfolio by reviewing the specific credits more frequently, consulting with legal counsel when necessary, working with borrowers for potential restructure or working with potential investors to facilitate the sale of the property.  In addition, the Company has significantly tightened underwriting standards for these types of loans and is currently originating very little of this business.  Resolving these issues will take time as the residential real estate market works through its downturn and housing inventories return to normal levels, and there can be no assurance that management’s actions will result in decreases in the rate of non-accrual and past due loans.

During the third quarter of 2007, the Company foreclosed on three pieces of investor-owned residential real estate. These properties were placed into other real estate owned at estimated net realizable value of approximately $1.05 million. The difference between the related loan balances totaling approximately $1.38 million and the net realizable value was charged off to the allowance for credit losses during that period. Prior to these foreclosures, the Company had no other real estate owned.  Based on review of estimates of current market values for these properties, the Company recorded a provision of $111,700 in December 2007.

The Company will continue to emphasize prudent growth through the hiring of experienced commercial lenders and the development and use of referral sources including accountants, lawyers and existing customers, as well as members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

Funds not extended in loans are held in cash and due from banks, and various investments including federal funds sold and other overnight investments, United States Treasury securities, Federal Reserve Bank stock and Federal Home Loan Bank stock. These investments totaled $9.3 million as of December 31, 2007 compared to $35.7 million as of December 31, 2006. Other than the investments in Federal Reserve Bank stock and Federal Home Loan Bank stock, totaling $1.7 million and $1.1 million at December 31, 2007 and 2006, respectively, all investments have maturities of 90 days or less. The Treasury securities are used to collateralize municipal deposits and repurchase agreements which are classified as short-term borrowings under which $300,000 was outstanding as of December 31, 2006. There were no outstanding repurchase agreements as of December 31, 2007.  Management has made a decision to maintain liquidity in the investment portfolio in order to ensure that funds are readily available to fund the growth of the loan portfolio or to fund the maturity of higher cost national time deposits.

Total capital at December 31, 2007 was $19.9 million as compared to $18.8 million at December 31, 2006. The increase in capital is primarily a result of the positive operating results for the year ended December 31, 2007.

COMPOSITION OF LOAN PORTFOLIO

Because yields on loans typically exceed the yields on investments, the Company’s business strategy is to continue to increase the overall level of loans, as well as maintain a relatively high percentage of loans to total earning assets.  Increasing loans and loans as a percentage of total earning assets will maximize the net interest margin.  As of December 31, 2007 and 2006, loans represented 97.2% and 86.73% of total earning assets, respectively.

The following table sets forth the composition of the principal balances of the Company’s loan portfolio as of December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

	2007	2006	2005	2004	2003
Real Estate – Home Equity Line of Credit	$18,585,641	$19,963,116	$21,067,964	$24,548,506	$16,078,166
Real Estate – Construction	67,775,883	76,889,997	47,933,768	12,968,251	8,101,017
Real Estate – Mortgage	36,210,905	27,903,399	34,542,931	27,854,130	13,687,709
Loans Held for Sale	11,601,070	1,444,303	17,509,064	9,613,162	923,825
Commercial	102,728,342	88,491,722	75,626,825	73,836,994	61,868,002
Consumer	4,054,400	3,323,141	2,909,409	2,205,556	1,657,081
Total Loans	$240,956,241	$218,015,678	$199,589,961	$151,026,599	$102,315,800

The following table sets forth the percentages of loans in each category for the Company’s loan portfolio as of December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

	2007	2006	2005	2004	2003
Real Estate – Home Equity Line of Credit	7.71%	9.16%	10.55%	16.25%	15.71%
Real Estate – Construction	28.13	35.27	24.02	8.59	7.92
Real Estate – Mortgage	15.03	12.80	17.31	18.44	13.38
Loans Held for Sale	4.82	0.66	8.77	6.37	.90
Commercial	42.63	40.59	37.89	48.89	60.47
Consumer	1.68	1.52	1.46	1.46	1.62
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table sets forth the maturity distribution for the Company’s loan portfolio at December 31, 2007. Some of the loans may be renewed or repaid prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years
Real Estate – Home Equity Line of Credit	$18,585,641	$-	$-	$-
Real Estate – Construction	67,216,437	323,799	235,647	-
Real Estate – Mortgage	17,708,242	7,225,520	7,658,945	3,618,198
Loans Held for Sale	11,601,070	-	-	-
Commercial	70,193,949	17,065,667	11,568,208	3,900,518
Consumer	3,745,142	169,892	116,173	23,193
Total	$189,050,481	$24,784,878	$19,578,973	$7,541,909

Fixed interest rate	$60,003,268	$24,784,878	$19,578,973	$7,541,909
Variable interest rate	117,446,143	-	-	-
Loans Held for Sale	11,601,070	-	-	-
Total	$189,050,481	$24,784,878	$19,578,973	$7,541,909

The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable rate loans, which are reported in the period of repricing.

The Company’s loan portfolio composition as of December 31, 2007 reflects a 53.6% concentration in variable rate loans. Loans held for sale represented 4.8% of the Company’s loan portfolio. Fixed rate loans totaled $111.9 million, or 46.4%, of the Company’s loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. Loans held for sale are expected to be sold in three months or less and as a result are not materially impacted by interest rate fluctuations. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and, if rates were to fall, the interest earned would decline. See “Liquidity and Interest Rate Sensitivity.”

The officers and directors of the Company, including their related companies, had outstanding loans from the Bank of $13.5 million at December 31, 2007 and $11.2 million at December 31, 2006. All loans made to officers and directors, including their related companies, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

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

Management uses a loan grading system where all loans are graded based on management’s evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for potential losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors.

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

The allowance for credit losses as of December 31, 2007 and December 31, 2006 was $5.0 million and $3.2 million, respectively. The amount equates to 2.18% and 1.47% of outstanding loans, including loans held for sale, as of December 31, 2007 and 2006, respectively. The increased percentage was due to a provision of $1.8 million recorded in the fourth quarter of 2007 from weaknesses in the Company’s portfolio of investor-owned residential construction and reconstruction loans.  This is a direct result of weaknesses in the housing markets in its target markets.  Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The following table represents an analysis of the activity in the allowance for credit losses for the periods presented:

	2007	2006	2005	2004	2003
Balance at beginning of year	$3,175,000	$3,000,000	$1,810,000	$1,266,500	$851,500
Provision for credit losses	2,125,680	202,931	1,178,866	559,596	415,000
Loan charge-offs
Commercial	-	(37,931)	-	(15,222)	-
Real Estate – Construction	(343,919)	-	-	-	-
Consumer	-	-	-	(2,134)	-
Loan recoveries
Commercial	27,931	10,000	11,134	1,260	-
Real Estate – Construction	15,308	-	-	-	-
Net recoveries (charge-offs)	(300,680)	(27,931)	11,134	(16,096)	-
Balance at end of year	$5,000,000	$3,175,000	$3,000,000	$1,810,000	$1,266,500

The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above for the periods presented:

	Amount
	2007	2006	2005	2004	2003
Real Estate – Home Equity Line of Credit	$92,935	$100,811	$106,986	$122,918	$80,370
Real Estate – Construction	3,435,204	1,482,349	469,580	150,346	86,252
Real Estate – Mortgage	186,545	177,116	214,601	179,798	133,109
Loans Held for Sale	58,005	7,222	87,545	48,066	-
Commercial	1,206,946	1,281,491	2,046,219	1,279,472	954,623
Consumer	19,562	16,693	10,275	11,032	10,324
Unallocated	803	109,318	64,794	18,368	1,822
Total Allowance	$5,000,000	$3,175,000	$3,000,000	$1,810,000	$1,266,500

The unallocated portion of the allowance for credit losses decreased in 2007. This occurred because the Company calculates an overall reserve level while the underlying portfolio experienced a moderate shift in the mix of loans by risk grade and the real estate market softened in the Company’s primary market areas. The shift in the mix of loans by risk grade is a normal result of the addition of new loans, the decrease in balances of more mature loans and the ongoing reassessment of all loans.

The following table sets forth the percentages of loans in each category for the Company's loan portfolio as of December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

	2007	2006	2005	2004	2003
Real Estate – Home Equity Line of Credit	7.71%	9.16%	10.55%	16.25%	15.71%
Real Estate – Construction	28.13	35.27	24.02	8.59	7.92
Real Estate – Mortgage	15.03	12.80	17.31	18.44	13.38
Loans Held for Sale	4.82	0.66	8.77	6.37	.90
Commercial	42.63	40.59	37.89	48.89	60.47
Consumer	1.68	1.52	1.46	1.46	1.62
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

Management performs reviews of all delinquent loans. Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. The Company will recognize interest on non-accrual loans only when received. As of December 31, 2007, the Company had $9.4 million of non-accrual loans.  The Company did not have any non-accrual loans outstanding as of December 31, 2006.

Any property acquired by the Company as a result of foreclosure on a mortgage loan will be classified as "real estate owned" and will be recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. Upon foreclosure, the Company generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis with external inspections on at least a quarterly basis. As of December 31, 2007 the Company held $946,431 of real estate acquired as a result of foreclosure, which is net of a provision of $111,700 for estimated losses in market value.

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

As of December 31, 2007, the Company had impaired loans totaling $9.4 million, all of which were included in its investor-owned residential real estate construction loan portfolio, were classified as non-accrual loans and were over 90 days past due. This is a direct result of the slowdown in the real estate market, which has resulted in an increase in loan extensions and delinquencies due to the inability of investors to resell properties as quickly as anticipated.  These nonperforming loans represented 3.9% of total outstanding loans, including loans held for sale, as of December 31, 2007.  All of these loans are at least partially collateralized by real estate. As of December 31, 2006 the Company had one non-accrual loan with a fully paid principal balance and unpaid fees of approximately $13,000.  Management will continue to closely monitor these loans and the overall level of delinquencies; however, management believes that the allowance for credit losses is adequate for these loans.

The respective allowance for credit losses on impaired loans was approximately $1.9 million and $13,000 as of December 31, 2007 and 2006, respectively.  The average recorded investment in impaired loans was approximately $2.5 million, $508,000 and $5,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and no income had been accrued or collected on these loans while they had been classified as impaired.  If these impaired loans had been current in accordance with their original terms, the Company would have recognized interest income of approximately $506,000 and $26,000 for the periods ended December 31, 2007 and 2006, respectively.  The Company recognized interest income on impaired loans as of December 31, 2005 as the respective loans were not classified as non-accrual as of that date.  Any losses on these loans will be charged off as soon as the amount of loss is determinable.

INVESTMENT PORTFOLIO

The Company has chosen to invest its available funds primarily in federal funds sold and other overnight investments. As a result, investment securities as of December 31, 2007, consisted of $607,300 of Federal Reserve Bank stock, $1,107,700 of Federal Home Loan Bank stock and $399,529 of U.S. Treasury securities which mature within three months. Investment securities for the year ended December 31, 2006, consisted of $607,300 of Federal Reserve Bank stock, $509,800 of Federal Home Loan Bank stock and $697,526 of U.S. Treasury securities which mature within three months.

The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of stockholders' equity at December 31, 2007.

The following table reflects the amortized cost, estimated fair value and weighted average yield of the investment portfolio as of December 31:

	2007
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. Treasury securities
Due within one year	$399,529	$399,529	3.91%
Other equity securities	1,715,000	1,715,000	6.00%
Total investments	$2,114,529	$2,114,529	5.61%

	2006
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. Treasury securities
Due within one year	$697,526	$697,526	5.00%
Other equity securities	1,117,100	1,117,100	5.28%
Total investments	$1,814,626	$1,814,626	5.17%

Management has made the decision to maintain its available funds in highly liquid assets because it wishes to ensure that funds are readily available to fund the growth of the loan portfolio. Management believes that this strategy will allow the Company to maximize interest margins while maintaining appropriate levels of liquidity.

SOURCES OF FUNDS

General

Deposits, short-term borrowings in the form of repurchase agreements, short-term borrowings under an overnight commercial paper program, short-term borrowings under secured and unsecured lines of credit, borrowings under the subordinated debt, scheduled amortization and prepayment of loans, funds provided by operations and capital are the current sources of funds utilized by the Company for lending and investment activities, and other general business purposes.

Deposits

The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of checking accounts, savings accounts, money market accounts and certificates of deposit.

The following table sets forth the composition of the Company's deposits as of December 31, 2007 and December 31, 2006:

	2007		2006
Demand Deposits	$58,912,584	29.17%	$58,118,270	25.93%
Savings	1,905,072	0.94	7,456,143	3.33
Money Market and sweep	41,277,267	20.44	43,428,638	19.37
Certificates of deposit	99,886,542	49.45	115,145,901	51.37
Total deposits	$201,981,465	100.00%	$224,148,952	100.00%

The mix of deposits shifted to a higher concentration of demand deposits and money market and sweep accounts and a decreased concentration in savings and certificates of deposit in 2007 compared to 2006. The increased concentration in demand deposits was primarily a function of a decline in total deposits. Savings accounts decreased approximately $5.5 million from 2006 due to one customer’s decision to move money to a money market account.  The approximate $2.2 million decline in money market and sweep accounts was primarily driven by the shift to the Company’s newly created overnight commercial paper program.  Certificates of deposit accounts declined by approximately $15.3 million due to scheduled maturities and management’s decision not to aggressively compete for deposits during 2007 as adequate liquidity was available to fund loan growth.

Of the total deposits at December 31, 2007, $6.2 million, or 3.08%, was related to one customer as compared to $8.2 million, or 3.66%, at December 31, 2006 for this same customer. The deposits for this large customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.

The following table sets forth the maturity distribution for the Company's deposits at December 31, 2007. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years
Demand deposits	$58,912,584	$-	$-	$-
Savings	1,905,072	-	-	-
Money Market and sweep	41,277,267	-	-	-
Certificates of deposit	75,496,132	20,794,446	3,595,964	-
Total	$177,591,055	$20,794,446	$3,595,964	$-

Certificates of deposit in amounts of $100,000 or more, and their remaining maturities at December 31, 2007, are as follows:

Three months or less	$19,303,042
Over three months through six months	10,401,598
Over six months through twelve months	5,838,645
Over twelve months	11,639,910
Total	$47,183,195

The market in which the Company operates is very competitive and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of December 31, 2007, the Company had outstanding certificates of deposit of approximately $31.6 million that were either obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit) or acquired through Promontory Financial Network’s certificate of deposit account registry service (CDARS) program. The national market certificates of deposit were issued with an average yield of 4.58% and an average term of 46 months. Included in the $31.6 million are national market certificates of deposit totaling $199,000 that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 5.60% and an average term of 30 months.  As of December 31, 2006, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $29.1 million, and included $1.4 million of “Brokered Deposits.”  The Company has never paid broker fees for deposits.

In the first quarter of 2006, the Company began using brokered certificates of deposit through Promontory Financial Network. Through this deposit matching network and its CDARS program, the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network.  These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of December 31, 2007, the Company had approximately $27.0 million of CDARS deposits outstanding of which $988,995 was placed on behalf of customers and $26.0 million was raised by the Company.  These deposits were issued with an average yield of 4.17% and an average term of 1 month.

Below is a reconciliation of total deposits to core deposits as of December 31, 2007 and 2006, respectively:

	December 31, 2007	December 31, 2006
Total deposits	$201,981,465	$224,148,952
National market certificates of deposit	(32,661,081)	(29,586,997)
Variable balance accounts (1 customer in 2007 and 2006)	(6,230,689)	(8,197,951)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$166,089,695	$189,364,004

Core deposits, which management categorizes as all deposits other than national market certificates of deposit, CDARS deposits and $3.2 million of the $6.2 million deposits from the large customer described above, stood at $166.1 million as of December 31, 2007, down 12.3% from $189.4 million as of December 31, 2006. Overall, the Company did not aggressively compete for new deposits during 2007 as adequate liquidity was available to fund loan growth, which primarily accounts for the decrease in core deposits over 2006. In addition, the Company experienced a decline in money market and sweep accounts as customers shifted to its newly created overnight commercial paper program, which is classified as short-term borrowings. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Borrowings.

Short-term borrowings as of December 31, 2006 included repurchase agreements collateralized by pledges of U.S. Government Treasury Securities, based upon their market values, equal to 100% of the principal and accrued interest of the repurchase agreements. The outstanding balance of repurchase agreements decreased from $300,000 at December 31, 2006 to no borrowings at December 31, 2007, due to one customer’s decision to invest available overnight funds in the Bank’s newly created overnight commercial paper program. This decision is advantageous for the Bank because it eliminates the Bank’s need to tie up securities as collateral for deposits.

Included in short-term borrowings as of December 31, 2007 is $7.3 million of borrowings under the previously-mentioned overnight commercial paper program and $3.6 million borrowed under Federal Funds lines of credit. These borrowings are unsecured and are subordinated to all deposits. In addition, the Company borrowed $14.4 million under its secured Federal Home Loan Bank credit facility.  Short-term borrowings as of December 31, 2006 included $1.2 million borrowed under commercial paper.

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

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities,

the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity. The interest expense on Trust Preferred Securities, which include amortization of issuance costs, was $602,096, $603,567 and $28,108 in 2007, 2006 and 2005, respectively. The Debt Securities mature on February 23, 2036, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence of certain adverse tax events.  Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

The Parent is required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which the Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment.  As of December 31, 2007, the Bank met the retained earnings requirement.

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

As of December 31, 2007, the Company had unused commitments for a total of $5.4 million of borrowing availability under unsecured Federal Funds lines of credit with three separate financial institutions.  The Company also had approximately $11.7 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2007.

For additional information with respect to borrowings, please see Note 6 to the Company’s audited financial statements, “Borrowings.”

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2007, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$4,859,248	1.96%	$4,859,248	$-	$-	$-
Loans held for sale	11,601,070	4.68	11,601,070	-	-	-
Investment securities available for sale	399,529	0.16	399,529	-	-	-
Loans – Variable rate	117,446,143	47.37	117,446,143	-	-	-
Loans – Fixed rate	111,909,028	45.14	39,173,690	20,829,578	44,363,851	7,541,909
Other earning assets	1,715,000	0.69	-	-	-	1,715,000
Total interest-earning assets	$247,930,018	100.00%	$173,479,680	$20,829,578	$44,363,851	$9,256,909

Interest-bearing liabilities
Deposits – Variable rate	$71,050,751	34.78%	$71,050,751	$-	$-	$-
Deposits – Fixed rate	99,886,542	48.89	51,451,352	24,044,779	24,390,411	-
Short-term borrowings – variable rate	25,371,508	12.42	25,371,508	-	-	-
Subordinated debt	8,000,000	3.91	-	-	-	8,000,000
Total interest-bearing liabilities	$204,308,801	100.00%	$147,873,611	$24,044,779	$24,390,411	$8,000,000

Periodic repricing differences
Periodic gap			$25,606,069	$(3,215,201)	$19,973,440	$1,256,909
Cumulative gap			$25,606,069	$22,390,868	$42,364,308	$43,621,217

Ratio of rate sensitive assets to rate sensitive liabilities			117.32%	86.63%	181.89%	115.71%

The Company has 54.01% of its interest-earning assets and 47.20% of its interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $42.4 million in the categories of items maturing or repricing within 5 years comprises the majority of the overall gap. This gap is generally reflective of the Company’s emphasis on investing in short-term investments and originating variable rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from rising market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of December 31, 2007, the Company had $2.3 million in cash and due from banks, $4.9 million in federal funds sold and other overnight investments and $399,529 in three-month U.S. Treasury Securities. As of December 31, 2006, the Company had $2.3 million in cash and due from banks, $31.5 million in federal funds sold and other overnight investments and $697,526 in three-month U.S. Treasury Securities.

The decrease in the overall level of liquid assets, other than loans expected to be sold within 60 days, is the result of management’s decision to maintain margins by using available liquidity to fund loan growth and allow non-core time deposits to mature.

As of December 31, 2007, the Company had unused commitments for a total of $5.4 million of borrowing availability under unsecured Federal Funds lines of credit with three separate financial institutions. The Company also has approximately $11.7 million of borrowing capacity with the Federal Home Loan Bank of Atlanta. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  From time to time, the Company may sell or participate out loans to create additional liquidity as required.

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

Outstanding loan commitments and lines and letters of credit at December 31, 2007 and 2006 are as follows:

	2007	2006
Loan commitments	$35,114,676	$33,782,891
Unused lines of credit	85,999,686	66,660,250
Letters of credit	3,564,927	2,188,659

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

The increase in the overall level of loan commitments and unused lines of credit as of December 31, 2007 as compared to loan commitments and unused lines of credit as of December 31, 2006, is reflective of the level of business development activity undertaken during the year primarily a result of the expansion into the Baltimore-Washington corridor.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date:

	Within one year	One to three years	Three to five years	Over five years	Total
Deposits without a stated maturity(a)	$102,095,603	$-	$-	$-	$102,095,603
Certificates of deposit(a)	76,067,356	20,794,446	3,595,964	-	100,457,766
Other borrowings(a)	25,430,292	-	-	8,000,000	33,430,292
Operating leases	578,535	849,382	283,542	7,790	1,719,249
Purchase obligations	412,217	472,092	-	-	884,309
Total	$204,584,003	$22,115,920	$3,879,506	$8,007,790	$238,587,219

(a)	Includes accrued interest payable.

The Company's operating lease obligations represent short and long-term lease and rental payments for facilities. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts and accounts payable for goods and services received through December 31, 2007.

CAPITAL RESOURCES

The Company had stockholders’ equity at December 31, 2007 of $19.9 million as compared to $18.8 million at December 31, 2006. The increase in capital is the result of positive operating results. The Company has declared no cash dividends since its inception.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies.  Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.  The Bank could have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2007; however, such payments are not currently planned.

The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2007 and 2006. For a discussion of these capital requirements, see "Item 1. Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines."

December 31, 2007
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$27,392,869	10.41%	$21,047,000	8.00%	$26,309,000	10.00%
Tier I Capital (to Risk Weighted Assets):	24,083,165	9.15%	10,523,000	4.00%	15,785,000	6.00%
Tier I Capital (to Average Assets):	24,083,165	9.63%	7,504,000	3.00%	12,506,000	5.00%

December 31, 2006
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$25,951,690	10.34%	$20,074,000	8.00%	$25,093,000	10.00%
Tier I Capital (to Risk Weighted Assets):	22,814,690	9.09%	10,037,000	4.00%	15,056,000	6.00%
Tier I Capital (to Average Assets):	22,814,690	9.29%	7,370,000	3.00%	12,284,000	5.00%

The tables below present Bay National Corporation’s capital position relative to its various minimum regulatory capital requirements as of December 31, 2007 and 2006.

December 31, 2007
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$31,230,256	11.87%	$21,054,000	8.00%	$26,317,000	10.00%
Tier I Capital (to Risk Weighted Assets):	27,728,115	10.54%	10,527,000	4.00%	15,790,000	6.00%
Tier I Capital (to Average Assets):	27,728,115	11.09%	7,504,000	3.00%	12,506,000	5.00%

December 31, 2006
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$29,979,493	11.94%	$20,084,000	8.00%	$25,104,000	10.00%
Tier I Capital (to Risk Weighted Assets):	26,337,366	10.49%	10,042,000	4.00%	15,063,000	6.00%
Tier I Capital (to Average Assets):	26,337,366	10.72%	7,370,000	3.00%	12,284,000	5.00%

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for credit losses as a critical accounting policy that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

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

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including the valuation of collateral and the assessment of the financial condition of the borrower, and in establishing allowance percentages and risk ratings.  The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

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

Recent Accounting Pronouncements And Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2007 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Operations – For the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows – For the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Management’s Report On Internal Control Over Financial Reporting

The management of Bay National Corporation (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Any internal control system, no matter how well designed, will have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bay National Corporation

We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
March 20, 2008

BAY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS

Cash and due from banks	$2,314,423	$2,348,304
Federal funds sold and other overnight investments	4,859,248	31,549,900
Investment securities available for sale (AFS) - at fair value	399,529	697,526
Other equity securities	1,715,000	1,117,100
Loans held for sale	11,601,070	1,444,303
Loans, net of unearned fees	229,355,171	216,571,375
Total Loans	240,956,241	218,015,678
Less: Allowance for credit losses	(5,000,000)	(3,175,000)
Loans, net	235,956,241	214,840,678
Other real estate owned, net	946,431	-
Premises and equipment, net	1,210,787	1,100,220
Investment in bank owned life insurance	5,041,662	-
Accrued interest receivable and other assets	4,092,538	3,151,119

Total Assets	$256,535,859	$254,804,847

LIABILITIES

Non-interest-bearing deposits	$31,044,172	$34,808,624
Interest-bearing deposits	170,937,293	189,340,328
Total deposits	201,981,465	224,148,952

Short-term borrowings	25,371,508	1,545,000
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,262,334	2,268,402

Total Liabilities	236,615,307	235,962,354

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,137,633 and 1,935,369 issued and outstanding as of December 31, 2007 and 2006, respectively:	21,376	19,354
Additional paid in capital	17,788,833	17,649,678
Retained earnings	2,110,343	1,173,461

Total Stockholders' Equity	19,920,552	18,842,493

Total Liabilities and Stockholders' Equity	$256,535,859	$254,804,847

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

INTEREST INCOME:
Interest and fees on loans	$19,823,408	$19,117,244	$12,671,707
Interest on federal funds sold and other overnight investments	670,971	557,970	224,732
Taxable interest and dividends on investment securities	93,630	105,625	86,267
Total interest income	20,588,009	19,780,839	12,982,706

INTEREST EXPENSE:
Interest on deposits	7,909,153	7,132,611	4,058,519
Interest on short-term borrowings	253,956	86,522	115,810
Interest on note payable	-	-	91,709
Interest on subordinated debt	602,096	603,567	28,108
Total interest expense	8,765,205	7,822,700	4,294,146

Net interest income	11,822,804	11,958,139	8,688,560

Provision for credit losses	2,125,680	202,931	1,178,866

Net interest income after provision for credit losses	9,697,124	11,755,208	7,509,694

NON-INTEREST INCOME:
Service charges on deposit accounts	153,813	148,042	188,276
Gain on sale of mortgage loans	450,184	573,387	512,047
Other income	120,800	55,904	50,270
Total non-interest income	724,797	777,333	750,593

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,460,772	5,431,989	3,627,630
Occupancy expenses	653,227	506,323	420,866
Furniture and equipment expenses	351,599	342,261	304,132
Legal and professional fees	285,434	245,412	154,476
Data processing and other outside services	870,404	701,422	655,726
Advertising and marketing related expenses	486,204	512,709	445,482
Other expenses	885,517	684,239	562,645
Total non-interest expenses	8,993,157	8,424,355	6,170,957

Income before income taxes	1,428,764	4,108,186	2,089,330
Income tax expense (benefit)	491,395	1,678,358	(655,000)
Net Income	$937,369	$2,429,828	$2,744,330

Per Share Data:
Net Income (Basic)	$.44	$1.25	$1.43
Net Income (Diluted)	$.42	$1.20	$1.37
Average Shares Outstanding (Basic)	2,133,174	1,938,110	1,922,580
Effect of dilution – Stock options and warrants	76,977	80,099	79,645
Average Shares Outstanding (Diluted)	2,210,151	2,018,209	2,002,225

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total
Balances at January 1, 2005	$19,177	$17,400,284	$(4,000,697)	$13,418,764

Issuance of Common Stock	67	50,917	-	50,984

Net Income			2,744,330	2,744,330

Balances at December 31, 2005	19,244	17,451,201	(1,256,367)	16,214,078

Stock-based compensation expense	-	115,714	-	115,714

Issuance of Common Stock	110	82,763	-	82,873

Net Income	-	-	2,429,828	2,429,828

Balances at December 31, 2006	19,354	17,649,678	1,173,461	18,842,493

Stock-based compensation expense	-	122,539	-	122,539

Stock options exercised	27	18,611	-	18,638

Issuance of stock awards	60	(60)	-	-

1.1 to one stock split in the form of a stock dividend	1,935	(1,935)	-	-

Cash paid in lieu of fractional shares on stock dividend	-	-	(487)	(487)

Net Income	-	-	937,369	937,369

Balances at December 31, 2007	$21,376	$17,788,833	$2,110,343	$19,920,552

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows From Operating Activities:
Net Income	$937,369	$2,429,828	$2,744,330
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	291,025	250,494	193,196
Loss on disposal of equipment	-	19,798	203
Accretion of investment discounts	(24,364)	(50,556)	(46,539)
Provision for credit losses	2,125,680	202,931	1,178,866
Provision for losses on other real estate owned	111,700	-	-
Stock-based compensation	122,539	115,714	-
Increase in cash surrender of bank owned life insurance	(41,662)	-	-
Deferred income taxes	(804,000)	(55,000)	(1,083,000)
Gain on sale of loans held for sale	(450,184)	(573,387)	(512,047)
Origination of loans held for sale	(162,566,200)	(110,309,174)	(217,744,320)
Proceeds from sale of loans	152,859,617	126,947,322	210,360,465
Net increase in accrued interest receivable and other assets	(137,419)	(295,018)	(977,347)
Net (decrease) increase in accrued expenses and other liabilities	(1,006,068)	533,389	948,345
Net cash (used in) provided by operating activities	(8,581,967)	19,216,341	(4,937,848)

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(1,877,639)	(5,106,584)	(6,149,351)
Maturities of investment securities available for sale	2,200,000	6,000,000	6,200,000
Purchase of Federal Reserve Bank stock	-	(154,960)	(139,650)
Purchase of Federal Home Loan Bank of Atlanta
stock	(597,900)	(167,700)	(98,700)
Loan disbursements in excess of principal payments	(14,142,607)	(34,518,409)	(40,656,326)
Purchase of bank owned life insurance	(5,000,000)	-	-
Expenditures for premises and equipment	(401,592)	(623,686)	(346,642)
Net cash used by investing activities	(19,819,738)	(34,571,339)	(41,190,669)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(22,167,487)	41,575,866	28,646,044
Net increase in short-term borrowings	23,826,508	100,842	63,158
Net payoff of notes payable	-	-	(1,250,000)
Proceeds from subordinated debt	-	-	8,000,000
Net proceeds from issuance of common stock	18,638	82,873	50,984
Cash dividends paid in lieu of fractional shares	(487)	-	-
Net cash provided by financing activities	1,677,172	41,759,581	35,510,186

Net (decrease) increase in cash and cash equivalents	(26,724,533)	26,404,583	10,618,331
Cash and cash equivalents at beginning of year	33,898,204	7,493,621	18,111,952

Cash and cash equivalents at end of year	$7,173,671	$33,898,204	$7,493,621

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Supplemental information:
Interest paid	$8,858,813	$7,399,278	$4,128,414
Income taxes paid	$1,675,168	$2,002,466	$-
Amount transferred from loans to other real estate owned	$1,058,131	$-	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

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

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2007.

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

The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company’s primary market areas are Baltimore, the Baltimore-Washington corridor and Salisbury, Maryland, although the Company’s business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit. The Company’s customers are primarily individuals and small businesses.

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
For the years ended December 31, 2007, 2006, and 2005

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

Loans Held for Sale

The Company engages in sales of residential mortgage loans originated by the Bank and by a third party. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on the sale of loans originated by the Bank are recorded as a component of non-interest income in the accompanying consolidated statements of operations. No gains or losses are realized on the sale of loans originated by third parties. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2007 or December 31, 2006. The Company earns interest on the outstanding balances of all loans that are held for sale.

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
For the years ended December 31, 2007, 2006, and 2005

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

The allowance for credit losses represents an estimation done pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” and SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The Company uses a loan grading system where loans are graded based on management's evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management's estimate of probable inherent, but undetected, losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. The adequacy of the allowance is determined through careful and continuous evaluation of the credit portfolio and involves consideration of a number of factors to establish a prudent level.  Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.

While management believes it has established the allowance for credit losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Company's regulators or the economic environment will not require further increases in the allowance.

Real Estate Acquired Through Foreclosure

The Company records foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less selling costs thereafter.  Subsequent write-downs are included in our noninterest expenses, along with operating income, net of related expenses of such properties and gains or losses realized upon disposition.

Rate Lock Commitments

The Company enters into commitments to originate residential mortgage loans with interest rates

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

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

Bank Owned Life Insurance

Bank owned life insurance is carried at the aggregate cash surrender value of life insurance policies owned where the Company or its subsidiaries are named beneficiaries.  Increases in cash surrender value derived from crediting rates for underlying insurance policies are credited to noninterest income.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Share-based Payment,” for its equity awards vesting after the effective date.  SFAS No. 123 (R) was also adopted for shares available for issuance under the Bay National Corporation 2007 Stock Incentive Plan (the “Incentive Plan”), which was presented to and approved by the Company’s shareholders and is described in more detail under Note 7.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

SFAS No. 123 (R) requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited.  Prior to January 1, 2006, the Company applied the intrinsic value method to account for stock-based employee compensation whereby stock-based employee compensation cost is recognized only if the quoted market price of the stock at the grant date is greater than the exercise price of the options.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination presuming that a tax examination will occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Company’s financial statements.  The Company recognizes interest and /or penalties related to income tax matters in income tax expense.

Earnings Per Share

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding such as options and warrants.  Per share data previously reported has been adjusted to reflect a 1.1 to 1 stock split in the form of a stock dividend recorded on June 29, 2007.

New Accounting Standards

Adoption of New Accounting Standards:

SFAS  No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of the Financial Accounting Standards Board (“FASB”) Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for the Company on January 1, 2007 and did not have a significant impact on the Company’s financial statements.

SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS No. 156 was effective for the Company on January 1, 2007 and did not have a significant impact on the Company’s financial statements.

FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. FIN No. 48 was effective for the Company on January 1, 2007 and did not have a significant impact on the Company’s financial statements.

Emerging Issues Task Force (“EITF”) Issue No. 06-5, “Accounting for Purchases of Life Insurance –Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” This Issue clarifies how a company should determine “the amount that could be realized” from a life insurance contract, which is the measurement amount for the asset in accordance with Technical Bulletin 85-4, and requires policyholders to determine the amount that could be realized under a life insurance contract assuming individual policies are surrendered, unless all policies are required to be surrendered as a group. This Issue became

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

effective for the Company on January 1, 2007 and the adoption did not have a significant impact on the Company’s financial statements.

Newly Issued But Not Yet Effective Accounting Standards:

SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. SFAS No. 157 and SFAS No. 159 are effective January 1, 2008 for calendar year companies with the option to early adopt as of January 1, 2007. The Company did not elect to adopt the provisions of SFAS No. 157 and SFAS No. 159 effective January 1, 2007.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the implementation of SFAS No. 160 to have a material impact on its consolidated financial statements.

Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.”  Previously, SAB No. 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB No. 109 supersedes SAB No. 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value of all written loan commitments that are accounted for at fair value through earnings.  SAB No. 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB No. 109 retains that view.  SAB No. 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company has no such investments, so the impact of adoption in 2008 would not have a material impact on the Company’s consolidated financial position or results of operation.

SFAS No. 141R, “Business Combinations.”  This revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

2.     INVESTMENT SECURITIES

    Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$399,529	$-	$-	$399,529
Total investments available-for-sale	$399,529	$-	$-	$399,529

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2007 by contractual maturity are shown below.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$399,529	$399,529
Total investments available-for-sale	$399,529	$399,529

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$697,526	$-	$-	$697,526
Total investments available-for-sale	$697,526	$-	$-	$697,526

There were no sales of investments available-for-sale during 2007, 2006 or 2005.

At December 31, 2006, investments available-for-sale with a carrying value of $300,000 were pledged as collateral for certain short-term borrowings.  No investments were pledged as collateral as of December 31, 2007.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

Other equity securities

At December 31, the Company’s investment in other equity securities was carried at cost and consisted of:

	2007	2006
Federal Reserve Bank stock	$607,300	$607,300
Federal Home Loan Bank stock	1,107,700	509,800
Total investments in other equity securities	$1,715,000	$1,117,100

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major loan categories at December 31 are presented below:

	2007	2006
Real Estate – Home Equity Line of Credit	$18,585,641	$19,963,116
Real Estate – Construction	67,775,883	76,889,997
Real Estate – Mortgage	36,210,905	27,903,399
Loans Held for Sale	11,601,070	1,444,303
Commercial	102,728,342	88,491,722
Consumer	4,054,400	3,323,141
Total Loans	240,956,241	218,015,678
Less: Allowance for credit losses	(5,000,000)	(3,175,000)
Net Loans	$235,956,241	$214,840,678

Activity in the allowance for credit losses for the year ended December 31, 2007, 2006 and 2005 is shown below:

	2007	2006	2005
Balance at beginning of year	$3,175,000	$3,000,000	$1,810,000
Provision for credit losses	2,125,680	202,931	1,178,866
Loan charge-offs
Commercial	-	(37,931)	-
Real Estate - Construction	(343,919)	-	-
Loan recoveries
Commercial	27,931	10,000	11,134
Real Estate - Construction	15,308	-	-
Net recoveries (charge-offs)	(300,680)	(27,931)	11,134
Balance at end of year	$5,000,000	$3,175,000	$3,000,000

As of December 31, 2006, the Company had unpaid fees of approximately $13,000 related to one loan and a specific credit reserve was established for these fees.  As of December 31, 2007, the Company had impaired loans totaling $9.4 million, all of which were included in its investor owned residential real estate construction loan portfolio, were classified as non-accrual loans and were over 90 days past due. This is a direct result of the slowdown in the real estate market, which has resulted in an increase in loan extensions and delinquencies due to the inability of investors to resell properties as quickly as anticipated.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

The following table sets forth information with respect to impaired loans and the related valuation allowance as of December 31:

	2007	2006	2005
Impaired loans with valuation allowance	$9,426,202	$-	$1,708,874
Impaired loans with no valuation allowance	-	-	-
Total impaired loans	$9,426,202	$-	$1,708,874

Allowance for credit losses related to impaired loans	$1,862,984	$12,874	$512,817
Allowance for credit losses related to other than impaired loans	3,137,016	3,162,126	2,487,183
Total allowance for credit losses	$5,000,000	$3,175,000	$3,000,000

Interest income on impaired loans recorded on the cash basis	$-	$-	$276

Average recorded investment in impaired loans	$2,537,535	$507,640	$4,682

4.     PREMISES AND EQUIPMENT

Premises and equipment at December 31 include the following:

	2007	2006
Furniture and equipment	$814,022	$694,244
Computer hardware and software	684,147	472,590
Leasehold improvements	793,299	721,969
	2,291,468	1,888,803
Less accumulated depreciation	(1,080,681)	(788,583)

Net premises and equipment	$1,210,787	$1,100,220

The Company rents office space in five locations under four non-cancelable lease arrangements and one monthly rental agreement accounted for as operating leases.  The initial lease periods are five years and provide for one or more five-year renewal options.  The lease for the Salisbury location provides for percentage rent escalations upon renewal.  The leases for the remaining locations provide for percentage annual rent escalations.  The lease for the Salisbury location requires that the lessee pay certain operating expenses applicable to the leased space.

Rent expense applicable to operating leases, for the periods ended December 31, was as follows:

	2007	2006	2005
Minimum rentals	$498,832	$391,927	$330,406
Less: Sublease rentals	(1,197)	(23,568)	(23,657)
Net rent expense	$497,635	$368,359	$306,749

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

At December 31, 2007, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
2008	$578,535
2009	589,090
2010	260,292
2011	192,783
2012 and beyond	98,549
Total minimum lease payments	$1,719,249

5.     DEPOSITS

The following table sets forth the composition of the Company's deposits as of December 31, 2007 and December 31, 2006:

	2007		2006
Demand deposits	$58,912,584	29.17%	$58,118,270	25.93%
Savings	1,905,072	0.94	7,456,143	3.33
Money market and sweep	41,277,267	20.44	43,428,638	19.37
Certificates of deposit	99,886,542	49.45	115,145,901	51.37
Total deposits	$201,981,465	100.00%	$224,148,952	100.00%

The following table sets forth the maturity distribution for the Company's deposits at December 31, 2007. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years
Demand deposits	$58,912,584	$-	$-	$-
Savings	1,905,072	-	-	-
Money market and sweep	41,277,267	-	-	-
Certificates of deposit	75,496,132	20,794,446	3,595,964	-
Total	$177,591,055	$20,794,446	$3,595,964	$-

Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

	2007	2006
Three months or less	$19,303,042	$17,995,943
Over three months through six months	10,401,598	19,591,959
Over six months through twelve months	5,838,645	10,346,026
Over twelve months	11,639,910	12,844,155
Total	$47,183,195	$60,778,083

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

Interest expense on deposits, for the years ended December 31, is as follows:

	2007	2006	2005
Interest-bearing transaction	$889,635	$873,622	$525,691
Savings and money market	1,855,946	1,402,610	575,007
Time, $100,000 or more	2,697,860	2,097,542	980,590
Other time	2,465,712	2,758,837	1,977,231
Total interest on deposits	$7,909,153	$7,132,611	$4,058,519

6.     BORROWINGS

Information relating to short-term borrowings, as of December 31, 2007 and 2006, is as follows:

	Securities under agreement to repurchase
	2007		2006
	Amount	Rate	Amount	Rate
As of year-end	$-	-%	$300,000	4.00%

Average for the year	$36,011	4.52%	$494,913	3.59%

Maximum month-end balance	$300,000		$1,277,000

	Federal funds purchased
	2007		2006
	Amount	Rate	Amount	Rate
As of year-end	$3,637,000	4.25%	$-	-%

Average for the year	$174,068	3.73%	$266,351	5.11%

Maximum month-end balance	$3,637,000		$3,243,000

	Commercial paper
	2007		2006
	Amount	Rate	Amount	Rate
As of year-end	$7,309,508	3.25%	$1,245,000	4.50%

Average for the year	$4,576,086	4.15%	$670,370	4.33%

Maximum month-end balance	$9,015,951		$1,389,000

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

	Federal Home Loan Bank Borrowings
	2007		2006
	Amount	Rate	Amount	Rate
As of year-end	$14,425,000	4.40%	$-	-%

Average for the year	$1,211,027	4.63%	$504,110	5.17%

Maximum month-end balance	$16,000,000		$-

The Company pledges U.S. Government Treasury Securities, based upon their market values, as collateral for 100% of the principal and accrued interest of its securities under agreement to repurchase.

The Company maintained unused commitments for a total of $5.4 million of borrowing availability under unsecured federal funds lines of credit with three separate financial institutions as of December 31, 2007. The Company also has approximately $11.7 million of additional borrowing capacity with the Federal Home Loan Bank of Atlanta as of December 31, 2007. These borrowing facilities will be used, as necessary, to supplement short-term liquidity needs.

Information relating to subordinated debt as of December 31, 2007 and 2006 is as follows:

	2007		2006
	Amount	Rate	Amount	Rate
As of year-end	$8,000,000	7.20%	$8,000,000	7.20%

Average for the year	$8,000,000	7.53%	$8,000,000	7.54%

Maximum month-end balance	$8,000,000		$8,000,000

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

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities, the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity. The interest expense on Trust Preferred Securities was $602,096, $603,567 and $28,108 in 2007, 2006 and 2005, respectively. The Debt Securities mature on February 23, 2036, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

of certain adverse tax events.  Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

The parent was required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which Bay National Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment. As of December 31, 2007, the Bank has the ability to pay the required dividends.

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

7.     STOCK-BASED COMPENSATION PLANS

Stock Options

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

The Incentive Plan authorizes the issuance of up to 200,000 shares of common stock plus any shares that were available under the Company’s 2001 Stock Option Plan (“Option Plan”) that terminated as of May 22, 2007 and shares subject to options granted under the Option Plan that expire or terminate without having been fully exercised.  The Incentive Plan has a term of ten years, and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant.  As of December 31, 2007, nine Awards had been granted under the Incentive Plan.  Five of these Awards included an unrestricted stock grant of 550 shares to five employees in August 2007 based on their 2006 performance.  The Awards vested immediately upon issuance and the closing stock price on the grant date was $14.64.  The remaining four Awards represent restricted stock awards and are discussed in more detail below in the section entitled “Restricted Stock Units.”

Effective January 1, 2006 the Company adopted SFAS No. 123(R) and has included the stock-based employee compensation cost in its income statements for the years ended December 31, 2007 and 2006.  Prior periods have not been restated.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

	2007	2006

Amounts charged against income, before tax benefit	$122,539	$115,714

Amount of related income tax benefit recognized in income	$31,130	$12,444

Prior to January 1, 2006, the Company applied the intrinsic value method to account for stock-based compensation and accordingly, did not record compensation expense related to options as the exercise price was equal to the market value of the underlying common stock at the grant date.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) and SFAS No. 148 to stock-based employee compensation for the period ended December 31, 2005:

2005
Net income as reported	$2,744,330

Less pro forma stock-based compensation expense determined under the fair value method, net of related tax effects	(102,382)

Pro forma net income (loss)	$2,641,948

Net income (loss) per share:
Basic - as reported	$1.30
Diluted - as reported	$1.24
Basic - pro forma	$1.25
Diluted - pro forma	$1.20

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31:

2002
Dividend yield	-
Expected volatility	20.00%
Risk-free interest rate	4.17%
Expected lives (in years)	8

The following is a summary of changes in shares under options for the years ended December 31, 2007, 2006 and 2005 (amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a stock dividend recorded on June 29, 2007):

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2005	162,235	$ 6.97
Granted	-	-
Cancelled	-	-
Exercised	(7,398)	$ 6.89
Balance, December 31, 2005	154,837	$ 6.97
Granted	-	-
Cancelled	(1,366)	$ 6.89
Exercised	(12,025)	$ 6.89
Balance, December 31, 2006	141,446	$ 6.98
Granted	-	-
Cancelled	-	-
Exercised	(2,705)	$ 6.89
Balance, December 31, 2007	138,741	$ 6.99

Weighted average fair value of options granted during 2002	$2.77

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

The following table summarizes information about options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	120,245	2	$6.89	120,245	$6.89
$7.61	18,496	3	$7.61	13,872	$7.61
	138,741		$6.99	134,117	$6.97

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2007 was $382,925 and $372,845 respectively, based upon a closing price of $9.75 per share. The unrecognized compensation cost related to unvested stock option awards was $12,808 at December 31, 2007 based upon a weighted average fair value of $2.77.

The following table summarizes the changes in unvested option shares during the year ended December 31, 2007 (amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a stock dividend recorded on June 29, 2007):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested options at January 1, 2007	11,440	$2.77
Granted	-	-
Vested	(6,816)	-
Cancelled	-	-
Unvested options at December 31, 2007	4,624	$2.77

Restricted Stock Units

Pursuant to an employment agreement (“Agreement”) dated June 1, 2006, a grant of 13,200 shares of the Company’s common stock was awarded to a member of senior management.  This Agreement terminated effective July 20, 2007 upon resignation of this member of senior management. The stock grant vested as follows: 25% (3,300 shares) on the first anniversary of the Agreement; 25% (3,300 shares) on the second anniversary of the Agreement; 25% (3,300 shares) on the third anniversary of the Agreement; and 25% (3,300 shares) on the fourth anniversary of the Agreement.  This vesting was subject to the individual being employed under this Agreement at each vesting date.  As such, 3,300 shares had vested under this grant as of December 31, 2007.

As of July 20, 2007, the unvested grants, totaling 9,900 shares, were forfeited.  As such, the Company no longer recognizes compensation cost related to this restricted stock award.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

During the third quarter of 2007, a grant of 24,000 shares of the Company’s common stock was awarded to four new employees.  Three of these awards vest 20% on each anniversary of the employee’s hiring date over 5 years and the remaining grant vests 25% on each anniversary of the employee’s hiring date over 4 years.

The Company incurred compensation expense of $62,589 and $33,163 associated with restricted stock for the years ended December 31, 2007 and 2006, respectively.  The unrecognized compensation cost related to restricted stock was $342,938 at December 31, 2007 based upon a weighted average fair value of $15.91.

The following table summarizes the changes in outstanding shares under restricted stock grants for the year ended December 31, 2007.  Amounts have been adjusted to reflect a 1.1 to 1 stock split in the form of a dividend recorded on June 29, 2007.

	Number of Shares	Weighted Average Fair Value at Grant Date
Unvested grants at January 1, 2007	13,200	$17.23
Granted	24,000	15.91
Vested	(3,300)	17.23
Cancelled	(9,900)	17.23
Unvested grants at December 31, 2007	24,000	$15.91

8.     RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 25% of employee contributions of up to 3% of compensation as defined under the plan. The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan. The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management.  Expenses under this plan totaled $179,626, $171,224 and $120,368 for the years ended December 31, 2007, 2006 and 2005, respectively.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005
9.     INCOME TAXES

Federal and state income tax expense (benefit) consists of the following for the periods ended December 31:

	2007	2006	2005
Current federal income tax	$1,160,434	$1,391,380	$307,000
Current state income tax	134,961	341,978	121,000
Deferred federal income tax expense (benefit)	(707,000)	(50,000)	(887,000)
Deferred state income tax expense (benefit)	(97,000)	(5,000)	(196,000)
Total income tax expense (benefit)	$491,395	$1,678,358	$(655,000)

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

Deferred tax assets:	2007	2006
Net operating loss carryforwards (state)	$192,000	$115,000
Contributions	-	-
Deferred loan fees, net	-	67,000
Stock based compensation	21,000	27,000
Allowance for other real estate owned	44,000	-
Allowance for credit losses	1,919,000	1,058,000
Total deferred tax assets	2,176,000	1,267,000
Less valuation allowance	(192,000)	(115,000)
Deferred tax assets, net of valuation allowance	1,984,000	1,152,000
Deferred tax liabilities:
Depreciation and amortization	(13,000)	(14,000)
Deferred loan costs, net	(29,000)	-
Net deferred tax assets	$1,942,000	$1,138,000

For the year ended December 31, 2007, the Company recorded a current income tax liability of $1,295,395 compared to $1,733,358 for the year ended December 31, 2006.  The 2007 liability was offset by the recognition of a deferred tax asset of $804,000, resulting in net tax expense of $491,395 for the year ended December 31, 2007.  The 2006 liability was offset by the recognition of a deferred tax asset of $55,000, resulting in a net tax expense of $1,678,358 for the year ended December 31, 2006. At December 31, 2007, the Company had a net operating loss carryforward of approximately $2.3 million for the unconsolidated state tax return of Bay National Corporation.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

Reported income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income before income taxes as follows:

	2007		2006		2005
	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
Federal income tax expense computed at the statutory rate	$485,780	34.00%	$1,396,783	34.00%	$710,372	34.00%
State income tax expense (benefit), net	64,888	4.54	222,405	5.41	(49,500)	(2.37)
Nondeductible expenses	14,199	0.99	18,281	0.45	13,536	0.65
Non-taxable income	(14,165)	(0.99)	(12,111)	(0.30)	-	-
Deferred tax benefit resulting from change in state income tax rate	(90,743)	(6.35)	-	-	-	-
Other	(45,564)	(3.19)	-	-	-	-
Adjustment to valuation allowance	77,000	5.39	53,000	1.29	(1,329,408)	(63.63)
Income tax expense (benefit), as reported	$491,395	34.39%	$1,678,358	40.85%	$(655,000)	(31.35)%

10.     RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2007 and 2006.

	2007	2006
Balance at beginning of period	$11,245,284	$8,059,647
Additions	24,904,727	16,914,183
Repayments	(22,629,968)	(13,728,546)
Balance at December 31	$13,520,043	$11,245,284

An individual, who became a director of the Company in 2003, is an executive officer of the company which owns an office building in which the Company had leased space under two separate operating leases.  The leases were effectively combined during 2004 and extended to February 28, 2010.  Bay National Corporation has the right to extend the leases for one additional five year term, to February 28, 2015. Rent expense under this lease was $358,000, $347,573, and $286,406 for the periods ended December 31, 2007, 2006 and 2005, respectively. Management believes that the terms of the foregoing leases are no more and no less favorable to the Company than those which could have been received from unaffiliated parties.

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
For the years ended December 31, 2007, 2006, and 2005

customers.  Financial instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying financial statements.

Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

	2007	2006
Loan commitments	$35,114,676	$33,782,891
Unused lines of credit	85,999,686	66,660,250
Standby letters of credit	3,564,927	2,188,659

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

12.     REGULATORY MATTERS

As of December 31, 2007, the Company was required to maintain a weekly average of $1.9 million of non-interest-bearing deposits with the Federal Reserve Bank. As of December 31, 2006, the Company was required to maintain a weekly average of $1.8 million of non-interest-bearing deposits with the Federal Reserve Bank.  The average weekly balance maintained with the Federal Reserve Bank for the weekly period including December 31, 2007 was $2.0 million. The average weekly balance maintained with the Federal Reserve Bank for the weekly period including December 31, 2006 was $1.9 million. The actual balances maintained with the Federal Reserve Bank at December 31, 2007 and December 31, 2006 was $1.8 million and $1.9 million, respectively.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

Management believes, as of December 31, 2007, that the Bank met all capital adequacy requirements to which it is subject.

The Bank has been categorized as “well capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events that management believes would prevent the Bank from continuing to be categorized as well capitalized.

The Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the following tables:

December 31, 2007
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$27,392,869	10.41%	$21,047,000	8.00%	$26,309,000	10.00%
Tier I Capital (to Risk Weighted Assets):	24,083,165	9.15%	10,523,000	4.00%	15,785,000	6.00%
Tier I Capital (to Average Assets):	24,083,165	9.63%	7,504,000	3.00%	12,506,000	5.00%

December 31, 2006
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$25,951,690	10.34%	$20,074,000	8.00%	$25,093,000	10.00%
Tier I Capital (to Risk Weighted Assets):	22,814,690	9.09%	10,037,000	4.00%	15,056,000	6.00%
Tier I Capital (to Average Assets):	22,814,690	9.29%	7,370,000	3.00%	12,284,000	5.00%

Bay National Corporation’s actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the following tables:

December 31, 2007
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$31,230,256	11.87%	$21,054,000	8.00%	$26,317,000	10.00%
Tier I Capital (to Risk Weighted Assets):	27,728,115	10.54%	10,527,000	4.00%	15,790,000	6.00%
Tier I Capital (to Average Assets):	27,728,115	11.09%	7,504,000	3.00%	12,506,000	5.00%

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

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

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company discloses fair value information about financial instruments, for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet.  Financial instruments have been defined broadly to encompass 99.2% of the Company's assets and 100% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

The estimated fair values of the Company's financial instruments at December 31 are as follows:

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$7,173,671	$7,173,671	$33,898,204	$33,898,204
Investments available-for-sale	399,529	399,529	697,526	697,526
Other equity securities	1,715,000	1,715,000	1,117,100	1,117,100
Bank owned life insurance	5,041,662	5,041,662	-	-
Loans, net of allowances (2)	235,956,241	236,780,874	214,840,678	213,777,628
Accrued interest receivable and other assets (3)	4,092,538	4,092,538	1,654,381	1,654,381

Financial Liabilities
Deposits	$201,981,465	$202,210,573	$224,148,952	$224,405,800
Short-term borrowings	25,371,508	25,371,508	1,545,000	1,545,000
Subordinated debt	8,000,000	7,258,433	8,000,000	7,993,481
Accrued interest payable and other liabilities (3)	1,262,334	1,262,334	811,755	811,755

(1)	Temporary investments include federal funds sold and overnight investments.
(2)	Loans, net of allowances, include loans held for sale.
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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

Bank owned life insurance.  The carrying amount approximated the fair value due to the variable interest rate.

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

Short-term borrowings. The carrying amount approximated the fair value due to their variable interest rates.

Subordinated Debt.  Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2007.

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
For the years ended December 31, 2007, 2006, and 2005

14.     PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Bay National Corporation (Parent Only) is as follows:

CONDENSED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

ASSETS
Cash and cash equivalents	$5,714	$5,450
Due from subsidiary	3,807,670	4,019,503
Investment in subsidiary	24,331,166	23,062,691
Other assets	82,786	108,883

Total Assets	$28,227,336	$27,196,527

LIABILITIES
Accrued expenses and other liabilities	$58,784	$106,034
Subordinated debt	8,248,000	8,248,000

Total Liabilities	8,306,784	8,354,034

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,137,633 and 1,935,369 issued and outstanding as of December 31, 2007 and 2006, respectively:	21,376	19,354
Additional paid in capital	17,788,833	17,649,678
Retained earnings	2,110,343	1,173,461

Total Stockholders' Equity	19,920,552	18,842,493

Total Liabilities and Stockholders' Equity	$28,227,336	$27,196,527

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2007, 2006, and 2005

CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Interest and dividends on investment securities	$264	$238	$1,376
Interest expense	602,096	603,567	119,817
Net interest expense	(601,832)	(603,329)	(118,441)
Non-interest expense	75,274	162,966	-
Loss before income taxes and equity in undistributed losses of subsidiary	(677,106)	(766,295)	(118,441)
Income tax expense (benefit)	(576,000)	-	(257,000)
Income (loss) before equity in undistributed income (losses) of subsidiary	(101,106)	(766,295)	138,559
Equity in undistributed income of subsidiary	1,038,475	3,196,123	2,605,771
Net Income	$937,369	$2,429,828	$2,744,330

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash Flows From Operating Activities
Net Income	$937,369	$2,429,828	$2,744,330
Adjustments to reconcile net income to net cash
(used) provided by operating activities:
Equity in undistributed income of subsidiary	(1,038,475)	(3,196,123)	(2,605,771)
Stock based compensation expense	122,539	115,714	-
Net decrease (increase) in other assets	237,930	1,438,739	(5,429,625)
Net (decrease) increase in other liabilities	(47,250)	79,207	20,525

Net cash provided by (used in) operating activities	212,113	867,365	(5,270,541)

Cash Flows From Investing Activities
Investment in subsidiary	(230,000)	(950,000)	(1,878,000)
Net cash used in investing activities	(230,000)	(950,000)	(1,878,000)

Cash Flows From Financing Activities
Net payoff of note payable	-	-	(1,250,000)
Proceeds from issuance of preferred stock	-	-	8,248,000
Net proceeds from issuance of common stock	18,638	82,873	50,984
Cash dividends paid in lieu of fractional shares	(487)	-	-
Net cash provided by financing activities	18,151	82,873	7,048,984

Net increase (decrease) in cash and cash equivalents	264	238	(99,557)
Cash and cash equivalents at beginning of year	5,450	5,212	104,769
Cash and cash equivalents at end of year	$5,714	$5,450	$5,212

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 9A.  Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of December 31, 2007.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

Item 9B.  Other Information

On January 22, 2008, the Compensation Committee of the Board of Directors of Bay National Bank increased, effective January 1, 2008, Hugh Mohler’s annual base compensation from $240,000 to $255,000, Richard Oppitz’s annual base compensation from $154,000 to $175,000, and Mark Semanie’s annual base compensation from $185,000 to $200,000.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Proposal 1. Election of Director,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of Bay National Corporation.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of Bay National Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which equity securities of Bay National Corporation are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued(1) (a)	Weighted-average exercise price of outstanding options and warrants(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	162,741	$6.99	229,750
Equity compensation plans not approved by security holders	-	-	-
Total	162,741	$6.99	229,750
(1)	Includes unvested restricted stock units
(2)	Excludes unvested restricted stock units

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Securityholders” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of Bay National Corporation.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Proposal 1.  Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of Bay National Corporation.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information appearing under the captions “Audit Committee Report – Audit and Non-Audit Fees” and “Audit Committee Report – Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of Bay National Corporation.

Item 15.  Exhibits

The following exhibits are filed with or incorporated by reference into this report.

No.	Description of Exhibit

3.1*	Articles of Incorporation of Bay National Corporation
3.2%	Amended and Restated Bylaws of Bay National Corporation
4.1*	Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*	Form of Common Stock Certificate
4.3@	Indenture dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company, as Trustee.
4.4@
Amended and Restated Declaration of Trust dated as of December 12, 2005 between Wilmington Trust Company, as the Trustees of Bay National Capital Trust I, Bay National Corporation, as Sponsor, and Hugh W. Mohler, Mark A. Semanie and Warren F. Boutilier, as the Administrators.

4.5@	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1+	Amended and Restated Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Hugh W. Mohler.
10.1.1	Terms of December 2008 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler.
10.2+	Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Richard C. Springer.
10.3	Terms of Employment Arrangement between Bay National Bank and Richard J. Oppitz
10.4	Terms of Employment Arrangement between Bay National Bank and Mark A. Semanie
10.5**	Bay National Corporation Stock Option Plan
10.6**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
10.15@@	Lease Agreement dated July 19, 2006 between Bay National Bank and Riderwood Limited Partnership
10.16^	Lease Agreement dated October 3, 2007 between Bay National Corporation and Columbia 100, LLC
10.17++	Bay National Corporation 2007 Stock Incentive Plan and Forms of Agreement

10.18^^	Confidential Separation Agreement and General Release by and between Bay National Bank and Richard C. Springer, dated July 3, 2007
21.1	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

The exhibits which are denominated with an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

The exhibit which is denominated with a percentage sign (%) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on September 26, 2007.

The exhibits which are denominated with an @ sign were previously filed by Bay National Corporation as part of, and are hereby incorporated by reference from, Bay National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 30, 2006.

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

The exhibit which is denominated by two @ signs (@@) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 14, 2006.

The exhibit which is denominated by a carrot sign (^) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on October 9, 2007.

The exhibit which is denominated by two plus signs (++) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form S-8 under the Securities Act of 1933, Registration Number 333-143544.

The exhibit which is denominated by two carrot signs (^^) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007.

Note: Exhibits 10.1 through 10.7 and 10.17 through 10.18 relate to management contracts or compensatory plans or arrangements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY NATIONAL CORPORATION

Date: March 25, 2008	By: /s/ Hugh W. Mohler	Hugh W. Mohler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Hugh W. Mohler Hugh W. Mohler	Director and President (Principal Executive Officer)	March 25, 2008
/s/ Mark A. Semanie Mark A. Semanie	Executive Vice President and CFO (Principal Accounting and Financial Officer)	March 25, 2008
Gary T. Gill	Director
/s/ R. Michael Gill R. Michael Gill	Director	March 25, 2008
/s/ John R. Lerch John R. Lerch	Director	March 20, 2008
/s/ Donald G. McClure, Jr. Donald G. McClure, Jr.	Director	March 27, 2008
/s/ Robert L. Moore Robert L. Moore	Director	March 26, 2008
/s/ James P. O’Conor James P. O’Conor	Director	March 25, 2008
H. Victor Rieger, Jr.	Director
/s/ William B. Rinnier William B. Rinnier	Director	March 25, 2008

/s/ Edwin A. Rommel Edwin A. Rommel, III	Director	March 25, 2008
/s/ Henry H. Stansbury Henry H. Stansbury	Director	March 25, 2008
/s/ Kenneth H. Trout Kenneth H. Trout	Director	March 25, 2008
/s/ Eugene M. Waldron, Jr. Eugene M. Waldron, Jr.	Director	March 25, 2008
/s/ Carl A. J. Wright Carl A.J. Wright	Director	March 25, 2008

EXHIBIT INDEX

No.	Description of Exhibit

3.1*	Articles of Incorporation of Bay National Corporation
3.2%	Amended and Restated Bylaws of Bay National Corporation
4.1*	Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*	Form of Common Stock Certificate
4.3@	Indenture dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company, as Trustee.
4.4@
Amended and Restated Declaration of Trust dated as of December 12, 2005 between Wilmington Trust Company, as the Trustees of Bay National Capital Trust I, Bay National Corporation, as Sponsor, and Hugh W. Mohler, Mark A. Semanie and Warren F. Boutilier, as the Administrators.

4.5@	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1+	Amended and Restated Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Hugh W. Mohler.
10.1.1	Terms of December 2008 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler.
10.2+	Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Richard C. Springer.
10.3	Terms of Employment Arrangement between Bay National Bank and Richard J. Oppitz
10.4	Terms of Employment Arrangement between Bay National Bank and Mark A. Semanie
10.5**	Bay National Corporation Stock Option Plan
10.6**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
10.15@@	Lease Agreement dated July 19, 2006 between Bay National Bank and Riderwood Limited Partnership
10.16^	Lease Agreement dated October 3, 2007 between Bay National Corporation and Columbia 100, LLC
10.17++	Bay National Corporation 2007 Stock Incentive Plan and Forms of Agreement
10.18^^	Confidential Separation Agreement and General Release by and between Bay National Bank and Richard C. Springer, dated July 3, 2007
21.1	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

The exhibits which are denominated with an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

The exhibit which is denominated with a percentage sign (%) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on September 26, 2007.

The exhibits which are denominated with an @ sign were previously filed by Bay National Corporation as part of, and are hereby incorporated by reference from, Bay National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Commission on March 30, 2006.

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

The exhibit which is denominated by two @ signs (@@) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 14, 2006.

The exhibit which is denominated by a carrot sign (^) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K filed on October 9, 2007.

The exhibit which is denominated by two plus signs (++) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form S-8 under the Securities Act of 1933, Registration Number 333-143544.

The exhibit which is denominated by two carrot signs (^^) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 14, 2007.

Note: Exhibits 10.1 through 10.7 and 10.17 through 10.18 relate to management contracts or compensatory plans or arrangements.