Form 10-Q
period 2008-03-31
BAY NATIONAL CORP
filed 2008-05-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number: 000-51765

Bay National Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-2176710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2328 West Joppa Road, Lutherville, MD 21093
Address of principal executive offices

(410) 494-2580
Registrant’s telephone number

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                          Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)               Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ____No X__

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At May 13, 2008, the issuer had 2,140,933 shares of Common Stock outstanding.

PART I  -                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)

Cash and due from banks	$485,226	$2,314,423
Federal funds sold and other overnight investments	14,374,017	4,859,248
Investment securities available for sale (AFS) - at fair value	-	399,529
Other equity securities	1,157,100	1,715,000
Loans held for sale	5,475,582	11,601,070
Loans, net of unearned fees	239,159,138	229,355,171
Total Loans	244,634,720	240,956,241
Less: Allowance for credit losses	(6,700,000)	(5,000,000)
Loans, net	237,934,720	235,956,241
Other real estate owned, net	1,765,648	946,431
Premises and equipment, net	1,306,647	1,210,787
Investment in bank owned life insurance	5,097,619	5,041,662
Accrued interest receivable and other assets	4,902,844	4,092,538

Total Assets	$267,023,821	$256,535,859

LIABILITIES

Non-interest-bearing deposits	$38,214,215	$31,044,172
Interest-bearing deposits	192,934,947	170,937,293
Total deposits	231,149,162	201,981,465

Short-term borrowings	8,312,459	25,371,508
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,081,562	1,262,334

Total Liabilities	248,543,183	236,615,307

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,140,933 and 2,137,633 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively:	21,409	21,376
Additional paid in capital	17,835,060	17,788,833
Retained earnings	624,169	2,110,343

Total Stockholders' Equity	18,480,638	19,920,552

Total Liabilities and Stockholders' Equity	$267,023,821	$256,535,859

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-month periods ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended March 31
	2008	2007

INTEREST INCOME:
Interest and fees on loans	$4,311,466	$5,084,808
Interest on federal funds sold and other overnight investments	45,391	242,286
Taxable interest and dividends on investment
securities	11,988	16,120
Total interest income	4,368,845	5,343,214

INTEREST EXPENSE:
Interest on deposits	1,618,193	2,029,447
Interest on short-term borrowings	114,365	21,181
Interest on subordinated debt	149,991	148,454
Total interest expense	1,882,549	2,199,082

Net interest income	2,486,296	3,144,132

Provision for credit losses	2,467,700	-

Net interest income after provision for
credit losses	18,596	3,144,132

NON-INTEREST INCOME:
Service charges on deposit accounts	56,251	36,941
Gain on sale of mortgage loans	79,644	135,449
Other income	72,458	19,838
Total non-interest income	208,353	192,228

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,558,957	1,497,189
Occupancy expenses	186,711	157,214
Furniture and equipment expenses	96,402	85,237
Legal and professional fees	165,193	63,861
Data processing and other outside services	253,600	186,656
Advertising and marketing related expenses	148,876	125,582
Other expenses	272,384	179,152
Total non-interest expenses	2,682,123	2,294,891

(Loss) Income before income taxes	(2,455,174)	1,041,469
Income tax (benefit) expense	(969,000)	422,000
NET (LOSS) INCOME	$(1,486,174)	$619,469

Per Share Data:

Net (Loss) Income (basic) (1)	$(.69)	$.29
Net (Loss) Income (diluted) (1)	$(.69)	$.28

Weighted Average shares outstanding (basic) (1)	2,139,845	2,128,876
Effect of Dilution – Stock options and Restricted shares (1)	-	82,200
Weighted Average shares outstanding (diluted) (1)	2,139,845	2,211,076
(1) Adjusted to reflect 1.1 stock split in the form of a dividend recorded on June 29, 2007.

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008 and 2007
(Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2008	$21,376	$17,788,833	$2,110,343	$19,920,552

Stock-based compensation expense	-	23,520	-	23,520

Issuance of Common Stock	33	22,707	-	22,740

Net Loss	-	-	(1,486,174)	(1,486,174)

Balances at March 31, 2008	$21,409	$17,835,060	$624,169	$18,480,638

	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2007	$19,354	$17,649,678	$1,173,461	$18,842,493

Stock-based compensation expense	-	16,500	-	16,500

Net Income	-	-	619,469	619,469

Balances at March 31, 2007	$19,354	$17,666,178	$1,792,930	$19,478,462

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net (Loss) Income	$(1,486,174)	$619,469
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation	73,074	65,297
Accretion of investment discounts	(471)	(8,672)
Provision for credit losses	2,467,700	-
Provision for losses on other real estate owned	67,181	-
Stock-based compensation	23,520	16,500
Increase in cash surrender of bank owned life insurance	(55,957)	-
Deferred income taxes	(977,000)	-
Gain on sale of loans held for sale	(79,644)	(135,449)
Origination of loans held for sale	(27,780,911)	(26,902,721)
Proceeds from sale of loans	33,986,043	21,651,823
Net decrease (increase) in accrued interest receivable and other assets	166,694	(23,842)
Net decrease in accrued expenses and other liabilities	(180,772)	(473,683)
Net cash provided by (used in) operating activities	6,223,283	(5,191,278)

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	-	(691,194)
Maturities of investment securities available for sale	400,000	700,000
Redemption (purchase) of Federal Home Loan Bank of Atlanta
Stock	557,900	(38,700)
Loan disbursements in excess of principal payments	(11,454,977)	(3,696,725)
Expenditures for other real estate owned	(3,088)	-
Expenditures for premises and equipment	(168,934)	(65,518)
Net cash used in investing activities	(10,669,099)	(3,792,137)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	29,167,697	(5,886,594)
Net (decrease) increase in short-term borrowings	(17,059,049)	1,136,000
Net proceeds from issuance of common stock	22,740	-
Net cash provided by (used in) financing activities	12,131,388	(4,750,594)

Net increase (decrease) in cash and cash equivalents	7,685,572	(13,734,009)
Cash and cash equivalents at beginning of year	7,173,671	33,898,204

Cash and cash equivalents at end of year	$14,859,243	$20,164,195

Supplemental information:
Interest paid	$1,920,193	$2,180,100
Income taxes paid	$-	$215,000
Amount transferred from loans to other real estate owned	$883,310	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The balances as of December 31, 2007 have been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation’s 2007 Annual Report on Form 10-K. There have been no significant changes to the Company’s accounting policies as disclosed in the 2007 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2008 or any other interim period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of March 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2008, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

3. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

As of March 31, 2008, the Company had no balance sheet categories that are required by generally accepted accounting principles to be recorded at fair value.

Loans held for sale and loans held in the Company’s loan portfolio are valued at cost. Any impairment of the value of these loans is reflected in the allowance for credit losses.

Other real estate owned (“OREO”) property is valued at the time of foreclosure and transferred to OREO from loans. Generally, the value of OREO is based upon the lower of cost or net realizable value as determined by third party real estate appraisals less the cost of disposal.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2008.

4.      INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” in the first quarter of 2007.  The Company utilizes statutory requirements for its income tax accounting and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not.  Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves.

5.      EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options. The Company’s common stock options were not considered in the computation of diluted earnings per share for the three months ended March 31, 2008 because the result would have been anti-dilutive.  There were no shares or options as of March 31, 2007 excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.  All shares and per share data have been adjusted to reflect the 1.1 stock split in the form of a dividend recorded on June 29, 2007.

6.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three-month periods ended March 31, 2008 and 2007.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ended March 31
	2008	2007

Amounts charged against income, before tax benefit	$23,520	$16,500

Amount of related income tax benefit recognized in income	$8,123	$5,610

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

The Incentive Plan authorizes the issuance of up to 200,000 shares of common stock plus any shares that were available under the Company’s 2001 Stock Option Plan (“Option Plan”) that terminated as of May 22, 2007 and shares subject to options granted under the Option Plan that expire or terminate without having been fully exercised.  The Incentive Plan has a term of ten years and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant.  As of March 31, 2008, twelve Awards had been granted under the Incentive Plan.  Five of these Awards included an unrestricted stock grant of 550 shares to five employees in August 2007 based on their 2006 performance.  The Awards vested immediately upon issuance and the closing stock price on the grant date was $15.46.  The remaining seven Awards represent restricted stock awards and are discussed in more detail below in the section entitled “Restricted Stock Units.”

The unrecognized compensation cost related to unvested stock option awards was $12,716 for the quarter ended March 31, 2008 based upon a weighted average fair value of $2.75.

The following is a summary of changes in outstanding options for the three-month periods ended March 31, 2008 and 2007 (amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a dividend recorded on June 29, 2007):

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2007	141,446	$ 6.98
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, March 31, 2007	141,446	$ 6.98

Balance, January 1, 2008	138,741	$ 6.99
Granted	-	-
Cancelled	-	-
Exercised	(3,300)	$ 6.89
Balance, March 31, 2008	135,441	$ 6.99

Weighted average fair value of options granted during 2002	$2.75

The following table summarizes information about options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	116,945	1	$6.89	116,945	$6.89
$7.61	18,496	2	$7.61	13,872	$7.61
	135,441		$6.99	130,817	$6.97

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2008 was $211,388 and $207,037, respectively, based upon a closing price of $8.55 per share.

Restricted Stock Units

The following table summarizes the changes in outstanding shares under restricted stock grants for the three-month periods ended March 31, 2008 and 2007.  Amounts have been adjusted to reflect a 1.1 to one stock split in the form of a dividend recorded on June 29, 2007.

	Number of Shares	Weighted Value at Issuance Date
Unvested grants at January 1, 2008	24,000	$15.91
Granted	7,500	10.25
Vested	-	-
Cancelled	-	-
Unvested grants at March 31, 2008	31,500	$14.56

Unvested grants at January 1, 2007	13,200	$17.23
Granted	-	-
Vested	-	-
Cancelled	-	-
Unvested grants at March 31, 2007	13,200	$17.23

During the three-month period ending March 31, 2008, a total of 7,500 shares of the Company’s common stock had been awarded to three employees.  These awards vest 20% on each anniversary of the employee’s hiring date over 5 years.

The Company incurred compensation expense of $23,520 associated with restricted stock for the three-month period ending March 31, 2008.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of March 31, 2008 and December 31, 2007 and for the three-month periods ended March 31, 2008 and 2007.

Overview

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

The Company experienced a significant operating loss during the quarter ended March 31, 2008 resulting from difficulties in its portfolio of investor owned residential real estate loans. Asset growth was strong, lead by growth in the commercial loan portfolio. Key measurements for the three-month period ended March 31, 2008 include the following:

•	Total assets at March 31, 2008 increased to $267.0 million from $256.5 million as of December 31, 2007.

•	Net loans outstanding increased from $236.0 million as of December 31, 2007 to $237.9 million as of March 31, 2008.

•
There was approximately $10.5 million in non-accrual loans as of March 31, 2008.  In addition, the Company foreclosed on five pieces of residential real estate related to investor-owned residential real estate during the quarter. These properties were placed into other real estate owned at estimated net realizable value of approximately $883,310.  There were no other non-performing assets as of March 31, 2008. There was one loan, of approximately $37,000, that was considered a nonperforming loan as of March 31, 2007.  The Company continues to maintain appropriate reserves for credit losses.

•	Deposits at March 31, 2008 increased to $231.1 million from $202.0 million as of December 31, 2007.

•	The net loss for the period ended March 31, 2008 was $1.5 million, compared to net income of $619,469 for the same period in 2007.

•	Net interest income, the Company’s main source of income, was $2.5 million during the three-month period ended March 31, 2008, compared to $3.1 million for the same period in 2007.

•
The Company added $2.5 million to the allowance for credit losses in order to replenish the allowance for first quarter 2008 net charge-offs totaling $767,700 and provide $1.7 million of additional reserves against the portfolio of residential real estate construction and reconstruction loans. The charge-offs were primarily a result of weaknesses in the Company’s portfolio of residential construction and reconstruction loans arising from problems in the housing market in the Company’s target markets. There were no charge-offs for the three-month period ended March 31, 2007.

•	Non-interest income increased by $16,125, or 8.4%, for the three-month period ended March 31, 2008, as compared to the same period in 2007.

•	Non-interest expenses increased by $387,232, or 16.9%, for the three-month period ended March 31, 2008, as compared to the same period in 2007.

•	The Company’s common stock closed at $8.55 on March 31, 2008, which represented a 49.8% decline from its closing price of $17.04 on March 31, 2007.

•	During the quarter, the Company added four seasoned commercial bankers in its effort to capitalize on the disruption created by bank mergers in the metropolitan Baltimore market.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

The Company recorded a net loss of $1.5 million for the three-month period ended March 31, 2008. This compares to net income of $619,469 for the same period in 2007. This is a decrease of $2.1 million, or 339.9% for the three-month period. The decrease in year-over-year results is due primarily to a $2.5 million provision for credit losses recorded against the Bank’s portfolio of residential construction and reconstruction loans due to charge-offs of $767,700 and management’s decision to record an additional $1.7 million provision. In addition, there was an increase in non-interest expenses related to the expansion of the Bank’s commercial business development staff which commenced in the third quarter of 2007, and a declining rate environment and increased non-accrual loans have combined to create pressure on the Bank’s interest margins.

The Bank’s mortgage origination operations, located in Towson and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. For the three-month periods ended March 31, 2008 and 2007, net gains on the sale of mortgage loans totaled $79,644 and $135,449, respectively.

Gains on the sale of mortgage loans have decreased for the three-month period ended March 31, 2008 as compared to the same period in 2007 due to a slowdown in the real estate market in the Company’s markets.

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

As of March 31, 2008, the Company held $1.7 million of these loans which were classified as held for sale. The Company earned $47,618 of interest on this program for the three-month period ended March 31, 2008. This compares to $59,335 for the same period in 2007. The decrease in interest from this program is due to a decrease in the prime rate of interest in effect for the period ended March 31, 2008.

Management expects the remainder of 2008 to continue to be challenging for earnings and asset growth as a result of the slowing economy, the weakness in the residential real estate market and the Company’s decision to continue to invest in personnel to support its long-term growth.  Actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the volatility of volume in the mortgage participations purchasing program, the volatility of mortgage loan production, which is sensitive to economic and interest rate fluctuations and other competitive pressures that arise in a slowing economy.

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

As previously stated, net interest income was $2.5 million for the three-month period ended March 31, 2008 as compared to $3.1 million for the same period in 2007. This represents a decrease of 20.9% for the three-month period ended March 31, 2008, as compared to the same period in 2007.

Interest income from loans and investments for the three-month period ended March 31, 2008 was $4.4 million, compared to $5.3 million for the same period ended March 31, 2007.  The 18.2% decrease for the three-month period over the same period in 2007 was primarily attributed to lost interest from $10.5 million of non-accrual loans and the decline in residential construction loan originations.   In addition, the target federal funds rate decreased from 5.25% as of March 31, 2007 to 2.25% effective March 18, 2008.  The yields on interest earning assets decreased from 8.77% for the three months ended March 31, 2007 to 6.98% for the three months ended March 31, 2008.

The percentage of average interest-earning assets represented by loans was 94.8% and 90.0% for the three-month periods ended March 31, 2008 and 2007, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the three-month period ended March 31, 2008, the average yield on the loan portfolio decreased to 7.27% from 9.28% for the three-month period ended March 31, 2007.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 1.75% for the three-month period ended March 31, 2008 as compared to 4.25% for the same period in 2007. This decline in the average yield was a direct result of a decrease in the rates paid on these investments for the majority of the 2008 period.  The percentage of average interest-earning assets represented by investments was 5.2% and 10.0% for the three-month periods ended March 31, 2008 and 2007, respectively.

Interest expense from deposits and borrowings for the three-month period ended March 31, 2008 was $1.9 million compared to $2.2 million for the same period in 2007. The 14.4% decrease for the three-month period is the result of the previously discussed reduction in the target federal funds rate as well as reduction in the mix of deposits held in the form of Certificates of Deposit (“CDs”). CDs are the Bank’s most expensive form of deposits. As of March 31, 2008, these deposits comprised 52.2% of average interest-bearing liabilities compared to 57.5% of average interest-bearing liabilities as of March 31, 2007. Average rates paid on all interest-bearing liabilities decreased from 4.54% for the three-month period ended March 31, 2007 to 3.73% for the three-month period ended March 31, 2008.

As a result of the factors discussed above, net interest margins decreased to 3.97% for the three-month period ended March 31, 2008 from 5.16% for the same period in 2007. Although management has been able to implement deposit rate decreases, the yield on loans and investments decreased at a higher rate than the cost of funds. Management has observed ongoing pressure to offer lower rates on loans as the market for loans has become more competitive.  In addition, the market is very competitive for deposits, which, as is typical, has limited management’s ability to maintain margins through reductions in the interest rates on deposit accounts.

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

Three Months Ended March 31, 2008
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$238,645,097	$4,311,466	7.27%
Investment securities	1,423,112	11,988	3.39
Federal funds sold and other overnight investments	11,779,081	45,391	1.55
Total earning assets	251,847,290	4,368,845	6.98%
Less: Allowance for credit losses	(5,015,269)
Cash and due from banks	728,732
Other real estate owned	959,659
Premises and equipment, net	1,230,823
Investment in bank owned life insurance	5,060,880
Accrued interest receivable and other assets	3,529,583
Total assets	$258,341,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,426,639	441,993	2.45%
Regular savings deposits	1,905,918	2,220.47
Time deposits	105,959,645	1,173,980	4.46
Short-term borrowings	14,539,853	114,365	3.16
Subordinated debt	8,000,000	149,991	7.54
Total interest-bearing liabilities	202,832,055	1,882,549	3.73%
Net interest income and spread		$2,486,296	3.25%
Non-interest-bearing demand deposits	34,527,128
Accrued expenses and other liabilities	916,788
Stockholders’ equity	20,065,727
Total liabilities and stockholders’ equity	$258,341,698

Interest and fee income/earning assets	6.98%
Interest expense/earning assets	3.01
Net interest margin	3.97%

Return on Average Assets (Annualized)	(2.31)%
Return on Average Equity (Annualized)	(29.79)%
Average Equity to Average Assets	7.77%

Three Months Ended March 31, 2007
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$222,318,445	$5,084,808	9.28%
Investment securities	1,813,643	16,120	3.60
Federal funds sold and other overnight investments	22,834,795	242,286	4.30
Total earning assets	246,966,883	5,343,214	8.77%
Less: Allowance for credit losses	(3,184,310)
Cash and due from banks	2,154,643
Premises and equipment, net	1,112,504
Accrued interest receivable and other assets	2,774,005
Total assets	$249,823,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$67,345,355	588,386	3.54%
Regular savings deposits	6,191,421	33,456	2.19
Time deposits	112,854,354	1,407,605	5.06
Short-term borrowings	1,935,300	21,181	4.44
Subordinated debt	8,000,000	148,454	7.53
Total interest-bearing liabilities	196,326,430	2,199,082	4.54%
Net interest income and spread		$3,144,132	4.23%
Non-interest-bearing demand deposits	32,355,446
Accrued expenses and other liabilities	1,822,967
Stockholders’ equity	19,318,882
Total liabilities and stockholders’ equity	$249,823,725

Interest and fee income/earning assets	8.77%
Interest expense/earning assets	3.61
Net interest margin	5.16%

Return on Average Assets (Annualized)	1.01%
Return on Average Equity (Annualized)	13.00%
Average Equity to Average Assets	7.73%

Provision for Credit Losses

There was a $2.5 million provision for credit losses for the three-month period ended March 31, 2008. There was no provision required for the same period in 2007. The provision for credit losses is reflective of the ongoing decline in the residential real estate market resulting in difficulty on the part of borrowers to refinance or sell residential real estate. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, income on bank owned life insurance and cash management fees. For the three-month period ended March 31, 2008, the Company realized non-interest income of $208,353 as compared to $192,228 for the same period in 2007. Gains on the sale of mortgage loans of $79,644 comprised 38.2% of the total for the three-month period ended March 31, 2008. This compares to gains on the sale of mortgage loans of $135,449, or 70.5%, of total non-interest income for the three-month period ended March 31, 2007.

The level of gains on the sale of mortgage loans decreased for the three-month period ended March 31, 2008 due to a general decrease in home purchase and refinance activity in the Company’s markets.

Service charges on deposit accounts totaled $56,251 for the three-month period ended March 31, 2008 as compared to $36,941 for the same period in 2007. The increase of 52.3% is attributable to an increase in overdraft fees charged on transaction accounts as well as an increase in analysis fees charged on business checking accounts. Although overdraft fees increased, the Company continues to maintain a very low level of average overdrafts. Analysis fees have increased as a result of the previously discussed Federal Reserve actions, which reduced the rates used to calculate credits available to customers to offset any analysis fees they incurred.

Other income totaled $72,458 for the three-month period ended March 31, 2008, as compared to $19,838 for the same period in 2007. The increase of 265.2% is attributable to the Company’s investment in bank owned life insurance (“BOLI”), which was purchased during the fourth quarter of 2007.  The initial investment totaled $5.0 million and the Company recognized income of $55,957 related to increases in this investment during the three months ended March 31, 2008.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month period ended March 31, 2008 totaled $2.7 million. This compares to non-interest expense for the comparable period in 2007 of $2.3 million. The increase of $387,232, or 16.9%, is spread across almost all expense categories and resulted from the growth of the business development staff as well as the costs associated with managing the portfolio of investor owned residential real estate loans.

The increases in salaries and benefits of $61,768 for the three-month period related to staffing growth, including the expansion into the Baltimore-Washington Corridor with the January 2008 opening of an office in Columbia staffed with seven experienced commercial relationship managers, a cash management specialist and a commercial account manager. In addition, an experienced commercial relationship manager was added in the Lutherville office and additional account managers were hired to manage the anticipated growth in business from these offices. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume. The cost of this additional staffing was somewhat offset by a reduction in commissions paid due to a significant decline in the origination of residential construction and reconstruction loans. The Company’s strategy to continue to pursue additional markets may have a short-term impact on operating results.

Occupancy expenses increased by $29,497 for the three months ended March 31, 2008 as compared to the same period in 2007. The 18.8% increase for the period was due to scheduled rent increases and the acquisition of new space obtained in December 2007 for the Company’s Baltimore-Washington Corridor office located in Columbia, Maryland.

Legal and professional fees increased $101,332, or 158.7%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increase was related to legal fees and other costs incurred to manage the collection and foreclosure process on loans in the Company’s residential real estate portfolio.

Data processing and other outside services expense increased $66,944, or 35.9%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increase for the period is due to the cost of implementing and supporting a computer infrastructure at an additional location, the costs associated with implementation and expansion of the Company’s remote deposit capture product, an increase in outsourced data and item processing costs that are a function of the growth of the Bank, recruiting expenses associated with hiring new staff and an increased use of outsourced administrative services to accommodate the growth of the Company in lieu of adding additional administrative staff.

Advertising and marketing-related expenses increased $23,294, or 18.5%, for the three months ended March 31, 2008 as compared to the same period in 2007. The increase is a result of the expansion of the business development staff and the opening of the office in the Baltimore-Washington Corridor.

The $104,397, or 39.5%, increase in all other non-interest expense items for the three-month period ended March 31, 2008 related to a $67,181 reduction in the value of two properties in other real estate owned as well as increases in other various costs associated with the increased size and complexity of the Company.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income, before the loan loss provision, and non-interest income. The Company’s efficiency ratio was 99.5% for the three-month period ended March 31, 2008. This compares to 68.8% for the same period in 2007. The increase in the efficiency ratio from the prior year is a result of the previously discussed decline in revenue as well as management’s decision to continue to invest in personnel to support the long-term growth of the Company.

Management will continue to focus on leveraging its cost structure to generate profitable growth. The Company will continue to seek opportunities to capitalize on market disruption created by the continued fallout from the consolidations of regional and national banks, most notably, the recent merger of one of the last independent Baltimore-based banks, Mercantile-Safe Deposit and Trust with Pittsburgh-based PNC. The Company will continue to pursue experienced commercial bankers in order to expand its footprint in thriving markets. This strategy may have a short-term impact on operating results; however, management and the Board of Directors believe it is in the best long-term interests of the Company and its shareholders.

Income Taxes

For the three-month period ended March 31, 2008, the Company recorded an income tax benefit of $969,000. This compares to income tax expense of $422,000 recorded for the same period in 2007.  The change is a direct result of the significant decline in taxable income between the periods.

Financial Condition

Composition of the Balance Sheet

As of March 31, 2008, total assets were $267.0 million. This represents an increase of $10.5 million, or 4.1%, since December 31, 2007. The change in total assets includes increases of $9.5 million in Federal funds sold and other overnight investments, $2.0 million in loans net of the allowance for credit losses, $819,217 in other real estate owned, $55,957 in bank owned life insurance and approximately $906,166 in other non-earning assets. These increases were offset by decreases of $1.8 million in cash and due from banks, $399,529 in investment securities available for sale and $557,900 in other equity securities.

Under a program introduced during the second quarter of 2004, the Company purchases a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans that a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor, during which time the secondary market investor reviews the files for completeness and accuracy. The Company earns interest on these loans at a rate indexed to the prime rate. The primary risk of this program is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio.

As of March 31, 2008, the Company held $1.7 million of these loans which were classified as held for sale. There were $8.2 million of loans outstanding under this program as of December 31, 2007. This fluctuation in balances is indicative of the cyclical nature of mortgage lending and the mortgage company’s ability to use other funding sources as its volume fluctuates. This decrease was somewhat offset by strong mortgage production by the Company’s Salisbury mortgage operation in March 2008.  As of May 13, 2008, the Company sold $4.5 million of loans classified as held for sale that were outstanding as of March 31, 2008.  One loan of approximately $972,000 could not be sold and is likely to be transferred to the Company’s portfolio.  This loan is past due as of May 13, 2008 and the Bank is pursuing restructuring or foreclosure. Management believes that it has established an adequate allowance for credit loss against this loan.

As of March 31, 2008, loans, excluding loans held for sale, totaled $239.2 million. This represents an increase of $9.8 million, or 4.3%, from a balance of $229.4 million as of December 31, 2007. Loan growth was particularly strong in the Company’s Lutherville office and its newly opened Baltimore-Washington Corridor office. This growth resulted from the addition of experienced Commercial Relationship Managers that were well positioned to take advantage of market disruptions caused by turnover in the lending staffs of two institutions in the Company’s markets.

The composition of the loan portfolio as of March 31, 2008 was approximately $113.0 million of commercial loans, $2.7 million of consumer loans, and $123.5 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2007 was approximately $102.7 million of commercial loans, $4.1 million of consumer loans, and $122.6 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $5.5 million and $11.6 million as of March 31, 2008 and December 31, 2007, respectively.

The Company has experienced ongoing weakness in its portfolio of residential construction and reconstruction loans. The total portfolio as of March 31, 2008 was approximately $50.8 million of which $10.5 million was classified as non-accrual and an additional $10.0 million was 30 days or more past due. Management is proactively and aggressively addressing the problems in this portfolio by reviewing the specific credits more frequently, consulting with legal counsel when necessary, working with borrowers for potential restructure or working with potential investors to facilitate the sale of the property. In addition, the Company has significantly tightened underwriting standards for these types of loans and is currently originating very little of this business.  Resolving these issues will take time as the residential real estate market works through its downturn and housing inventories return to normal levels; therefore, there can be no assurance that management’s actions will result in decreases in the rate of non-accrual and past due loans.

During the three-month period ending March 31, 2008, the Company foreclosed on five pieces of residential real estate related to investor owned residential real estate. These properties were placed into other real estate owned at estimated net realizable value of approximately $883,310. The difference between the related loan balances totaling approximately $1.6 million and the net realizable value was charged off to the allowance for credit losses during the period. These foreclosures combined with additional write-downs and reserves of $67,181 on properties already held in other real estate owned brought the total other real estate owned to approximately $1.8 million as of March 31, 2008.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and bank owned life insurance. These investments totaled approximately $21.1 million as of March 31, 2008 compared to approximately $14.3 million as of December 31, 2007.

At March 31, 2008, the Company had cash and due from banks of $485,226 as compared to $2.3 million as of December 31, 2007. Management attempts to limit the amount of these funds since they are non-interest bearing. As of March 31, 2008, the Company had federal funds sold and other overnight investments totaling $14.4 million as compared to $4.9 million as of December 31, 2007. The increase is a result of management’s decision to gather relatively low cost funds in the national market for CDs in order to fund current and anticipated loan growth as well as pay down short-term borrowings. The Company held $607,300 of Federal Reserve Bank stock as of both March 31, 2008 and December 31, 2007. The Company also held Federal Home Loan Bank of Atlanta (“FHLB”) stock of $549,800 and $1,107,700 as of March 31, 2008 and December 31, 2007, respectively. The decrease in FHLB stock is a result of reduced borrowings under FHLB lines of credit which require the purchase of stock equivalent to 4.5% of outstanding borrowings. As of December 31, 2007, the Company held U.S. Treasury bills with a maturity value of $400,000, none of which was held as of March 31, 2008.

Deposits at March 31, 2008 were $231.1 million of which approximately $6.9 million, or 3.0%, was related to one customer. Deposits at December 31, 2007 were $202.0 million of which deposits for the same customer stood at approximately $6.2 million, or 3.1%, of total deposits. The deposits for this customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.  The increase in total deposits from December 31, 2007 was related to replenishment of core deposits that were drawn down in the fourth quarter of 2007 as well as the previously discussed effort to gather reasonably priced national market CDs to fund current and anticipated loan growth as well as pay down short-term borrowings. National market certificates of deposit are discussed in more detail below.

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network.  These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of March 31, 2008, the Company had approximately $2.3 million of CDARS deposits outstanding of which $2.1 million were placed on behalf of customers and $228,781 was raised by the Company. As of December 31, 2007, the Company had approximately $27.0 million of CDARS deposits outstanding of which $1.0 million were placed on behalf of customers and $26.0 million were raised by the Company. The decrease in CDARS deposits from December 31, 2007 reflects management’s decision to payoff short-term funding sources and use the national market for CDs to extend the terms on time deposits at favorable rates.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposit. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds or when the cost of funds for these deposits is determined to be low enough to lock in for longer term funding needs. As of March 31, 2008, the Company had outstanding certificates of deposit of approximately $50.7 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). The national market certificates of deposit were issued with an average yield of 3.59% and an average term of 17 months. Included in the $50.7 million are national market certificates of deposit totaling approximately $30.4 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 3.4% and an average term of 13 months.  As of December 31, 2007, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $4.6 million. Included in the $4.6 million were national market certificates of deposit totaling $199,000 that had been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as all deposits other than national market certificates of deposit, CDARS deposits and $3.0 million of the $6.9 million of deposits from the large customer described above, stood at $176.4 million as of March 31, 2008. The $10.3 million, or 6.2%, increase from the total as of December 31, 2007 of $166.1 million represented a return to more normal levels after unusual liquidity draw downs by customers during the fourth quarter of 2007. The Company successfully competed for new deposits during the period ended March 31, 2008 and restored liquidity in order to pay down short-term borrowings and fund loan growth. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

As of March 31, 2008, short-term borrowings consisted of $8.3 million borrowed under an Overnight Commercial Paper program. Borrowings under the Overnight Commercial Paper are unsecured and are subordinated to all deposits. While these amounts are not classified as deposits, they do represent customer relationships with commercial enterprises.

Included in short-term borrowings as of December 31, 2007 is $7.3 million of borrowings under the previously-mentioned Overnight Commercial Paper program and $3.6 million borrowed under Federal Funds lines of credit. These borrowings are unsecured and are subordinated to all deposits. In addition, the Company borrowed $14.4 million under its secured FHLB credit facility.

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

The allowance for credit losses as of March 31, 2008 and December 31, 2007 was $6.7 million and $5.0 million, respectively. These amounts equated to 2.74% and 2.08% of outstanding loans, including loans held for sale, as of March 31, 2008 and December 31, 2007, respectively. Excluding loans held for sale, the allowance for credit losses equated to 2.80% and 2.18% of outstanding loans as of March 31, 2008 and December 31, 2007, respectively. The increased percentage was due to an additional provision of $1.7 million recorded in the first quarter of 2008 due to ongoing weaknesses in the Company’s portfolio of residential construction and reconstruction loans.  This is a direct result of weaknesses in the housing markets in its target markets.  Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of March 31, 2008, the Company had non-accrual loans totaling $10.5 million, all of which were included in the residential real estate construction and reconstruction loan portfolio. This is a direct result of the slowdown in the real estate market, which has resulted in an increase in loan extensions and delinquencies due to the inability of borrowers to refinance or sell properties as quickly as anticipated.  These nonperforming loans represented 4.3% of total outstanding loans, including loans held for sale, as of March 31, 2008.  All of these loans are at least partially collateralized by real estate. As of December 31, 2007, the Company had $9.4 million of non-accrual loans representing 3.9% of total outstanding loans.  Management will continue to closely monitor these loans and the overall level of delinquencies; however, management believes that the allowance for credit losses is adequate for these loans.  Any losses on these loans will be charged off as soon as the amount of loss is determinable.

The Company recorded $767,700 of net charge-offs during the three-month period ended March 31, 2008. The Company recovered $27,930 of 2006 charge-offs during the three-month period ended March 31, 2007.

Management believes that the overall allowance for credit losses is adequate for each period presented.

Liquidity

The Company’s overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the liquidity position daily.

The Company’s primary sources of funds are deposits, short-term borrowings in the form of borrowings under the Overnight Commercial Paper program, Federal funds and FHLB credit facilities, scheduled amortization and prepayment of loans, funds provided by operations and capital. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by economic conditions and rates offered by our competition.

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of March 31, 2008, the Company had $485,226 in cash and due from banks, $14.4 million in federal funds sold and other overnight investments and $5.5 million in loans expected to be sold within 60 days. As of December 31, 2007, the Company had $2.3 million in cash and due from banks, $4.9 million in federal funds sold and other overnight investments, $399,529 in three-month U.S. Treasury Securities and $11.6 million in loans expected to be sold within 60 days.

The relative stability in the overall level of liquid assets was the result of a deliberate effort by management to tightly manage liquidity by maintaining a high loan to deposit ratio and the use of short-term borrowings to meet unusual draws on liquidity if the cost of using short-term borrowings is more advantageous than issuing certificates of deposit. The goal of this strategy is to maximize net interest margin. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity as would reductions in the level of customer deposits.

The Company has commitments for a total of $9 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $25 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of March 31, 2008. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time to time, the Company may sell or participate out loans to create additional liquidity as required.

The Company has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. The Company will choose to retain maturing certificates of deposit, when necessary, by offering competitive rates.

Management is not aware of any known trends, events or uncertainties, not otherwise discussed above, that will have or are reasonably likely to have a material effect on liquidity, capital or operations, nor is management aware of any current recommendation by regulatory authorities, which if implemented, would have a material effect on liquidity, capital or operations.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2008, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$14,374,017	5.52%	$14,374,017	$-	$-	$-
Loans held for sale	5,475,582	2.10	5,475,582	-	-	-
Loans – Variable rate	119,987,514	46.12	119,987,514	-	-	-
Loans – Fixed rate	119,171,624	45.81	36,648,553	18,598,590	54,029,420	9,895,061
Other earning assets	1,157,100.45		-	-	-	1,157,100
Total interest-earning assets	$260,165,837	100.00%	176,485,666	$18,598,590	54,029,420	11,052,161

Interest-bearing liabilities
Deposits – Variable rate	$76,428,068	36.53%	$76,428,068	$-	$-	$-
Deposits – Fixed rate	116,506,879	55.68	22,234,072	57,886,441	36,386,366	-
Short-term borrowings – Variable rate	8,312,459	3.97	8,312,459	-	-	-
Subordinated debt	8,000,000	3.82	-	-	-	8,000,000
Total interest-bearing liabilities	$209,247,406	100.00%	$106,974,599	$57,886,441	$36,386,366	$8,000,000

Periodic repricing differences
Periodic gap			$69,511,067	$(39,287,851)	$17,643,054	$3,052,161
Cumulative gap			$69,511,067	$30,223,216	$47,866,270	$50,918,431

Ratio of rate sensitive assets to rate sensitive liabilities			164.98%	32.13%	148.49%	138.15%

The Company has 53.74% of its interest-earning assets and 44.32% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $50.9 million. The majority of this gap is concentrated in items maturing or repricing within five years. This gap is generally reflective of the Company’s effort, over the past six months, to maintain flexibility in the balance sheet in a declining interest rate environment. As rates have dropped over the past six months, the Company has begun to extend the term on time deposits in order to lock in lower deposit rates for a longer period of time. This analysis indicates that the Company will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure, and evaluates pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable-rate notes and providing for repricing opportunities on fixed-rate notes. Management believes that a lending strategy focusing on variable-rate loans and short-term fixed-rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed-rate loans and/or investments when, in management’s judgment, rates adequately compensate the Company for the interest rate risk. The Company's current investment concentration in Federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity, since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired; although, competitive factors sometimes make control over deposit maturity difficult.

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

Outstanding loan commitments and lines and letters of credit as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Loan commitments	$37,658,688	$35,114,676
Unused lines of credit	85,653,922	85,999,686
Letters of credit	3,620,314	3,564,927

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

The stability in the overall level of loan commitments as of March 31, 2008 as compared to December 31, 2007 is reflective of the ongoing efforts to maintain a steady flow of commercial and industrial loans in order to sustain loan growth and increase revenue in order to leverage the investment made in additional business development staff.

Capital Resources

The Company had stockholders’ equity at March 31, 2008 of $18.5 million as compared to $19.9 million at December 31, 2007. The decrease in capital is a result of the operating loss incurred for the three months ended March 31, 2008. Management is pursuing alternatives to ensure that the Company has adequate capital to support projected asset growth over the next 12 months.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could have paid dividends to the Company without approval from bank regulatory agencies at March 31, 2008; however, such payments are not currently planned.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008	December 31, 2007
Total deposits	$231,149,162	$201,981,465
National market certificates of deposit (includes CDARS deposits)	(50,889,243)	(32,661,081)
Variable balance accounts (1 customer at March 31, 2008 and December 31, 2007)	(6,898,442)	(6,230,689)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$176,361,477	$166,089,695

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of March 31, 2008.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding market expansion, earnings, asset and business growth, hiring intentions, future sources of income, operating results and profitability, liquidity, allowance for credit losses, interest rate sensitivity, future market conditions, market opportunities and financial and other goals, as well as statements with respect to the future status of our loan portfolio are forward-looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-Q; the Company’s dependence on key personnel; risks related to the Bank’s choice of loan portfolio; continuing declines in the real estate market in the Company’s markets and in the economy generally; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-K for the year ended December 31, 2007. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 1A.     Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

On February 26, 2008, the Parent’s Board of Directors authorized the issuance of a total of 8,148 shares of unregistered shares of Parent common stock, $.01 par value per share, to the Parent’s current directors in lieu of cash fees owed for services as directors during the year ended December 31, 2007.  This issuance is exempt from registration by Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay National Corporation

Date: May 14, 2008	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)