Form 10-Q
period 2008-06-30
BAY NATIONAL CORP
filed 2008-08-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At August 14, 2008, the issuer had 2,151,301 shares of Common Stock outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1.       Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)

Cash and due from banks	$458,990	$2,314,423
Federal funds sold and other overnight investments	12,183,948	4,859,248
Investment securities available for sale (AFS) - at fair value	-	399,529
Other equity securities	1,503,000	1,715,000
Loans held for sale	4,216,362	11,601,070
Loans, net of unearned fees	250,204,991	229,355,171
Total Loans	254,421,353	240,956,241
Less: Allowance for credit losses	(6,700,000)	(5,000,000)
Loans, net	247,721,353	235,956,241
Other real estate owned, net	2,067,955	946,431
Premises and equipment, net	1,331,421	1,210,787
Investment in bank owned life insurance	5,154,984	5,041,662
Accrued interest receivable and other assets	5,404,730	4,092,538

Total Assets	$275,826,381	$256,535,859

LIABILITIES

Non-interest-bearing deposits	$38,260,722	$31,044,172
Interest-bearing deposits	188,890,888	170,937,293
Total deposits	227,151,610	201,981,465

Short-term borrowings	21,811,135	25,371,508
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,062,295	1,262,334

Total Liabilities	258,025,040	236,615,307

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,147,551 and 2,137,633 issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	21,476	21,376
Additional paid in capital	17,931,954	17,788,833
Retained earnings (accumulated deficit)	(152,089)	2,110,343

Total Stockholders' Equity	17,801,341	19,920,552

Total Liabilities and Stockholders' Equity	$275,826,381	$256,535,859

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six-month periods ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

INTEREST INCOME:
Interest and fees on loans	$3,786,381	$5,125,869	$8,094,465	$10,210,677
Interest on federal funds sold and other overnight investments	39,721	184,928	85,112	427,214
Taxable interest and dividends on investment
securities	26,975	33,526	38,963	49,646
Total interest income	3,853,077	5,344,323	8,218,540	10,687,537

INTEREST EXPENSE:
Interest on deposits	1,409,265	2,101,080	3,027,458	4,130,527
Interest on short-term borrowings	37,729	39,523	152,094	60,704
Interest on subordinated debt	150,131	150,109	300,122	298,563
Total interest expense	1,597,125	2,290,712	3,479,674	4,489,794

Net interest income	2,255,952	3,053,611	4,738,866	6,197,743

Provision for credit losses	557,929	-	3,025,629	-

Net interest income after provision for
credit losses	1,698,023	3,053,611	1,713,237	6,197,743

NON-INTEREST INCOME:
Service charges on deposit accounts	69,128	35,470	125,379	72,411
Gain on sale of mortgage loans	60,993	125,043	140,637	260,492
Income from bank owned life insurance	57,365	-	113,322	-
Other income	14,403	20,465	30,904	40,303
Total non-interest income	201,889	180,978	410,242	373,206

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,625,370	1,375,588	3,184,327	2,872,777
Occupancy expenses	187,707	163,263	374,418	320,477
Furniture and equipment expenses	103,049	84,674	199,451	169,911
Legal and professional fees	291,878	76,044	457,071	139,905
Data processing and other outside services	276,855	207,207	530,455	393,863
Advertising and marketing related expenses	152,214	85,925	301,090	211,507
Other expenses	359,389	224,262	628,391	403,414
Total non-interest expenses	2,996,462	2,216,963	5,675,203	4,511,854

(Loss) Income before income taxes	(1,096,550)	1,017,626	(3,551,724)	2,059,095
Income tax (benefit) expense	(320,292)	396,000	(1,289,292)	818,000
NET (LOSS) INCOME	$(776,258)	$621,626	$(2,262,432)	$1,241,095

Per Share Data:

Net (Loss) Income (basic) (1)	$(.36)	$.29	$(1.06)	$.58
Net (Loss) Income (diluted) (1)	$(.36)	$.28	$(1.06)	$.56

Weighted Average shares outstanding (basic) (1)	2,141,806	2,130,375	2,140,825	2,129,629
Effect of Dilution – Stock options and Restricted shares (1)	-	79,866	-	80,388
Weighted Average shares outstanding (diluted) (1)	2,141,806	2,210,241	2,140,825	2,210,017
(1)	Adjusted to reflect 1.1 stock split in the form of a dividend recorded on June 29, 2007

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008 and 2007
(Unaudited)

	Common Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 1, 2008	$21,376	$17,788,833	$2,110,343	$19,920,552

Stock-based compensation expense	-	52,646	-	52,646

Issuance of Common Stock	100	90,475	-	90,575

Net Loss	-	-	(2,262,432)	(2,262,432)

Balances at June 30, 2008	$21,476	$17,931,954	$(152,089)	$17,801,341

	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2007	$19,354	$17,649,678	$1,173,461	$18,842,493

Stock-based compensation expense	-	31,694	-	31,694

Issuance of Common Stock	22	15,138	-	15,160

1.1 to one stock split in the form of a stock dividend	1,935	(1,935)	-	-

Cash paid in lieu of fractional shares on stock dividend	-	-	(487)	(487)

Net Income	-	-	1,241,095	1,241,095

Balances at June 30, 2007	$21,311	$17,694,575	$2,414,069	$20,129,955

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net (Loss) Income	$(2,262,432)	$1,241,095
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation	156,229	135,884
Accretion of investment discounts	(471)	(15,567)
Provisions for credit losses	3,025,629	-
Provision for losses on other real estate owned	46,663	-
Stock-based compensation expense	52,646	31,694
Increase in cash surrender of bank owned life insurance	(113,322)	-
Deferred income taxes	(1,160,000)	-
Gain on sale of mortgage loans	(140,637)	(260,492)
Origination of loans held for sale	(59,494,188)	(77,689,381)
Proceeds from sale of loans	67,019,533	64,174,522
Net (increase) decrease in accrued interest receivable and other assets	(152,192)	93,721
Net decrease in accrued expenses and other liabilities	(132,204)	(799,960)

Net cash provided by (used in) operating activities	6,845,254	(13,088,484)

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	-	(1,086,260)
Maturities of investment securities available for sale	400,000	1,400,000
Purchase of Federal Reserve Bank stock	(66,900)	-
Redemption (purchase) of Federal Home Loan Bank of Atlanta
Stock	278,900	(668,700)
Loan disbursements in excess of principal payments	(24,168,659)	1,145,141
Proceeds from the sale of other real estate owned	862,840	-
Expenditures for other real estate owned	(37,817)	-
Expenditures for premises and equipment	(276,863)	(141,733)
Net cash (used in) provided by investing activities	(23,008,499)	648,448

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	25,170,145	(15,640,582)
Net (decrease) increase in short-term borrowings	(3,560,373)	18,682,025
Net proceeds from issuance of common stock	22,740	15,160
Cash dividends paid in lieu of fractional shares	-	(487)
Net cash provided by financing activities	21,632,512	3,056,116

Net increase (decrease) in cash and cash equivalents	5,469,267	(9,383,920)
Cash and cash equivalents at beginning of year	7,173,671	33,898,204

Cash and cash equivalents at end of year	$12,642,938	$24,514,284

Supplemental information:
Interest paid	$3,497,814	$4,520,506
Income taxes paid	$353,894	$1,005,000
Accrued director fees paid in common stock	$67,835	$-
Amount transferred from loans to other real estate owned	$1,993,210	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007
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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The balances as of December 31, 2007 have been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Bay National Corporation’s 2007 Annual Report on Form 10-K. There have been no significant changes to the Company’s accounting policies as disclosed in the 2007 Annual Report. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2008 or any other interim period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of June 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2008, the Bank has been categorized as “Well Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

As of June 30, 2008, the Company had no balance sheet categories that are required by generally accepted accounting principles to be recorded at fair value.

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

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with generally accepted accounting principles.  These adjustments usually result from application of lower-of-cost-or-market accounting or write-downs of specific assets.  The following table includes the assets measured at fair value on a nonrecurring basis as of June 30, 2008 (in thousands):

	Carrying Value	Level 1	Level 2	Level 3
Loans	$13,716	$-	$13,716	$-
Other real estate owned	2,068	-	2,068	-
Total assets at fair value	$15,784	$-	$15,784	$-

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at June 30, 2008.

4.      INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” in the first quarter of 2008.  The Company utilizes statutory requirements for its income tax accounting and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not.  Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves.

5.      EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options. The Company’s common stock options were not considered in the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2008 because the result would have been anti-dilutive.  There were no shares or options as of June 30, 2007 excluded from the diluted net income per share computation.  All shares and per share data have been adjusted to reflect the 1.1 stock split in the form of a dividend recorded on June 29, 2007.

6.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three and six-month periods ended June 30, 2008 and 2007.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Amounts charged against income, before tax benefit	$29,126	$15,194	$52,646	$31,694

Amount of related income tax benefit recognized in income	$9,075	$3,221	$17,198	$8,831

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2002:

Dividend yield	-
Expected volatility	20.00%
Risk-free interest rate	4.17%
Expected lives (in years)	8

No stock options have been issued since 2002.

The Bay National Corporation 2007 Stock Incentive Plan (the “Incentive Plan”) was established effective May 22, 2007 and provides for the granting of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code (“incentive stock options”), non-qualified stock options, stock appreciation rights (“SARs”), restricted or unrestricted stock awards, awards of phantom stock, performance awards, other stock-based awards, or any combination of the foregoing (collectively “Awards”).  Awards are available for grant to officers, employees and directors of the Company and its affiliates, including the Bank, except that non-employee directors are not eligible to receive awards of incentive stock options.

The Incentive Plan authorizes the issuance of up to 200,000 shares of common stock plus any shares that were available under the Company’s 2001 Stock Option Plan (“Option Plan”) that terminated as of May 22, 2007 and shares subject to options granted under the Option Plan that expire or terminate without having been fully exercised.  The Incentive Plan has a term of ten years and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant.  As of June 30, 2008, thirteen Awards had been granted under the Incentive Plan.  Five of these Awards included an unrestricted stock grant of 550 shares to five employees in August 2007 based on their 2006 performance.  The Awards vested immediately upon issuance and the closing stock price on the grant date was $15.46.  The remaining eight Awards represent restricted stock awards and are discussed in more detail below in the section entitled “Restricted Stock Units.”

The Company incurred compensation expense of $2,064 associated with vested stock options for the six-month period ending June 30, 2008.  The unrecognized compensation cost related to unvested stock option awards was $7,044 at June 30, 2008 based upon a weighted average fair value of $2.75.

The following is a summary of changes in outstanding options for the six-month periods ended June 30, 2008 and 2007 (amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a dividend recorded on June 29, 2007):

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2007	141,446	$ 6.98
Granted	-	-
Cancelled	-	-
Exercised	(2,200)	$ 6.89
Balance, June 30, 2007	139,246	$ 6.98

Balance, January 1, 2008	138,741	$ 6.99
Granted	-	-
Cancelled	-	-
Exercised	(3,300)	$ 6.89
Balance, June 30, 2008	135,441	$ 6.99

Weighted average fair value of options granted during 2002	$2.75

The following table summarizes information about options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	116,945	1	$6.89	116,945	$6.89
$7.61	18,496	2	$7.61	15,935	$7.61
	135,441		$6.99	132,880	$6.98

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2008 was $109,807 and $109,322, respectively, based upon a closing price of $7.80 per share.

Restricted Stock Units

The following table summarizes the changes in outstanding shares under restricted stock grants for the six-month periods ended June 30, 2008 and 2007.  Amounts have been adjusted to reflect a 1.1 to one stock split in the form of a dividend recorded on June 29, 2007.

	Number of Shares	Weighted Value at Issuance Date
Unvested grants at January 1, 2008	24,000	$15.91
Granted	10,500	10.23
Vested	-	-
Cancelled	-	-
Unvested grants at June 30, 2008	34,500	14.18

Unvested grants at January 1, 2007	13,200	$17.23
Granted	-	-
Vested	(3,300)	17.23
Cancelled	-	-
Unvested grants at June 30, 2007	9,900	$17.23

During the six-month period ending June 30, 2008, a total of 10,500 shares of the Company’s common stock had been awarded to four employees.  These awards vest 20% on each anniversary of the employee’s hiring date over 5 years.

The Company incurred compensation expense of $50,582 associated with restricted stock for the six-month period ending June 30, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of June 30, 2008 and December 31, 2007 and for the three-month and six-month periods ended June 30, 2008 and 2007.

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

The Company continued to experience unsatisfactory operating results during the quarter ended June 30, 2008 resulting from difficulties in its portfolio of investor-owned residential real estate loans. Asset and loan growth were strong, led by growth in the commercial loan portfolio. Key measurements for the three-month and six-month periods ended June 30, 2008 include the following:

•	Total assets at June 30, 2008 increased to $275.8 million from $256.5 million as of December 31, 2007.

•	Net loans outstanding increased from $236.0 million as of December 31, 2007 to $247.7 million as of June 30, 2008.

•
There was approximately $13.7 million in non-accrual loans as of June 30, 2008.  In addition, the Company held seven pieces of property related to investor-owned residential real estate in other real estate owned as of June 30, 2008. These properties are carried at estimated net realizable value of approximately $2.1 million. There were no other non-performing assets as of June 30, 2008. There was approximately $1.9 million in non-accrual loans as of June 30, 2007.  The Company continues to maintain appropriate reserves for credit losses.

•
Four properties, previously held in other real estate owned, were sold in the six-months ended June 30, 2008. The amounts realized upon the sale of these properties closely approximated the value at which they were carried.

•	Deposits at June 30, 2008 increased to $227.2 million from $202.0 million as of December 31, 2007.

•
The Company incurred net losses of $776,258 and $2.3 million for the three-month and six-month periods ended June 30, 2008, respectively, compared to net income of $621,626 and $1.2 million for the same periods in 2007.

•
Net interest income, the Company’s main source of income, was $2.3 million and $4.7 million during the three-month and six-month periods ended June 30, 2008, respectively, compared to $3.1 million and $6.2 million for the three-month and six-month periods ended June 30, 2007, respectively.

•
The Company added $3.0 million to the allowance for credit losses in order to replenish the allowance for 2008 net charge-offs which totaled $1.3 million and to provide $1.7 million of additional reserves against the portfolio of residential real estate construction and reconstruction loans. The charge-offs were primarily a result of weaknesses in the Company’s portfolio of residential construction and reconstruction loans arising from problems in the housing market in the Company’s target markets. There were no charge-offs for the three-month and six-month periods ended June 30, 2007.

•
Non-interest income increased by $20,911 and $37,036, or 11.6% and 9.9%, for the three-month and six-month periods ended June 30, 2008, respectively, as compared to the same periods ended June 30, 2007.

•	Non-interest expenses increased by $779,499 and $1.2 million, or 35.2% and 25.8%, for the three-month and six-month periods ended June 30, 2008, respectively, as compared to the same periods in 2007.

•	The Company’s common stock closed at $7.80 on June 30, 2008, which represented a 52.8% decline from its closing price of $16.53 on June 30, 2007.

•
During the quarter, the Company eliminated eight (8) positions and also reorganized its Towson residential lending operation by hiring new leadership that will focus on originating permanent residential mortgages that will generate fee income by selling the loans to the secondary market. The Company has also tightened its construction lending underwriting to ensure that any loans written will be supported by appropriate primary and secondary sources of repayment.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

The Company recorded net losses of $776,258 and $2.3 million for the three-month and six-month periods ended June 30, 2008. This compares to net income of $621,626 and $1.2 million for the same periods in 2007. This is a decrease of $1.4 million and $3.5 million, or 224.9% and 282.3% for the three-month and six-month periods, respectively. The decrease in year-over-year results is due primarily to a $3.0 million provision for credit losses recorded against the Bank’s portfolio of residential construction and reconstruction loans during the six-months ended June 30, 2008 as well as a decrease in net interest income.  The provision was due to charge-offs of approximately $1.3 million and management’s decision to record an additional $1.7 million provision. In addition, there was an increase in non-interest expenses related to the expansion of the Bank’s commercial business development staff in the Baltimore-Washington

Corridor, which commenced in the third quarter of 2007, and a declining rate environment and increased non-accrual loans have combined to create pressure on the Bank’s interest margins.

The Bank’s mortgage origination operations, located in Towson and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. For the six-month periods ended June 30, 2008 and 2007, net gains on the sale of mortgage loans totaled $140,637 and $260,492, respectively.  Gains on the sale of mortgage loans decreased for the six-month period ended June 30, 2008 as compared to the same period in 2007 due to a slowdown in the real estate market in the Company’s markets.

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

As of June 30, 2008, the Company held $1.4 million of these loans which were classified as held for sale. The Company earned $89,824 of interest on this program for the six-month period ended June 30, 2008. This compares to $203,300 for the same period in 2007. The decrease in interest from this program is due to a decrease in the average balances outstanding under the program as well as a decrease in the prime rate of interest in effect for the period ended June 30, 2008.

Management expects the remainder of 2008 to continue to be challenging for earnings as a result of the slowing economy, the weakness in the residential real estate market and the cost structure associated with the Company’s decision to invest in personnel to support its long-term growth.  Actual results will be subject to the volatility of the provision for credit losses, which is related to loan growth, the volatility of volume in the mortgage participations purchasing program, the volatility of mortgage loan production, all of which are sensitive to economic and interest rate fluctuations, and other competitive pressures that arise in a slowing economy.

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

As previously stated, net interest income was $2.3 million and $4.7 million for the three-month and six-month periods ended June 30, 2008 as compared to $3.1 million and $6.2 million for the three-month and six-month periods in 2007. This represents a decrease of 26.1% and 23.5% for the three-month and six-month periods ended June 30, 2008, as compared to the same periods in 2007.

Total interest income for the three-month and six-month periods ended June 30, 2008 was $3.9 million and $8.2 million, compared to $5.3 million and $10.7 million for the same periods ended June 30, 2007.  The 27.9% and 23.1%  decrease for the three-month and six-month periods over the same periods in 2007 was primarily attributed to lost interest from an average of approximately $11.4 million of non-accrual loans and the decline in residential construction loan originations. In addition, the target federal funds rate decreased from 5.25% as of March 31, 2007 to 2.0% effective April 30, 2008.  The yields on interest-earning assets decreased from 8.70% for the six-months ended June 30, 2007 to 6.45% for the six-months ended June 30, 2008.

The percentage of average interest-earning assets represented by loans was 94.5% and 90.8% for the six-month periods ended June 30, 2008 and 2007, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the six-month period ended June 30, 2008, the average yield on the loan portfolio decreased to 6.72% from 9.16% for the six-month period ended June 30, 2007.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 1.76% for the six-month period ended June 30, 2008 as compared to 4.22% for the same period in 2007. This decline in the average yield was a direct result of a decrease in the rates paid on these investments for the majority of the 2008 period.  The percentage of average interest-earning assets represented by investments was 5.52% and 9.20% for the six-month period ended June 30, 2008 and 2007, respectively.

Interest expense from deposits and borrowings for the three-month and six-month periods ended June 30, 2008 was $1.6 million and $3.5 million, respectively, compared to $2.3 million and $4.5 million, respectively, for the same periods in 2007. The 22.5% decrease for the six-month period is the result of the previously discussed reduction in the target federal funds rate as well as a reduction in the mix of deposits held in the form of Certificates of Deposit (“CDs”). CDs are the Bank’s most expensive form of deposits. As of June 30, 2008, these deposits comprised 52.6% of average interest-bearing liabilities compared to 55.3% of average interest-bearing liabilities as of June 30, 2007. Average rates paid on all interest-bearing liabilities decreased from 4.57% for the six-month period ended June 30, 2007 to 3.36% for the six-month period ended June 30, 2008.

As a result of the factors discussed above, net interest margins decreased to 3.72% for the six-month period ended June 30, 2008 from 5.05% for the same period in 2007. Although management has been able to implement deposit rate decreases, the yield on loans and investments decreased at a faster rate than the cost of funds. Management has observed ongoing pressure to offer lower rates on loans as the market for loans has become more competitive.  In addition, the market is very competitive for deposits, which, as is typical, has limited management’s ability to maintain margins through reductions in the interest rates on deposit accounts.

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

Six Months Ended June 30, 2008
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$242,229,366	$8,094,465	6.72%
Investment securities	1,321,227	38,963	5.93
Federal funds sold and other overnight investments	12,830,829	85,112	1.33
Total earning assets	256,381,422	8,218,540	6.45%
Less: Allowance for credit losses	(5,857,635)
Cash and due from banks	624,658
Other real estate owned	1,399,087
Premises and equipment, net	1,281,492
Investment in bank owned life insurance	5,089,206
Accrued interest receivable and other assets	4,351,950
Total assets	$263,270,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$75,104,609	751,666	2.01%
Regular savings deposits	1,792,941	3,032.34
Time deposits	109,624,186	2,272,760	4.17
Short-term borrowings	13,713,145	152,094	2.23
Subordinated debt	8,000,000	300,122	7.54
Total interest-bearing liabilities	208,234,881	3,479,674	3.36%
Net interest income and spread		$4,738,866	3.09%
Non-interest-bearing demand deposits	34,837,406
Accrued expenses and other liabilities	1,073,862
Stockholders’ equity	19,124,037
Total liabilities and stockholders’ equity	$263,270,180

Interest and fee income/earning assets	6.45%
Interest expense/earning assets	2.73
Net interest margin	3.72%

Return on Average Assets (Annualized)	(1.73)%
Return on Average Equity (Annualized)	(23.79)%
Average Equity to Average Assets	7.26%

Six Months Ended June 30, 2007
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$224,881,716	$10,210,677	9.16%
Investment securities	1,764,766	49,646	5.67
Federal funds sold and other overnight investments	21,032,686	427,214	4.10
Total earning assets	247,679,168	10,687,537	8.70%
Less: Allowance for credit losses	(3,193,672)
Cash and due from banks	2,163,443
Premises and equipment, net	1,107,634
Accrued interest receivable and other assets	2,786,320
Total assets	$250,542,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,847,677	1,350,634	3.74%
Regular savings deposits	4,736,391	43,238	1.84
Time deposits	109,461,652	2,736,655	5.04
Short-term borrowings	2,859,097	60,704	4.28
Subordinated debt	8,000,000	298,563	7.53
Total interest-bearing liabilities	197,904,817	4,489,794	4.57%
Net interest income and spread		$6,197,743	4.13%
Non-interest-bearing demand deposits	31,402,065
Accrued expenses and other liabilities	1,661,841
Stockholders’ equity	19,574,170
Total liabilities and stockholders’ equity	$250,542,893

Interest and fee income/earning assets	8.70%
Interest expense/earning assets	3.65
Net interest margin	5.05%

Return on Average Assets (Annualized)	1.00%
Return on Average Equity (Annualized)	12.79%
Average Equity to Average Assets	7.81%

Provision for Credit Losses

There was a $557,929 and a $3.0 million provision for credit losses for the three-month and six-month periods ended June 30, 2008, respectively. There was no provision required for the same period in 2007. The provision for credit losses is reflective of the ongoing decline in the residential real estate market resulting in difficulty on the part of borrowers to refinance or sell residential real estate. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, income on bank owned life insurance and cash management fees. For the three-month and six-month periods ended June 30, 2008, the Company realized non-interest income of $201,889 and $410,242, respectively, as compared to $180,978 and $373,206 for the same periods ended June 30, 2007. Gains on the sale of mortgage loans of $60,993 and $140,637 comprised 30.2% and 34.3% of the total for the three-month and six-month periods ended June 30, 2008, respectively. This compares to gains on the sale of mortgage loans of $125,043 and $260,492, or 69.1% and 69.8%, of total non-interest income for the three-month and six-month periods ended June 30, 2007.

The level of gains on the sale of mortgage loans decreased for the three-month and six-month periods ended June 30, 2008 due to a general decrease in home purchase and refinance activity in the Company’s markets.

Service charges on deposit accounts totaled $69,128 and $125,379 for the three-month and six-month periods ended June 30, 2008 as compared to $35,470 and $72,411 for the same periods in 2007. The increases of 94.9% and 73.1% for the three and six-month periods are attributable to an increase in overdraft fees charged on transaction accounts as well as an increase in analysis fees charged on business checking accounts. Although overdraft fees increased, the Company continues to maintain a very low level of average overdrafts. Analysis fees have increased as a result of the previously discussed Federal Reserve actions, which reduced the rates used to calculate credits available to customers to offset any analysis fees they incurred.

The increase of $51,303 and $103,923, or 250.7% and 257.9%, in all other non-interest income items for the three-month and six-month periods ended  June 30, 2008 was primarily attributable to the Company’s investment in bank owned life insurance (“BOLI”), which was purchased during the fourth quarter of 2007.  The initial investment totaled $5.0 million and the Company recognized income of $57,365 and $113,322 related to increases in this investment during the three-months and six-months ended June 30, 2008.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month and six-month periods ended June 30, 2008 totaled $3.0 million and $5.7 million, respectively. This compares to non-interest expense for the comparable periods in 2007 of $2.2 million and $4.5 million, respectively. The increases of approximately $779,000 and $1.2 million, or 35.2% and 25.8%, are spread across almost all expense categories and were primarily due to the growth of the business development staff resulting from geographic expansion into the Baltimore-Washington Corridor as well as the costs associated with managing the portfolio of investor-owned residential real estate loans.

The increases in salaries and benefits of approximately $250,000 and $312,000 for the three-month and six-month periods related to staffing growth, including the expansion into the Baltimore-Washington Corridor with the January 2008 opening of an office in Columbia staffed with seven experienced commercial relationship managers, a cash management specialist and a commercial account manager. In addition, an experienced commercial relationship manager was added in the Lutherville office and additional account managers were hired to manage the anticipated growth in business from these offices. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume. The cost of this additional staffing was somewhat offset by a reduction in commissions paid due to a significant decline in the origination of residential construction and reconstruction loans. The impact of the previously mentioned reduction in staff had no impact on the periods, but should result in some benefit realized starting in the quarter ending September 30, 2008.

Occupancy expenses increased by $24,444 and $53,941 for the three-months and six-months ended June 30, 2008 as compared to the same periods in 2007. The 15.0% and 16.8% increase for the periods was due to scheduled rent increases and the acquisition of new space obtained in December 2007 for the Company’s Baltimore-Washington Corridor office located in Columbia, Maryland. The Company is currently exploring an opportunity to sublet approximately 650 square feet of space currently occupied by the Towson residential lending group.

Legal and professional fees increased $215,834 and $317,166, or 283.8% and 226.7%, for the three-month and six-month periods ended June 30, 2008 as compared to the same periods in 2007. The increase was related to legal fees and other costs incurred to manage the collection and foreclosure process on loans in the Company’s residential real estate portfolio.

Data processing and other outside services expense increased $69,648 and $136,592, or 33.6% and 34.7%, for the three-month and six-month periods ended June 30, 2008 as compared to the three-month and six-month periods in 2007, respectively. The increase for the period is due to the cost of implementing and supporting a computer infrastructure at an additional location, the costs associated with implementation and expansion of the Company’s remote deposit capture product, an increase in outsourced data and item processing costs that are a function of the growth of the Bank, recruiting expenses associated with hiring new staff and an increased use of outsourced administrative services to accommodate the growth of the Company in lieu of adding additional administrative staff.

Advertising and marketing-related expenses increased $66,289 and $89,583, or 77.1% and 42.4%, for the three-month and six-month periods ended June 30, 2008 as compared to the three-month and six-month periods in 2007, respectively. The increase is a result of the expansion of the business development staff and the opening of the office in the Baltimore-Washington Corridor.

The $153,502 and $254,517, or 49.7% and 44.4%, increase in all other non-interest expense items for the three-month and six-month periods ended June 30, 2008 were primarily due to a $67,181 reduction in the value of two properties in other real estate owned as well as loan collection costs incurred to manage the weaknesses in the Company’s residential real estate loan portfolio.  Loan collection costs totaled $129,206 and $125,824 for the three-month and six-month periods ended June 30, 2008, respectively.  Increases in other various costs were associated with the increased size and complexity of the Company.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income, before the loan loss provision, and non-interest income. The Company’s efficiency ratio was 121.9% and 110.2% for the three-month and six-month periods ended June 30, 2008, respectively. This compares to 68.5% and 68.7% for the three-month and six-month periods in 2007, respectively. The increase in the efficiency ratio from the prior year is a result of the previously discussed decline in revenue as well as management’s decision to continue to invest in personnel to support the long-term growth of the Company.

Management will continue to focus on the preservation of capital and liquidity while managing asset/portfolio risk seeking to improve our operating efficiencies. The Company will also continue to commit the necessary resources to work through the asset quality issues in the residential real estate portfolio.

Income Taxes

For the three-month and six-month periods ended June 30, 2008, the Company recorded an income tax benefit of $320,292 and $1.3 million, respectively. This compares to income tax expense of $396,000 and $818,000 recorded for the same periods in 2007, respectively.  The change is a direct result of the significant decline in taxable income between the periods.

The Company recognized a deferred tax asset of $3.1 million as of June 30, 2008 determined based on the difference between the financial statement and tax bases of its assets and liabilities. Management believes that the future realization of this deferred tax asset is more likely than not as of June 30, 2008.

Financial Condition

Composition of the Balance Sheet

As of June 30, 2008, total assets were $275.8 million. This represents an increase of $19.3 million, or 7.5%, since December 31, 2007. The change in total assets includes increases of $7.3 million in Federal funds sold and other overnight investments, $11.8 million in loans net of the allowance for credit losses, $1.1 million in other real estate owned, $113,322 in bank owned life insurance and approximately $1.4 million in other non-earning assets. These increases were offset by decreases of $7.4 million in loans held for sale, $1.9 million in cash and due from banks, $399,529 in investment securities available for sale and $212,000 in other equity securities.

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

As of June 30, 2008, the Company held $1.4 million of these loans which were classified as held for sale. There were $8.2 million of loans outstanding under this program as of December 31, 2007. This fluctuation in balances is indicative of the cyclical nature of mortgage lending and the mortgage company’s ability to use other funding sources as its volume fluctuates. As of August 12, 2008, the Company sold $3.2 million of loans classified as held for sale that were outstanding as of June 30, 2008.  One loan of approximately $972,000 could not be sold and is likely to be transferred to the Company’s portfolio.  This loan is past due as of August 13, 2008 and the Bank is pursuing restructure or foreclosure. Management believes that it has established an adequate allowance for credit loss against this loan.

As of June 30, 2008, loans, excluding loans held for sale, totaled $250.2 million. This represents an increase of $20.8 million, or 9.1%, from a balance of $229.4 million as of December 31, 2007. Loan growth was particularly strong in the Company’s Lutherville office and its newly opened Baltimore-Washington Corridor office. This growth resulted from the addition of experienced Commercial Relationship Managers that were well positioned to take advantage of market disruptions caused by turnover in the lending staffs of two institutions in the Company’s markets.

The composition of the loan portfolio as of June 30, 2008 was approximately $117.6 million of commercial loans, $6.4 million of consumer loans, and $126.2 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2007 was approximately $102.7 million of commercial loans, $4.1 million of consumer loans, and $122.6 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $4.2 million and $11.6 million as of June 30, 2008 and December 31, 2007, respectively.

The Company has experienced ongoing weakness in its portfolio of residential construction and reconstruction loans. The total portfolio as of June 30, 2008 was approximately $51.5 million of which $11.9 million was classified as non-accrual and an additional $7.4 million was 30 days or more past due. Management is proactively and aggressively addressing the problems in this portfolio by reviewing the specific credits more frequently, consulting with legal counsel when necessary, working with borrowers for potential restructure or working with potential investors to facilitate the sale of the property. In addition, the Company has significantly tightened underwriting standards for these types of loans and is currently originating very little of this business.  Resolving these issues will take time as the residential real estate market works through its downturn and housing inventories return to normal levels; therefore, there can be no assurance that management’s actions will result in immediate decreases in the rate of non-accrual and past due loans.

During the six-month period ending June 30, 2008, the Company foreclosed on eight pieces of residential real estate related to investor-owned residential real estate. These properties were placed into other real estate owned at estimated net realizable value of approximately $2.0 million. The difference between the related loan balances totaling approximately $3.3 million and the net realizable value was charged off to the allowance for credit losses during the period. These foreclosures combined with the sale of four properties and additional write-downs and reserves on properties already held in other real estate owned brought the total other real estate owned to approximately $2.1 million as of June 30, 2008.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and bank owned life insurance. These investments totaled approximately $19.3 million as of June 30, 2008 compared to approximately $14.3 million as of December 31, 2007.

At June 30, 2008, the Company had cash and due from banks of $458,990 as compared to $2.3 million as of December 31, 2007. Management attempts to limit the amount of these funds since they are non-interest bearing. As of June 30, 2008, the Company had federal funds sold and other overnight investments totaling $12.2 million as compared to $4.9 million as of December 31, 2007. The increase is a result of management’s decision to gather relatively low cost funds during the six months ending June 30, 2008 in the national market for CDs in order to fund current and anticipated loan growth. The Company held $674,200 and $607,300 of Federal Reserve Bank stock as of June 30, 2008 and December 31, 2007, respectively. The Company also held Federal Home Loan Bank of Atlanta (“FHLB”) stock of $828,800 and $1,107,700 as of June 30, 2008 and December 31, 2007, respectively. The decrease in FHLB stock is a result of reduced borrowings under FHLB lines of credit which require the purchase of stock equivalent to 4.5% of outstanding borrowings. As of December 31, 2007, the Company held U.S. Treasury bills with a maturity value of $400,000, none of which was held as of June 30, 2008.

Deposits at June 30, 2008 were $227.2 million of which approximately $7.8 million, or 3.4%, was related to one customer. Deposits at December 31, 2007 were $202.0 million of which deposits for the same customer stood at approximately $6.2 million, or 3.1%, of total deposits.

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

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network.  These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of June 30, 2008, the Company had approximately $4.0 million of CDARS deposits outstanding of which approximately $228,000 was placed on behalf of customers and $3.8 million was raised by the Company. As of December 31, 2007, the Company had approximately $27.0 million of CDARS deposits outstanding of which $1.0 million were placed on behalf of customers and $26.0 million were raised by the Company. The decrease in CDARS deposits from December 31, 2007 reflects management’s decision to payoff short-term funding sources and uses the national market for CDs to extend the terms on time deposits at favorable rates.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposit. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds or when the cost of funds for these deposits is determined to be low enough to lock in for longer term funding needs. As of June 30, 2008, the Company had outstanding certificates of deposit of approximately $44.2 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). The national market certificates of deposit were issued with an average yield of 3.7% and an average term of 21 months. Included in the $44.2 million are national market certificates of deposit totaling approximately $28.7 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 3.44% and an average term of 13 months.  As of December 31, 2007, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $4.6 million. Included in the $4.6 million were national market certificates of deposit totaling $199,000 that had been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as commercial paper sweep balances and all deposits other than national market certificates of deposit, CDARS deposits and $3.0 million of the $7.8 million of deposits from the large customer described above, stood at $191.6 million as of June 30, 2008. Although commercial paper sweep balances are reflected as short-term borrowings on the balance sheet, management considers them core deposits as they represent stable customer relationships with commercial enterprises.  The $18.2 million, or 10.5%, increase from the total as of December 31, 2007 of $173.4 million represented a return to more normal levels after unusual liquidity draw downs by customers during the fourth quarter of 2007. The Company successfully competed for new deposits during the period ended June 30, 2008 and restored liquidity in order to pay down short-term borrowings and fund loan growth. Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Below is a reconciliation of total deposits to core deposits as of June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008	December 31, 2007
Total deposits	$227,151,610	$201,981,465
Commercial paper sweep balances	13,661,135	7,309,508
National market certificates of deposit (includes CDARS deposits)	(44,395,155)	(32,661,081)
Variable balance accounts (1 customer at June 30, 2008 and December 31, 2007)	(7,804,037)	(6,230,689)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$191,613,553	$173,399,203

As of June 30, 2008, short-term borrowings consisted of $13.7 million borrowed under an Overnight Commercial Paper program. Borrowings under the Overnight Commercial Paper are unsecured and are subordinated to all deposits. While these amounts are not classified as deposits, they do represent customer relationships with commercial enterprises.  In addition, the Company borrowed $8.1 million under its secured FHLB credit facility.

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

Allowance for Credit Losses and Credit Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions.  The Company charges the provision for credit losses to earnings to maintain the total allowance for credit losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Company’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge-off experience and concentrations of risk (if any).  The Company charges losses on loans against the allowance when it believes that collection of loan principal is unlikely.  Recoveries on loans previously charged off are added back to the allowance.

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

The allowance for credit losses as of June 30, 2008 and December 31, 2007 was $6.7 million and $5.0 million, respectively. These amounts equated to 2.63% and 2.08% of outstanding loans, including loans held for sale, as of June 30, 2008 and December 31, 2007, respectively. Excluding loans held for sale, the allowance for credit losses equated to 2.68% and 2.18% of outstanding loans as of June 30, 2008 and December 31, 2007, respectively. The increased percentage was due to an additional provision of $1.7 million recorded in the first quarter of 2008 due to ongoing weaknesses in the Company’s portfolio of residential construction and reconstruction loans.  This is a direct result of weaknesses in the housing markets in its target markets.  Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of June 30, 2008, the Company had non-accrual loans totaling $13.7 million, most of which were in the residential real estate construction and reconstruction loan portfolio. This is a direct result of the slowdown in the real estate market, which has resulted in an increase in loan extensions and delinquencies due to the inability of borrowers to refinance or sell properties as quickly as anticipated.  These nonperforming loans represented 5.4% of total outstanding loans, including loans held for sale, as of June 30, 2008.  All of these loans are at least partially collateralized by real estate. As of December 31, 2007, the Company had $9.4 million of non-accrual loans representing 3.9% of total outstanding loans.  Management will continue to closely monitor these loans and the overall level of delinquencies; however, management believes that the allowance for credit losses is adequate for these loans.  Any losses on these loans will be charged off as soon as the amount of loss is determinable.

The Company recorded $557,929 and $1.3 million, of net charge-offs during the three-month and six-month periods ended June 30, 2008, respectively. The Company recovered $27,930 of 2006 charge-offs during the six-month period ended June 30, 2007.

Management believes that the overall allowance for credit losses is adequate for each period presented.

Liquidity

The Company’s overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the Company’s liquidity position daily.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of June 30, 2008, the Company had $458,990 in cash and due from banks, $12.2 million in federal funds sold and other overnight investments and $3.2 million in loans expected to be sold within 60 days. As of December 31, 2007, the Company had $2.3 million in cash and due from banks, $4.9 million in federal funds sold and other overnight investments, $399,529 in three-month U.S. Treasury Securities and $11.6 million in loans expected to be sold within 60 days.

The relative stability in the overall level of liquid assets was the result of a deliberate effort by management to tightly manage liquidity by maintaining a high loan-to-deposit ratio and the use of short-term borrowings to meet unusual draws on liquidity if the cost of using short-term borrowings is more advantageous than issuing certificates of deposit. The goal of this strategy is to maximize the net interest margin. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity as would reductions in the level of customer deposits.

The Company has commitments for a total of $9 million of borrowing availability under unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $18.5 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of June 30, 2008. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time-to-time, the Company may sell or participate out loans to create additional liquidity as required.

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

         The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2008, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$12,183,948	4.55%	$12,183,948	$-	$-	$-
Loans held for sale	4,216,362	1.57	4,216,362	-	-	-
Loans – Variable rate	124,085,895	46.28	124,085,895	-	-	-
Loans – Fixed rate	126,119,096	47.04	35,634,867	19,382,356	60,000,165	11,101,708
Other earning assets	1,503,000	.56	-	-	-	1,503,000
Total interest-earning assets	$268,108,301	100.00%	$176,121,072	$19,382,356	$60,000,165	$12,604,708

Interest-bearing liabilities
Deposits – Variable rate	$80,782,319	36.94%	$80,782,319	$-	$-	$-
Deposits – Fixed rate	108,108,569	49.43	34,772,156	38,441,777	34,894,636	-
Short-term borrowings – Variable rate	21,811,135	9.97	21,811,135	-	-	-
Subordinated debt	8,000,000	3.66	-	-	-	8,000,000
Total interest-bearing liabilities	$218,702,023	100.0%	$137,365,610	$38,441,777	$34,894,636	$8,000,000

Periodic repricing differences
Periodic gap			$38,755,462	$(19,059,421)	$25,105,529	$4,604,708
Cumulative gap			$38,755,462	$19,696,041	$44,801,570	$49,406,278

Ratio of rate sensitive assets to rate sensitive liabilities			128.21%	50.42%	171.95%	157.56%

The Company has 52.4% of its interest-earning assets and 46.91% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $49.4 million. The majority of this gap is concentrated in items maturing or repricing within five years. This gap is generally reflective of the Company’s effort, over the past nine months, to maintain flexibility in the balance sheet in a declining interest rate environment. As rates have dropped over the past nine months, the Company has begun to extend the term on time deposits in order to lock in lower deposit rates for a longer period of time. This analysis indicates that the Company will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

In theory, maintaining a nominal level of interest rate sensitivity can diminish interest rate risk. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest-sensitive assets and liabilities when interest rates change and the availability of funding sources. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

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

Outstanding loan commitments and lines and letters of credit as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Loan commitments	$38,613,868	$35,114,676
Unused lines of credit	88,031,375	85,999,686
Letters of credit	7,630,283	3,564,927

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have interest rates fixed at current market amounts, fixed expiration dates or other termination clauses and may require payment of a fee. Unused lines of credit represent the unused portion of lines of credit previously extended and available to the customer as long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their line of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. The Company is not aware of any loss it would incur by fully funding its commitments or lines of credit.

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

The moderate growth in the overall level of loan commitments as of June 30, 2008 as compared to December 31, 2007 is reflective of the ongoing efforts to maintain a steady flow of commercial and industrial loans in order to sustain loan growth and increase revenue in order to leverage the investment made in additional business development staff.

Capital Resources

The Company had stockholders’ equity at June 30, 2008 of $17.8 million as compared to $19.9 million at December 31, 2007. The decrease in capital is a result of the operating loss incurred for the six-months ended June 30, 2008. The Company has a commitment offer for up to a $6 million line of credit that would be available to the holding company to fund the capital needs of the Bank. Management is extremely focused on ensuring that the Company has adequate capital to support projected asset growth over the next 12 months.

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could have paid dividends to the Company without approval from bank regulatory agencies at June 30, 2008; however, such payments are not currently planned.

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

For additional information regarding the allowance for credit losses, see “Allowance for Credit Losses and Credit Risk Management.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of June 30, 2008.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

Information Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act.  Forward-looking statements also may be included in other statements that we make.  All statements that are not descriptions of historical facts are forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding long-term growth, market expansion, earnings during the remainder of 2008 or beyond such time, asset and business growth, benefits resulting from previous staff reductions, future sources of income, future realization of deferred tax asset, commitment for a line of credit, operating results and profitability, liquidity, allowance for credit losses, interest rate sensitivity, future market conditions, market opportunities and financial and other goals, as well as statements with respect to the future status of our loan portfolio are forward-looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-Q; the Company’s dependence on key personnel; risks related to the Bank’s choice of loan portfolio; continuing declines in the real estate market in the Company’s markets and in the economy generally; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-K for the year ended December 31, 2007. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.assumptions, circumstances or events that have changed after the forward-looking statements are made.

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

Item 4.        Submission of Matters to a Vote of Securities Holders.

At the Company’s Annual Meeting of Stockholders held May 27, 2008, the following directors were elected to serve a three-year term expiring upon the date of the Company’s 2011 Annual Meeting or until their respective successors are duly elected and qualified:

	Votes Cast
	For	Withheld	Total
John R. Lerch	1,696,153	1,711	1,697,864
James P. O’Conor	1,691,264	6,600	1,697,864
Carl A.J. Wright	1,660,822	37,042	1,697,864

Names of other directors continuing in office:

R. Michael Gill
Donald G. McClure, Jr.
Hugh W. Mohler
Robert L. Moore
H. Victor Rieger, Jr.
William B. Rinnier
Edwin A. Rommel, III
Henry H. Stansbury
Kenneth H. Trout
Eugene M. Waldron, Jr.

At the Company’s Annual Meeting of Stockholders held May 27, 2008, the selection of Stegman & Company to serve as independent registered public accountants to audit the Company’s financial statements for the 2008 fiscal year was ratified by the following vote:

Votes Cast
For	Against	Abstain	Total
1,697,864	0	0	1,697,864

There were no broker non-votes on these matters.

Item 5.	Other Information.

None

Item 6.	Exhibits.

	(a)	Exhibits.

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bay National Corporation

Date: August 14, 2008	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)