Form 10-Q
period 2008-09-30
BAY NATIONAL CORP
filed 2008-11-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number: 000-51765

Bay National Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-2176710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2328 West Joppa Road, Lutherville, MD 21093
(Address of principal executive offices)

(410) 494-2580
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes __           No X__

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

At November 14, 2008, the issuer had 2,153,101 shares of Common Stock outstanding.

PART I  -   FINANCIAL INFORMATION

Item 1.       Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)

Cash and due from banks	$554,626	$2,314,423
Federal funds sold and other overnight investments	16,602,735	4,859,248
Investment securities available for sale (AFS) - at fair value	-	399,529
Other equity securities	1,239,600	1,715,000
Loans held for sale	1,452,260	11,601,070
Loans, net of unearned fees	243,179,878	229,355,171
Total Loans	244,632,138	240,956,241
Less: Allowance for credit losses	(6,675,000)	(5,000,000)
Loans, net	237,957,138	235,956,241
Other real estate owned, net	4,985,097	946,431
Premises and equipment, net	1,265,015	1,210,787
Investment in bank owned life insurance	5,213,457	5,041,662
Deferred tax asset	3,832,000	1,942,000
Accrued interest receivable and other assets	2,473,310	2,150,538

Total Assets	$274,122,978	$256,535,859

LIABILITIES

Non-interest-bearing deposits	$39,853,731	$31,044,172
Interest-bearing deposits	193,490,223	170,937,293
Total deposits	233,343,954	201,981,465

Short-term borrowings	15,717,344	25,371,508
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,028,945	1,262,334

Total Liabilities	258,090,243	236,615,307

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,153,101 and 2,137,633 issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	21,531	21,376
Additional paid in capital	17,942,053	17,788,833
(Accumulated deficit) retained earnings	(1,930,849)	2,110,343

Total Stockholders' Equity	16,032,735	19,920,552

Total Liabilities and Stockholders' Equity	$274,122,978	$256,535,859

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine-month periods ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

INTEREST INCOME:
Interest and fees on loans	$3,556,294	$4,941,695	$11,650,759	$15,152,372
Interest on federal funds sold and other overnight investments	25,179	184,057	110,291	611,271
Taxable interest and dividends on investment
securities	4,649	12,894	43,612	62,540
Total interest income	3,586,122	5,138,646	11,804,662	15,826,183

INTEREST EXPENSE:
Interest on deposits	1,358,319	1,978,220	4,385,777	6,108,747
Interest on short-term borrowings	68,539	88,671	220,633	149,375
Interest on subordinated debt	151,523	151,764	451,645	450,327
Total interest expense	1,578,381	2,218,655	5,058,055	6,708,449

Net interest income	2,007,741	2,919,991	6,746,607	9,117,734

Provision for credit losses	2,491,623	350,000	5,517,252	350,000

Net interest income after provision for
credit losses	(483,882)	2,569,991	1,229,355	8,767,734

NON-INTEREST INCOME:
Service charges on deposit accounts	58,711	38,885	184,090	111,296
Gain on sale of mortgage loans	73,387	91,442	214,024	351,934
Income from bank owned life insurance	58,473	-	171,795	-
Other income	12,647	17,759	43,551	58,062
Total non-interest income	203,218	148,086	613,460	521,292

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,545,944	1,397,783	4,730,271	4,270,560
Occupancy expenses	193,306	163,850	567,724	484,327
Furniture and equipment expenses	105,349	86,905	304,800	256,816
Legal and professional fees	194,543	99,058	651,614	238,963
Data processing and other outside services	212,790	225,875	743,245	619,738
Advertising and marketing related expenses	110,067	111,155	411,157	322,662
Other expenses	228,996	190,305	857,387	593,719
Total non-interest expenses	2,590,995	2,274,931	8,266,198	6,786,785

(Loss) Income before income taxes	(2,871,659)	443,145	(6,423,383)	2,502,241
Income tax (benefit) expense	(1,092,899)	182,000	(2,382,191)	1,000,000
NET (LOSS) INCOME	$(1,778,760)	$261,145	$(4,041,192)	$1,502,241

Per Share Data:

Net (Loss) Income (basic) (1)	$(.83)	$.12	$(1.88)	$.70
Net (Loss) Income (diluted) (1)	$(.83)	$.12	$(1.88)	$.68

Weighted Average shares outstanding (basic) (1)	2,151,825	2,135,688	2,144,519	2,131,671
Effect of Dilution – Stock options and Restricted shares (1)	-	77,052	-	79,433
Weighted Average shares outstanding (diluted) (1)	2,151,825	2,212,740	2,144,519	2,211,104
(1)	Adjusted to reflect 1.1 stock split in the form of a dividend recorded on June 29, 2007

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008 and 2007
(Unaudited)

	Common Stock	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2008	$21,376	$17,788,833	$2,110,343	$19,920,552

Stock-based compensation expense	-	62,800	-	62,800

Issuance of Common Stock	155	90,420	-	90,575

Net Loss	-	-	(4,041,192)	(4,041,192)

Balances at September 30, 2008	$21,531	$17,942,053	$(1,930,849)	$16,032,735

	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2007	$19,354	$17,649,678	$1,173,461	$18,842,493

Stock-based compensation expense	-	48,504	-	48,504

Issuance of Common Stock	87	58,826	-	58,913

1.1 to one stock split in the form of a stock dividend	1,935	(1,935)	-	-

Cash paid in lieu of fractional shares on stock dividend	-	-	(487)	(487)

Net Income	-	-	1,502,241	1,502,241

Balances at September 30, 2007	$21,376	$17,755,073	$2,675,215	$20,451,664

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash Flows From Operating Activities:
Net (Loss) Income	$(4,041,192)	$1,502,241
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation	244,911	210,655
Accretion of investment discounts	(471)	(20,282)
Provisions for credit losses	5,517,252	350,000
Provision for losses on other real estate owned	117,323	-
Gain on sale of other real estate owned	(1,111)	-
Stock-based compensation expense	62,800	48,504
Increase in cash surrender of bank owned life insurance	(171,795)	-
Deferred income taxes	(1,890,000)	(70,891)
Gain on sale of mortgage loans	(214,024)	(351,934)
Origination of loans held for sale	(70,412,407)	(111,589,665)
Proceeds from sale of loans	79,803,097	108,204,154
Net increase in accrued interest receivable and other assets	(322,772)	(68,850)
Net decrease in accrued expenses and other liabilities	(233,389)	(917,155)

Net cash provided by (used in) operating activities	8,458,222	(2,703,223)

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	-	(1,481,607)
Maturities of investment securities available for sale	400,000	1,800,000
Purchase of Federal Reserve Bank stock	(96,900)	-
Redemption of Federal Home Loan Bank of Atlanta Stock	572,300	51,300
Loan disbursements in excess of principal payments	(21,957,327)	(5,553,226)
Proceeds from the sale of other real estate owned	1,141,721	-
Expenditures for other real estate owned	(34,087)	-
Expenditures for premises and equipment	(299,139)	(239,068)
Net cash used in investing activities	(20,273,432)	(5,422,601)

Cash Flows From Financing Activities:
Net increase in deposits	31,362,489	919,912
Net (decrease) increase in short-term borrowings	(9,654,164)	4,457,903
Net proceeds from issuance of common stock	90,575	58,913
Cash dividends paid in lieu of fractional shares	-	(487)
Net cash provided by financing activities	21,798,900	5,436,241

Net increase (decrease) in cash and cash equivalents	9,983,690	(2,689,583)
Cash and cash equivalents at beginning of year	7,173,671	33,898,204

Cash and cash equivalents at end of year	$17,157,361	$31,208,621

Supplemental information:
Interest paid	$5,072,088	$6,886,338
Income taxes paid	$353,894	$1,430,168
Accrued director fees paid in common stock	$67,835	$-
Amount transferred from loans to other real estate owned	$5,262,512	$1,048,012
Amount transferred from loans held for sale to loans	$972,144	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios. Management believes, as of September 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2008, the Bank has been categorized as “Adequately Capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios.

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

As of September 30, 2008, the Company had no balance sheet categories that are required by generally accepted accounting principles to be recorded at fair value.

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

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with generally accepted accounting principles.  These adjustments usually result from application of lower-of-cost-or-market accounting or write-downs of specific assets.  The following table includes the assets measured at fair value on a nonrecurring basis as of September 30, 2008 (in thousands):

	Carrying Value	Level 1	Level 2	Level 3
Impaired Loans	$18,711	$-	$18,711	$-
Other real estate owned	4,985	-	4,985	-
Total assets at fair value	$23,696	$-	$23,696	$-

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at September 30, 2008.

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

5.      EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options. The Company’s common stock options, of which 135,441 shares were outstanding as of September 30, 2008, were not considered in the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 because the result would have been anti-dilutive.  There were no shares or options as of September 30, 2007 excluded from the diluted net income per share computation.  All shares and per share data have been adjusted to reflect the 1.1 stock split in the form of a dividend recorded on June 29, 2007.

6.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three and nine-month periods ended September 30, 2008 and 2007.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Amounts charged against income, before tax benefit	$10,155	$16,810	$62,800	$48,504

Amount of related income tax benefit recognized in income	$3,453	$5,715	$20,650	$14,546

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31, 2002:

Dividend yield	-
Expected volatility	20.00%%
Risk-free interest rate	4.17%%
Expected lives (in years)	8

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

The Incentive Plan authorizes the issuance of up to 200,000 shares of common stock plus any shares that were available under the Company’s 2001 Stock Option Plan (“Option Plan”) that terminated as of May 22, 2007 and shares subject to options granted under the Option Plan that expire or terminate without having been fully exercised.  The Incentive Plan has a term of ten years and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant.  As of September 30, 2008, thirteen Awards had been granted under the Incentive Plan.  Five of these Awards included an unrestricted stock grant of 550 shares to five employees in August 2007 based on their 2006 performance.  The Awards vested immediately upon issuance and the closing stock price on the grant date was $15.46.  The remaining eight Awards represent restricted stock awards and are discussed in more detail below in the section entitled “Restricted Stock Units.”

The Company incurred compensation expense of $2,064 associated with vested stock options for the nine-month period ending September 30, 2008.  The unrecognized compensation cost related to unvested stock option awards was $7,044 at September 30, 2008 based upon a weighted average fair value of $2.75.

The following is a summary of changes in outstanding options for the nine-month periods ended September 30, 2008 and 2007 (amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a dividend recorded on June 29, 2007):

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2007	141,446	$6.98
Granted	-	-
Cancelled	-	-
Exercised	(2,705)	$6.89
Balance, September 30, 2007	138,741	$6.99

Balance, January 1, 2008	138,741	$6.99
Granted	-	-
Cancelled	-	-
Exercised	3,300	$6.89
Balance, September 30, 2008	135,441	$6.99

Weighted average fair value of options granted during 2002	$2.75

The following table summarizes information about options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	116,945	1	$6.89	116,945	$6.89
$7.61	18,496	2	$7.61	15,935	$7.61
	135,441		$6.99	132,880	$6.98

Based upon a closing stock price of $5.70 per share as of September 30, 2008, there was no aggregate intrinsic value in options outstanding and exercisable.

Restricted Stock Units

The following table summarizes the changes in outstanding shares under restricted stock grants for the nine-month periods ended September 30, 2008 and 2007.  Amounts have been adjusted to reflect a 1.1 to one stock split in the form of a dividend recorded on June 29, 2007.

	Number of Shares	Weighted Value at Issuance Date
Unvested grants at January 1, 2008	24,000	$15.91
Granted	10,500	10.23
Vested	(5,550)	15.92
Cancelled	(15,750)	-
Unvested grants at September 30, 2008	13,200	13.24

Unvested grants at January 1, 2007	13,200	$17.23
Granted	24,000	15.91
Vested	(3,300)	17.23
Cancelled	(9,900)	-
Unvested grants at September 30, 2007	24,000	$15.91

Based on 2007 grants, 5,550 shares had vested during the three month period ending September 30, 2008.  During the nine-month period ending September 30, 2008, a total of 10,500 shares of the Company’s common stock had been awarded to four employees.  These Awards vest 20% on each anniversary of the employee’s hiring date over 5 years.  Two recipients of these Awards granted during 2008 and one recipient under the 2007 grant are no longer employed with the Company.  As such, their unvested grants, totaling 15,750 shares, were forfeited during the quarter ended September 30, 2008.

The Company incurred compensation expense of $60,736 associated with restricted stock for the nine-month period ending September 30, 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of September 30, 2008 and December 31, 2007 and for the three-month and nine-month periods ended September 30, 2008 and 2007.

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

The Company continued to experience unsatisfactory operating results during the quarter ended September 30, 2008 resulting from difficulties in its portfolio of investor-owned residential real estate loans. The Company experienced moderate asset and loan growth, excluding loans held for sale, which was led by growth in the commercial loan portfolio. Key measurements for the three-month and nine-month periods ended September 30, 2008 include the following:

•	Total assets at September 30, 2008 increased to $274.1 million from $256.5 million as of December 31, 2007.

•	Net loans outstanding increased from $236.0 million as of December 31, 2007 to $238.0 million as of September 30, 2008.

•
There was approximately $18.7 million in non-accrual loans as of September 30, 2008.  In addition, the Company held sixteen pieces of property related to investor-owned residential real estate in other real estate owned as of September 30, 2008. These properties are carried at estimated net realizable value of approximately $5.0 million. There were no other non-performing assets as of September 30, 2008. There was approximately $3.6 million in non-accrual loans as of September 30, 2007.  The Company continues to maintain appropriate reserves for credit losses.

•
Six properties, previously held in other real estate owned, were sold in the nine-months ended September 30, 2008. The amounts realized upon the sale of these properties closely approximated the value at which they were carried.

•	Deposits at September 30, 2008 increased to $233.3 million from $202.0 million as of December 31, 2007.

•
The Company incurred net losses of $1.8 million and $4.0 million for the three-month and nine-month periods ended September 30, 2008, respectively, compared to net income of $261,145 and $1.5 million for the same periods in 2007.

•
Net interest income, the Company’s main source of income, was $2.0 million and $6.7 million during the three-month and nine-month periods ended September 30, 2008, respectively, compared to $2.9 million and $9.1 million for the three-month and nine-month periods ended September 30, 2007, respectively.

•
The Company had a provision for credit losses of $5.5 million in order to replenish the allowance for 2008 net charge-offs, which totaled $3.8 million and to provide approximately $1.7 million of additional reserves against its loan portfolio. The charge-offs were primarily a result of weaknesses in the Company’s portfolio of residential construction and reconstruction loans arising from problems in the housing market in the Company’s target markets. There were $315,989 of net charge-offs for the three-month and nine-month periods ended September 30, 2007.

•
Non-interest income increased by $55,132 and $92,168, or 37.2% and 17.7%, for the three-month and nine-month periods ended September 30, 2008, respectively, as compared to the same periods ended September 30, 2007.

•
Non-interest expenses increased by $316,024 and $1.5 million, or 13.9% and 21.8%, for the three-month and nine-month periods ended September 30, 2008, respectively, as compared to the same periods in 2007.

•	The Company’s common stock closed at $5.70 on September 30, 2008, which represented a 62.9% decline from its closing price of $15.35 on September 28, 2007.

•
During the last six months, the Company eliminated twelve positions and also reorganized its Towson residential lending operation by hiring new leadership that will focus on originating permanent residential mortgages that will generate fee income by selling the loans to the secondary market. The Company has also tightened its construction lending underwriting to ensure that any loans written will be supported by appropriate primary and secondary sources of repayment.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

The Company recorded net losses of $1.8 million and $4.0 million for the three-month and nine-month periods ended September 30, 2008. This compares to net income of $261,145 and $1.5 million for the same periods in 2007. This is a decrease of $2.0 million and $5.5 million for the three-month and nine-month periods, respectively. The decrease in year-over-year results is due primarily to a $5.5 million provision for credit losses, the majority of which was related to the Bank’s portfolio of residential construction and reconstruction loans, recorded during the nine-months ended September 30, 2008 as well as a decrease in net interest income.  The provision was due to net charge-offs of approximately $3.8 million and management’s decision to record an additional $1.7 million provision to reflect continued weaknesses in its portfolio of loans secured by real estate. In addition, there was an increase in non-interest expenses related to the management of non-performing assets, the expansion of the Bank’s commercial business development staff in the Baltimore-Washington Corridor, which commenced in the third quarter of 2007, and a declining interest rate environment and increased non-accrual loans that have combined to create pressure on the Bank’s interest margins.

The Bank’s mortgage origination operations, located in Towson and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. For the nine-month periods ended September 30, 2008 and 2007, net gains on the sale of mortgage loans totaled $214,024 and $351,934, respectively.  Gains on the sale of mortgage loans decreased for the nine-month period ended September 30, 2008 as compared to the same period in 2007 due to a slowdown in the real estate market in the Company’s lending territories.

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

As of September 30, 2008, the Company held no such loans under the participation which were classified as held for sale. The Company earned $97,264 of interest on this program for the nine-month period ended September 30, 2008. This compares to $306,871 for the same period in 2007. The decrease in interest from this program is due to a decrease in the average balances outstanding under the program as well as a decrease in the prime rate of interest in effect for the period ended September 30, 2008.

Management expects the remainder of 2008 to continue to be challenging for earnings as a result of the slowing economy, the weakness in the residential real estate market and the cost structure associated with the Company’s decision to invest in personnel to support its long-term growth.  Actual results will be subject to the volatility of the provision for credit losses, which is related to asset quality and loan growth and the volatility of mortgage loan production, all of which are sensitive to economic and interest rate fluctuations, and other competitive pressures that arise in a slowing economy.

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

As previously stated, net interest income was $2.0 million and $6.7 million for the three-month and nine-month periods ended September 30, 2008 as compared to $2.9 million and $9.1 million for the three-month and nine-month periods in 2007. This represents a decrease of 31.2% and 26.0% for the three-month and nine-month periods ended September 30, 2008, as compared to the same periods in 2007.

Total interest income for the three-month and nine-month periods ended September 30, 2008 was $3.6 million and $11.8 million, compared to $5.1 million and $15.8 million for the same periods ended September 30, 2007.  The 30.2% and 25.4% decreases for the three-month and nine-month periods over the same periods in 2007 were primarily attributed to lost interest from an average of approximately $12.9 million of non-accrual loans, an increase from an average of $1.3 million in the prior year, and the decline in residential construction loan originations. In addition, the target federal funds rate decreased from 5.25% as of March 31, 2007 to 2.0%, which was effective beginning April 30, 2008.    As a result, the yields on interest-earning assets decreased from 8.59% for the nine-months ended September 30, 2007 to 6.09% for the nine-months ended September 30, 2008.  The target federal funds rate was further reduced two times in October 2008, each a decrease of 0.50%, to 1.0% effective October 29, 2008.  This will further decrease our yields on interest-earning assets and have a negative impact on our interest income for the fourth quarter of 2008.

The percentage of average interest-earning assets represented by loans was 94.8% and   91.0% for the nine-month periods ended September 30, 2008 and 2007, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the nine-month period ended September 30, 2008, the average yield on the loan portfolio decreased to 6.34% from 9.03% for the nine-month period ended September 30, 2007.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 1.52% for the nine-month period ended September 30, 2008 as compared to 4.07% for the same period in 2007. This decline in the average yield was a direct result of a decrease in the rates paid on these investments for the majority of the 2008 period.  The percentage of average interest-earning assets represented by investments was 5.2% and 9.0% for the nine-month period ended September 30, 2008 and 2007, respectively.

Interest expense from deposits and borrowings for the three-month and nine-month periods ended September 30, 2008 was $1.6 million and $5.1 million, respectively, compared to $2.2 million and $6.7 million, respectively, for the same periods in 2007. The 28.9% and 24.6% decreases for the three-month and nine-month periods, respectively, are primarily the result of the previously discussed reduction in the target federal funds rate.  Average rates paid on all interest-bearing liabilities decreased from 4.55% for the nine-month period ended September 30, 2007 to 3.20% for the nine-month period ended September 30, 2008.

As a result of the factors discussed above, net interest margins decreased to 3.48% for the nine-month period ended September 30, 2008 from 4.95% for the same period in 2007. Although management has been able to implement deposit rate decreases, the yield on loans and investments decreased at a faster rate than the cost of funds. The increase in non-accrual loans has also contributed to this decline.  Management has observed ongoing pressure to offer lower rates on loans as the market for loans has become more competitive.  In addition, the market is very competitive for deposits, which, as is typical, has limited management’s ability to maintain margins through reductions in the interest rates on deposit accounts.

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

Nine Months Ended September 30, 2008
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$245,469,775	$11,650,759	6.34%
Investment securities	1,335,063	43,612	4.36
Federal funds sold and other overnight investments	12,197,159	110,291	1.21
Total earning assets	259,001,997	11,804,662	6.09%
Less: Allowance for credit losses	(6,292,206)
Cash and due from banks	616,815
Other real estate owned	1,926,912
Premises and equipment, net	1,290,746
Investment in bank owned life insurance	5,118,128
Accrued interest receivable and other assets	4,842,661
Total assets	$266,505,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$75,649,935	1,041,630	1.84%
Regular savings deposits	1,586,431	3,632	0.31
Time deposits	110,540,597	3,340,515	4.04
Short-term borrowings	15,580,423	220,633	1.89
Subordinated debt	8,000,000	451,645	7.54
Total interest-bearing liabilities	211,357,386	5,058,055	3.20%
Net interest income and spread		$6,746,607	2.89%
Non-interest-bearing demand deposits	35,765,362
Accrued expenses and other liabilities	1,098,372
Stockholders’ equity	18,283,933
Total liabilities and stockholders’ equity	$266,505,053

Interest and fee income/earning assets	6.09%
Interest expense/earning assets	2.61
Net interest margin	3.48%

Return on Average Assets (Annualized)	(2.03)%
Return on Average Equity (Annualized)	(29.52)%
Average Equity to Average Assets	6.86%

Nine Months Ended September 30, 2007
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$224,214,486	$15,152,372	9.03%
Investment securities	1,684,930	62,540	4.96
Federal funds sold and other overnight investments	20,447,334	611,271	4.00
Total earning assets	246,346,750	15,826,183	8.59%
Less: Allowance for credit losses	(3,196,732)
Cash and due from banks	2,510,890
Other real estate owned	11,517
Premises and equipment, net	1,108,267
Accrued interest receivable and other assets	2,824,694
Total assets	$249,605,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$74,909,337	2,058,879	3.67%
Regular savings deposits	4,462,053	69,596	2.08
Time deposits	105,606,487	3,980,272	5.04
Short-term borrowings	4,304,175	149,375	4.64
Subordinated debt	8,000,000	450,327	7.53
Total interest-bearing liabilities	197,282,052	6,708,449	4.55%
Net interest income and spread		$9,117,734	4.04%
Non-interest-bearing demand deposits	30,804,512
Accrued expenses and other liabilities	1,613,505
Stockholders’ equity	19,905,317
Total liabilities and stockholders’ equity	$249,605,386

Interest and fee income/earning assets	8.59%
Interest expense/earning assets	3.64
Net interest margin	4.95%

Return on Average Assets (Annualized)	0.80%
Return on Average Equity (Annualized)	10.09%
Average Equity to Average Assets	7.98%

Provision for Credit Losses

There was a $2.5 million and a $5.5 million provision for credit losses for the three-month and nine-month periods ended September 30, 2008, respectively. There was a $350,000 provision required for the same periods in 2007. The provision for credit losses is reflective of the ongoing decline in the residential real estate market resulting in difficulty on the part of borrowers to refinance or sell residential real estate. For additional information regarding the methodology used to determine the provision for credit losses, see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, income on bank owned life insurance and cash management fees. For the three-month and nine-month periods ended September 30, 2008, the Company realized non-interest income of $203,218 and $613,460, respectively, as compared to $148,086 and $521,292 for the same periods ended September 30, 2007. Gains on the sale of mortgage loans of $73,387 and $214,024 comprised 36.1% and 34.9% of the total for the three-month and nine-month periods ended September 30, 2008, respectively. This compares to gains on the sale of mortgage loans of $91,442 and $351,934, or 61.7% and 67.5%, of total non-interest income for the three-month and nine-month periods ended September 30, 2007.

The level of gains on the sale of mortgage loans decreased for the three-month and nine-month periods ended September 30, 2008 due to a general decrease in home purchase and refinance activity in the Company’s markets.  The change in gains as a percentage of non-interest income is a result of the addition of income from bank owned life insurance in the fourth quarter of 2007.

Service charges on deposit accounts totaled $58,711 and $184,090 for the three-month and nine-month periods ended September 30, 2008 as compared to $38,885 and $111,296 for the same periods in 2007. The increases of 51.0% and 65.4% for the three and nine-month periods are attributable to an increase in overdraft fees charged on transaction accounts as well as an increase in analysis fees charged on business checking accounts. Although overdraft fees increased, the Company continues to maintain a very low level of average overdrafts. Analysis fees have increased as a result of the previously discussed Federal Reserve actions, which reduced the rates used to calculate credits available to customers to offset any analysis fees they incurred.

The increase of $53,361 and $157,284, or 300.5% and 270.9%, in all other non-interest income items for the three-month and nine-month periods ended September 30, 2008 was primarily attributable to the Company’s investment in bank owned life insurance (“BOLI”), which was purchased during the fourth quarter of 2007.  The initial investment totaled $5.0 million and the Company recognized income of $58,473 and $171,795 related to increases in this investment during the three-months and nine-months ended September 30, 2008.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month and nine-month periods ended September 30, 2008 totaled $2.6 million and $8.3 million, respectively. This compares to non-interest expense for the comparable periods in 2007 of $2.3 million and $6.8 million, respectively. The increases of approximately $316,000 and $1.5 million, or 13.9% and 21.8%, are spread across almost all expense categories and were primarily due to the growth of the business development staff resulting from geographic expansion into the Baltimore-Washington Corridor as well as the costs associated with managing the portfolio of investor-owned residential real estate loans.

The increases in salaries and benefits of approximately $148,000 and $460,000 for the three-month and nine-month periods related to staffing growth, including the expansion into the Baltimore-Washington Corridor with the January 2008 opening of an office in Columbia currently staffed with four experienced commercial relationship managers, a cash management specialist and a commercial account manager. In addition, an experienced commercial relationship manager was added in the Lutherville office in January 2008 and additional account managers were hired in the fourth quarter of 2007 and in January of 2008 to manage the anticipated growth in business from these offices. These additions were made to continue to expand the Bank’s market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume. The cost of this additional staffing was somewhat offset by a reduction in commissions paid due to a significant decline in the origination of residential construction and reconstruction loans. In addition, the Company began to realize some benefit from the previously mentioned reduction in staff.

Occupancy expenses increased by $29,456 and $83,397 for the three-months and nine-months ended September 30, 2008 as compared to the same periods in 2007. The 18.0% and 17.2% increases for the three and nine-month periods, respectively, were due to scheduled rent increases and the acquisition of new space obtained in December 2007 for the Company’s Baltimore-Washington Corridor office located in Columbia, Maryland. The Company currently sublets approximately 650 square feet of space currently occupied by the Towson residential lending group.

Legal and professional fees increased $95,485 and $412,651, or 96.4% and 172.7%, for the three-month and nine-month periods ended September 30, 2008 as compared to the same periods in 2007. The increase was primarily related to legal fees and other costs incurred to manage the collection and foreclosure process on loans in the Company’s residential real estate portfolio.

Data processing and other outside services expense decreased by $13,085 and increased by $123,507, or 5.8% and 19.9%, for the three-month and nine-month periods ended September 30, 2008 as compared to the three-month and nine-month periods in 2007, respectively. The increase for the nine-month period is due to the cost of implementing and supporting a computer infrastructure at an additional location, the costs associated with implementation and expansion of the Company’s remote deposit capture product, an increase in outsourced data and item processing costs that are a function of the growth of the Bank, recruiting expenses associated with hiring new staff and an increased use of outsourced administrative services to accommodate the growth of the Company in lieu of adding additional administrative staff.  The decrease in expenses for the three-month period was primarily related to a reduction in human resource and other consulting fees due to expense management.

Advertising and marketing-related expenses decreased by $1,088 and increased by $88,495, or 1.0% and 27.4%, for the three-month and nine-month periods ended September 30, 2008 as compared to the three-month and nine-month periods in 2007, respectively. The increase for the nine-month period is a result of the expansion of the business development staff and the opening of the office in the Baltimore-Washington Corridor.  The slight decrease for the three-month period was driven by reduced public relation expenses due to the previously mentioned staff reduction and a continued focus on expense management.

The $57,135 and $311,652, or 20.6% and 36.6%, increases in all other non-interest expense items for the three-month and nine-month periods ended September 30, 2008 were primarily due to an approximate $57,000 reduction in the value of two properties in other real estate owned as well as loan collection costs incurred to manage the weaknesses in the Company’s residential real estate loan portfolio.  Loan collection costs totaled $16,468 and $142,292 for the three-month and nine-month periods ended September 30, 2008, respectively.  Increases in other various costs were associated with the increased size and complexity of the Company.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income, before the provision for credit losses, and non-interest income. The Company’s efficiency ratio was 117.2% and 112.3% for the three-month and nine-month periods ended September 30, 2008, respectively. This compares to 74.1% and 70.4% for the three-month and nine-month periods in 2007, respectively. The increase in the efficiency ratio from the prior year is a result of the previously discussed decline in revenue as well as management’s decision to continue to invest in personnel to support the long-term growth of the Company.

Management will continue to focus on the preservation of capital and liquidity while managing asset/portfolio risk seeking to improve our operating efficiencies. The Company will also continue to commit the necessary resources to work through the asset quality issues in the residential real estate portfolio.

Income Taxes

For the three-month and nine-month periods ended September 30, 2008, the Company recorded an income tax benefit of $1.1 million and $2.4 million, respectively. This compares to income tax expense of $182,000 and $1.0 million recorded for the same periods in 2007, respectively.  The change is a direct result of the significant decline in taxable income between the periods.

The Company recognized a deferred tax asset of $3.8 million as of September 30, 2008 determined based on the difference between the financial statement and tax bases of its assets and liabilities. Management believes that the future realization of this deferred tax asset is more likely than not as of September 30, 2008.

Financial Condition

Composition of the Balance Sheet

As of September 30, 2008, total assets were $274.1 million. This represents an increase of $17.6 million, or 6.9%, since December 31, 2007. The change in total assets includes increases of $11.7 million in Federal funds sold and other overnight investments, $2.0 million in loans net of the allowance for credit losses, $4.0 million in other real estate owned, $171,795 in bank owned life insurance and approximately $2.3 million in other non-earning assets. These increases were offset by decreases of $1.8 million in cash and due from banks, $399,529 in investment securities available for sale and $475,400 in other equity securities.

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

As of September 30, 2008, the Company held no such loans which were classified as held for sale. There were $8.2 million of loans outstanding under this program as of December 31, 2007. This fluctuation in balances is indicative of the cyclical nature of mortgage lending, the mortgage company’s ability to use other funding sources as its volume fluctuates and the downturn in the residential real estate market.

As of September 30, 2008, loans, excluding loans held for sale, totaled $243.2 million. This represents an increase of $13.8 million, or 6.0%, as compared to a balance of $229.4 million as of December 31, 2007. Loan growth was particularly strong in the Company’s Lutherville office and its newly opened Baltimore-Washington Corridor office. This growth resulted from the addition of experienced Commercial Relationship Managers that were well positioned to take advantage of market disruptions caused by turnover in the lending staffs of two institutions in the Company’s markets.

The composition of the loan portfolio as of September 30, 2008 was approximately $118.5 million of commercial loans, $3.7 million of consumer loans, and $121.0 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2007 was approximately $102.7 million of commercial loans, $4.1 million of consumer loans, and $122.6 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $1.5 million and $11.6 million as of September 30, 2008 and December 31, 2007, respectively.

The Company has experienced ongoing weakness in its portfolio of residential construction and reconstruction loans. The total portfolio as of September 30, 2008 was approximately $37.3 million of which $11.2 million was classified as non-accrual and an additional $7.1 million was 30 days or more past due. Management is proactively and aggressively addressing the problems in this portfolio by reviewing the specific credits more frequently, consulting with legal counsel when necessary, working with borrowers for potential restructure or working with potential investors to facilitate the sale of the property. In addition, the Company has significantly tightened underwriting standards for these types of loans and is currently originating very little of this type of business.  Resolving these issues will take time as the residential real estate market works through its downturn and housing inventories return to normal levels; therefore, there can be no assurance that management’s actions will result in immediate decreases in the rate of non-accrual and past due loans.

During the nine-month period ending September 30, 2008, the Company foreclosed on eleven pieces of residential real estate related to investor-owned properties. These properties were placed into other real estate owned at estimated net realizable value of approximately $5.3 million. The difference between the related loan balances totaling approximately $8.5 million and the net realizable value was charged off to the allowance for credit losses during the period. These foreclosures combined with the sale of six properties and additional write-downs and reserves on properties already held in other real estate owned brought the total other real estate owned to approximately $5.0 million as of September 30, 2008.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, U.S. Treasury securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and bank owned life insurance. These investments totaled approximately $23.6 million as of September 30, 2008 compared to approximately $14.3 million as of December 31, 2007.

At September 30, 2008, the Company had cash and due from banks of $554,626 as compared to $2.3 million as of December 31, 2007. Management attempts to limit the amount of these funds since they are non-interest bearing. As of September 30, 2008, the Company had federal funds sold and other overnight investments totaling $16.6 million as compared to $4.9 million as of December 31, 2007. The increase is a result of management’s decision to gather relatively low cost funds during the nine months ending September 30, 2008 in the national market for CDs in order to fund current and anticipated loan growth. The Company held $704,200 and $607,300 of Federal Reserve Bank stock as of September 30, 2008 and December 31, 2007, respectively. The Company also held Federal Home Loan Bank of Atlanta (“FHLB”) stock of $535,400 and $1,107,700 as of September 30, 2008 and December 31, 2007, respectively. The decrease in FHLB stock is a result of reduced borrowings under FHLB lines of credit which require the purchase of stock equivalent to 4.5% of outstanding borrowings. As of December 31, 2007, the Company held U.S. Treasury bills with a maturity value of $400,000, none of which were held as of September 30, 2008.

Deposits at September 30, 2008 were $233.3 million of which approximately $8.4 million, or 3.6%, was related to one customer. Deposits at December 31, 2007 were $202.0 million of which deposits for the same customer stood at approximately $6.2 million, or 3.1%, of total deposits. The deposits for this customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.  The increase in total deposits from December 31, 2007 was related to replenishment of core deposits that were drawn down in the fourth quarter of 2007 as well as the previously discussed effort to gather reasonably priced national market CDs to fund current and anticipated loan growth as well as pay down short-term borrowings. National market CDs are discussed in more detail below.

In the first quarter of 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. Due to its operating results, the Company is currently unable to raise deposits directly through the network.  These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of September 30, 2008, the Company had approximately $5.0 million of CDARS deposits outstanding of which all was placed on behalf of customers. As of December 31, 2007, the Company had approximately $27.0 million of CDARS deposits outstanding of which $1.0 million were placed on behalf of customers and $26.0 million were raised by the Company. The decrease in CDARS deposits from December 31, 2007 reflects management’s decision to payoff short-term funding sources and uses the national market for CDs to extend the terms on time deposits at more favorable rates.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposit. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds or when the cost of funds for these deposits is determined to be low enough to lock in for longer term funding needs. As of September 30, 2008, the Company had outstanding certificates of deposit of approximately $70.2 million that were obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit). The national market certificates of deposit were issued with an average yield of 3.8% and an average term of 9 months. Included in the $70.2 million are national market certificates of deposit totaling approximately $57.3 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 3.8% and an average term of 9 months.  As of December 31, 2007, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $31.6 million. Included in the $31.6 million were national market certificates of deposit totaling $199,000 that had been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as commercial paper sweep balances and all deposits other than national market certificates of deposit, CDARS deposits and $5.4 million of the $8.4 million of deposits from the large customer described above, stood at $170.0 million as of September 30, 2008. Although commercial paper sweep balances are reflected as short-term borrowings on the balance sheet, management considers them core deposits as they represent stable customer relationships with commercial enterprises.  The $3.4 million, or 2.0%, decrease from the total as of December 31, 2007 of $173.4 million was primarily driven by an increase in national market CDs to manage liquidity needs in the current interest rate environment.  Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Below is a reconciliation of total deposits to core deposits as of September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
Total deposits	$233,343,954	$201,981,465
Commercial paper sweep balances	14,087,343	7,309,508
National market certificates of deposit (includes CDARS deposits)	(72,092,429)	(32,661,081)
Variable balance accounts (1 customer at September 30, 2008 and December 31, 2007)	(8,373,154)	(6,230,689)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$169,965,714	$173,399,203

As of September 30, 2008, short-term borrowings consisted of $14.1 million borrowed under an Overnight Commercial Paper program. Borrowings under the Overnight Commercial Paper are unsecured and are subordinated to all deposits. While these amounts are not classified as deposits, they do represent customer relationships with commercial enterprises.  In addition, the Company borrowed $1.6 million under its secured FHLB credit facility.

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

The allowance for credit losses as of September 30, 2008 and December 31, 2007 was $6.7 million and $5.0 million, respectively. These amounts equated to 2.73% and 2.08% of outstanding loans, including loans held for sale, as of September 30, 2008 and December 31, 2007, respectively. Excluding loans held for sale, the allowance for credit losses equated to 2.74% and 2.18% of outstanding loans as of September 30, 2008 and December 31, 2007, respectively. The increased percentage was primarily due to an additional provision of $1.7 million recorded during the period due to ongoing weaknesses in the Company’s portfolio of residential construction and reconstruction loans.  This is a direct result of weaknesses in the housing markets in its target markets.  Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of September 30, 2008, the Company had non-accrual loans totaling $18.7 million, most of which, approximately $11.2 million, were in the residential real estate construction and reconstruction loan portfolio.  The remainder, approximately $7.5 million, represents commercial and consumer loans secured by real estate.  This is a direct result of the slowdown in the real estate market, which has resulted in an increase in loan extensions and delinquencies due to the inability of borrowers to refinance or sell properties as quickly as anticipated.  These nonperforming loans represented 7.6% of total outstanding loans, including loans held for sale, as of September 30, 2008.  All of these loans are at least partially collateralized by real estate. As of December 31, 2007, the Company had $9.4 million of non-accrual loans representing 3.9% of total outstanding loans.  Management will continue to closely monitor these loans and the overall level of delinquencies; however, management believes that the allowance for credit losses is adequate for these loans.  Any losses on these loans will be charged off as soon as the amount of loss is determinable.

The Company recorded $2.5 million and $3.8 million of net charge-offs during the three-month and nine-month periods ended September 30, 2008, respectively. The Company recorded $315,989 of net charge-offs during the three-month and nine-month periods ended September 30, 2007.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of September 30, 2008, the Company had $554,626 in cash and due from banks, $16.6 million in federal funds sold and other overnight investments and $1.5 million in loans expected to be sold within 60 days. As of December 31, 2007, the Company had $2.3 million in cash and due from banks, $4.9 million in federal funds sold and other overnight investments, $399,529 in three-month U.S. Treasury Securities and $11.6 million in loans expected to be sold within 60 days.

The increase in the overall level of liquid assets was the result of a deliberate effort by management to strengthen the Company’s liquidity position in an extremely volatile market. Growth in the Company’s loan portfolio, without corresponding growth in deposits, would reduce liquidity as would reductions in the level of customer deposits.

The Company has commitments for a total of $9 million of borrowing availability under secured and unsecured Federal funds lines of credit with three separate financial institutions. The Company also has approximately $22.5 million of borrowing capacity with the Federal Home Loan Bank of Atlanta as of September 30, 2008. These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. From time-to-time, the Company may sell or participate out loans to create additional liquidity as required.

As of September 30, 2008, the Company is unable to accept additional brokered deposits without prior approval of the FDIC.  This is a standard requirement for banks that are deemed to be “Adequately Capitalized.”  As of September 30, 2008, $2.7 million of the $57.3 million of brokered CDs will mature by December 31, 2008 and $27.7 million will mature during the first quarter of 2009.  As such, management does not expect that this requirement will have a material impact on liquidity during the remainder of 2008.

The Company currently has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. The Company will choose to retain maturing certificates of deposit, when necessary, by offering competitive rates.

In response to the credit crisis, the federal government has recently taken several steps to free up bank liquidity.  One of these measures is the U.S. Department of Treasury’s Capital Purchase Program under the Emergency Economic Stabilization Act of 2008 (the “EESA”).  Under this program, the Treasury intends to make senior preferred stock investments in participating financial institutions that will qualify as Tier 1 Capital.  Management is currently evaluating the Company’s participation in this program.  Regardless of the Company’s participation, governmental intervention and new regulations under this program could materially and adversely affect its business, financial condition and results of operation.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2008, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$16,602,735	6.33%	$16,602,735	$-	$-	$-
Loans held for sale	1,452,260	.55	1,452,260	-	-	-
Loans – Variable rate	118,257,273	45.06	118,257,273	-	-	-
Loans – Fixed rate	124,922,606	47.59	35,267,322	15,670,827	64,694,895	9,289,562
Other earning assets	1,239,600	.47	-	-	-	1,239,600
Total interest-earning assets	$262,474,474	100.00%	$171,579,590	$15,670,827	$64,694,895	$10,529,162

Interest-bearing liabilities
Deposits – Variable rate	$65,631,317	30.22%	$65,631,317	$-	$-	$-
Deposits – Fixed rate	127,812,793	58.86	25,994,123	76,056,313	25,762,357	-
Short-term borrowings – Variable rate	15,717,344	7.24	15,717,344	-	-	-
Subordinated debt	8,000,000	3.68	-	-	-	8,000,000
Total interest-bearing liabilities	$217,161,454	100.00%	$107,342,784	$76,056,313	$25,762,357	$8,000,000

Periodic repricing differences
Periodic gap			$64,236,806	$(60,385,486)	$38,932,538	$2,529,162
Cumulative gap			$64,236,806	$3,851,320	$42,783,858	$45,313,020

Ratio of rate sensitive assets to rate sensitive liabilities			159.84%	20.60%	251.12%	131.61%

The Company has 51.9% of its interest-earning assets and 37.5% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $45.3 million. The majority of this gap is concentrated in items maturing or repricing within five years. This gap is generally reflective of the Company’s effort, over the past nine months, to maintain flexibility in the balance sheet in a declining interest rate environment. As rates have dropped over the past nine months, the Company has begun to extend the term on time deposits in order to lock in lower deposit rates for a longer period of time. This analysis indicates that the Company will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Outstanding loan commitments and lines and letters of credit as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Loan commitments	$22,627,482	$35,114,676
Unused lines of credit	89,101,487	85,999,686
Letters of credit	3,449,816	3,564,927

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

The decline in the overall level of loan commitments as of September 30, 2008 as compared to December 31, 2007 is reflective of management’s decision to become more selective in order to manage capital.

Capital Resources

The Company had stockholders’ equity at September 30, 2008 of $16.0 million as compared to $19.9 million at December 31, 2007. The decrease in capital is a result of the operating loss incurred for the nine-months ended September 30, 2008. Management is extremely focused on ensuring that the Company has adequate capital to support projected asset growth over the next 12 months.

Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution’s assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted” assets so that categories of assets with higher "defined” credit risks will require more capital support than assets with lower risks. The Bank has met its capital adequacy requirements to date.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years. The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at September 30, 2008, and no such payments are currently planned.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of September 30, 2008.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding long-term growth, market expansion, earnings during the remainder of 2008 or beyond such time, loan, asset and business growth, benefits resulting from previous staff reductions, future sources of income, the impact or worsening economic conditions on the Company, future realization of deferred tax asset, operating results and profitability, liquidity, allowance for credit losses, interest rate sensitivity, retention of deposits, and financial and other goals, as well as statements with respect to the future status of our loan portfolio are forward-looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-Q; the Company’s dependence on key personnel; risks related to the Bank’s choice of loan portfolio; continuing declines in the real estate market in the Company’s markets and in the economy generally; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-K for the year ended December 31, 2007. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 1A.  Risk Factors

Except as discussed below, there have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

If economic conditions deteriorate our results of operations and financial condition could be adversely affected as borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.  The capital and credit markets have been extremely volatile for over twelve months and there have been significant declines in the residential real estate market during the same period.  As such, the Company continues to experience weaknesses in its residential construction and reconstruction loan portfolio as loan delinquencies increase, collateral values decline, and foreclosures increase.  Although the Company’s commercial loan portfolio continues to perform well given the current instability in the economy, a worsening of these conditions may adversely impact this portfolio.  The Company does not expect improvement in these current market conditions in the near future, which will continue to negatively affect its business, financial condition and results of operation.

Liquidity could be impaired by an inability to access the capital markets or an unforeseen cash outflow.  The Company’s liquidity could be impaired due to circumstances that it may be unable to control such as a general capital market disruption.  Given that the Bank is unable to issue brokered CDs without prior approval from the FDIC, the Bank’s inability to replace maturing brokered deposits with core deposits or cash flows from loan repayments may require the Bank to generate liquidity through other means.

A capital raise may be required in the future, but that capital may not be available or may not be on acceptable terms when it is needed.  The Company and the Bank are required by federal regulatory authorities to maintain adequate capital levels to support operations.  The Company’s ability to raise additional capital is dependent on capital market conditions at that time and on its financial performance.  If the Company cannot raise additional capital when needed, its ability to further expand operations through internal growth and deposit gathering could be materially impaired.

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

Bay National Corporation

Date: November 14, 2008	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Mark A. Semanie
Mark A. Semanie, Treasurer
(Principal Accounting and Financial Officer)