Form 10-K
period 2008-12-31
BAY NATIONAL CORP
filed 2009-03-31
CIK 1089787

United States
 Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes __   No  X

The aggregate market value of the common equity held by non-affiliates was $13,210,126 as of June 30, 2008, based on a sales price of $8.40 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold on the NASDAQ Stock Market on June 25, 2008 (the last date at which the common stock had traded as of June 30, 2008).

The number of shares outstanding of the registrant's Common Stock was 2,153,101 as of March 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of Bay National Corporation, to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Description of Business

BUSINESS OF BAY NATIONAL CORPORATION AND BAY NATIONAL BANK

General

Bay National Corporation was incorporated under the laws of the State of Maryland on June 3, 1999, primarily to serve as a bank holding company for a proposed federally chartered commercial bank to be named Bay National Bank.

Bay National Bank commenced operations on May 12, 2000 with its main office in Lutherville, Maryland and a branch office in Salisbury, Maryland.  Subsequently, it added residential lending offices located in Salisbury, Maryland and Baltimore, Maryland, in December 2007, a loan production office was initiated in Columbia, Maryland that was subsequently closed in March 2009, and in May 2008, a residential mortgage lending office in Cambridge, Maryland.  Bay National Bank accepts checking and savings deposits and offers a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

Marketing Focus

Bay National Bank was formed by a group of individuals active in business, professional, banking, financial and charitable activities in the Baltimore, Maryland metropolitan area and the Eastern Shore of Maryland. These individuals believed that the banking needs of certain segments of these communities were not being served adequately by existing banks.  Specifically, as a result of bank mergers in the 1990s, many banks in the Baltimore metropolitan area and the Eastern Shore of Maryland became local branches of large regional and national banks. Although size gave the larger banks some advantages in competing for business from large corporations, including economies of scale and higher lending limits, the organizers believed that these “mega banks” were focused on a mass market approach which de-emphasized personal contact and service.  The organizers also believed that the centralization of decision-making power at these large institutions had resulted in a lack of customer service. At many of these institutions, determinations were made at the out-of-state “home office" by individuals who lacked personal contact with customers as well as an understanding of the customers' needs and scope of the relationship with the institution.

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

Bay National Bank seeks to distinguish itself by:

•	Developing personal relationships with its customers;

•	Customizing its products to fit the needs of its customers instead of adopting a "one size fits all" mentality;

•	Streamlining the decision-making process; and,

•	Offering its customers additional complementary services, such as insurance and investment advice, through relationships with strategic partners.

Bay National Bank’s offices are not organized in the traditional retail branch structure, which is transaction and "bank teller" oriented.  Instead, Bay National Bank emphasizes a "sit-down" model where customers can choose to be greeted by a personal banker and taken to a private desk. Customers also have the option to conduct their transactions using a more traditional teller counter. Management believes that this approach makes service more individualized and enhances the banker's understanding of each individual customer's needs. Furthermore, Bay National Bank’s branch locations do not focus on capturing every customer within the surrounding area. Instead, they are strategically located in areas convenient to Bay National Bank’s target customer base.

Market Area and Facilities

Bay National Bank’s headquarters and Baltimore branch office are located at 2328 West Joppa Road, Lutherville, Maryland 21093. Bay National Bank serves the Baltimore metropolitan area from that location, with its primary service area being Towson, Lutherville-Timonium, Cockeysville, Hunt Valley, Ruxton and Roland Park.  Bay National Bank’s former loan production office at 8820 Columbia 100 Parkway, Columbia, Maryland 21045 primarily served the Baltimore-Washington corridor.  Bay National Bank’s Salisbury, Maryland branch office is located at 109 Poplar Hill Avenue, Salisbury, Maryland 21801, from which it serves Maryland’s lower Eastern Shore.  Bay National Bank also has three residential real estate loan production offices located in its Lutherville headquarters, in its Salisbury branch office and in Cambridge, Maryland.

Products and Services

Loan Portfolio.

Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans. Commercial business and commercial real estate loans for owner-occupied properties are Bay National Bank's primary loan products, accounting for approximately 77% of the loan portfolio as of December 31, 2008.

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

The following is a description of the types of loans that Bay National Bank has targeted in building its loan portfolio:

•
Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing.  Asset-based lending and accounts receivable financing are also available. As of December 31, 2008, these loans represented approximately 50% of Bay National Bank’s loan portfolio. In general, Bay National Bank targets small and mid-sized businesses in its market area with credit needs in the range of up to $5 million.

•
Commercial real estate loans, including mortgage loans on non-residential properties, and land development and construction loan financing, primarily for owner-occupied premises as well as first and second mortgage loans on commercially owned residential investment properties.  As of December 31, 2008, these loans represented approximately 27% of Bay National Bank’s loan portfolio. We are currently decreasing the number of land development and construction loans that we originate based on current market conditions.

•
Residential mortgage loans and construction loans secured by residential property, including first and second mortgage loans on owner-occupied and investment properties (1 to 4 family and multi-family) owned by individuals, and home equity loans secured by single-family owner-occupied residences. As of December 31, 2008, these loans represented approximately 21% of Bay National Bank’s loan portfolio. Like its consumer loans, Bay National Bank’s residential real estate loans are targeted to business owners and their employees, business professionals and high net worth individuals.

•
Consumer loans include automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2008, these loans represented approximately 2% of Bay National Bank’s loan portfolio. Bay National Bank’s consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

Prior to 2007, Bay National Bank originated some of its Eastern Shore residential mortgage loans through BNB Mortgage, LLC, a Maryland limited liability company, which is a joint venture between Bay National Bank and an Ocean City, Maryland real estate agent.  Bay National Bank was responsible for all of the operations of BNB Mortgage, LLC. Bay National Bank’s share of net income from this entity amounted to $2,682 for the year ended December 31, 2006 and no income was generated from this entity during 2007 and 2008.  All loans originated by BNB Mortgage, LLC were immediately sold to Bay National Bank. These loans were then sold to third party investors in the same fashion as other conventional first and second residential mortgage loans originated by Bay National Bank.  While recently this joint venture has not been active due to current market conditions, it is still operational and could potentially be a source for origination of loans in the future should real estate market conditions in the area improve.

Bay National Bank’s conventional first and second residential mortgage loans adhere to standards developed by Fannie Mae/Freddie Mac.  Bay National Bank sells most of its first and second residential mortgage loans in the secondary market. These loans essentially have a lower degree of risk and a lower yield relative to the other types of loans that Bay National Bank makes. Since these loans are typically sold, Bay National Bank offers these loans as well as certain residential construction loans to a broader array of individuals than its home equity loans and other consumer loan products. As of December 31, 2008, mortgage loans held for sale totaled $1.2 million.

Deposits.

Bay National Bank offers a wide range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options.

Other Banking and Financial Services.

Bay National Bank offers cash management services such as sweep accounts, repurchase agreements, commercial paper investments, account reconciliation, lockbox services and wire transfers of funds to its commercial customers. Additionally, Bay National Bank makes available telephone banking, ATM/debit cards, safe keeping boxes, after-hours deposit services, travelers checks, direct deposit of payroll and automatic drafts for various accounts. These services are provided either directly by Bay National Bank or through correspondent banking relationships.  Bay National Bank does not have its own network of ATM machines. In most instances, Bay National Bank waives fees based upon a predetermined number of ATM transactions per month, thereby allowing its customers to use almost any ATM machine.

In addition, Bay National Bank's customers are able to access information about their accounts and view information about Bay National Bank's services and products on Bay National Bank's website, which is located at http://www.baynational.com. Bay National Bank’s website also permits customers to make transfers of funds among accounts, pay bills, order checks and send e-mails to Bay National Bank.

Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration. To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank.  As of December 31, 2008, Bay National Bank had not entered into any such fee arrangements. When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

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

Employees

As of March 30, 2009, Bay National Bank employed forty-seven individuals including one part-time employee.  Thirty-six people operate from Bay National Bank’s headquarters and banking office in Lutherville, Maryland, ten people operate from the Salisbury, Maryland office and one person is located in Cambridge, Maryland. Bay National Corporation has no employees.

Recent Developments

On February 6, 2009, Bay National Bank voluntarily entered into a Consent Order (the “Consent Order”) with the Office of the Comptroller of Currency (the “OCC”), our primary banking regulator.

Among other things, the Consent Order requires the Bank and/or its board of directors (the "Board") to take certain actions, including developing and submitting written plans to the OCC, and imposes restrictions on the Bank designed to improve its financial strength, including the following: within 30 days provide a written analysis of the Board’s decision whether to sell, merge or liquidate the Bank or remain independent; if the Board decides the Bank should remain independent and the OCC does not object to the written analysis, within 60 days of the Consent Order, implement a three-year strategic plan for the Bank with respect to certain financial objectives; by April 30, 2009 maintain a 12% total risk-based ratio, an 11% Tier 1 risk-based ratio and a 9% leverage ratio; develop a three-year capital program that, among other things, assesses current and expected funding needs and ensures that sufficient funds or access to funds exists to meet those needs; ensure that the

Bank has competent management in its credit risk and asset liability risk management functions, conduct management reviews and adopt a written education program for officers as necessary; immediately take action to protect the Bank’s interest in assets criticized by the OCC and adopt a written program designed to eliminate the basis of such criticism; and develop written plans to address liquidity improvement, loan portfolio management, asset diversification, the Bank’s allowance for loan and lease losses, monitoring and review of problem loans and leases, charged-off loans and related issues, and monitoring of portfolio trends.

The Board has appointed a compliance committee to monitor, coordinate and report to the Board on the Bank’s compliance with the Consent Order.  In addition, under the Consent Order the Bank may not pay dividends unless it is in compliance with the capital program required by the Consent Order and applicable regulatory requirements and receives the OCC’s written non-objection.

The Bank's Board and its compliance committee and have submitted a written analysis to the OCC in which the Bank details its decision to remain independent while continually evaluating other options.

The Bank’s Board and executive management are adopting a Strategic Plan that maps out a strategy for the Bank to restore its higher capitalization, strong earnings, good asset quality and to also eliminate the concerns raised by the OCC in the Consent Order.  Pursuant to the plan, the Bank will return to its original business model, provide stronger risk controls and provide the management and support items necessary to continue to grow and serve its customer base.  We envision all the key elements of the plan being in place by the end of 2009.

In order to make the plan work, the Bank will focus on six goals that are the keys to its success.  These are:

•           A return to its original mission: The Bank’s original mission was to serve local businesses and professionals through internally generated loans.  The Bank has returned to that mission.

•           Improve asset quality:  Asset quality must be raised to acceptable levels and thereafter maintained as part of a high quality loan portfolio.  This loan portfolio will consist of primarily internally-generated small business loans that are fully within the Bank’s expertise and provide adequate yields with manageable risk.

•           Increase capitalization:  Capital must be raised to levels above the minimum capital needed to meet regulatory requirements.  This higher level of capital can be achieved by either shrinking the size of the balance sheet, by raising additional contributions from present and new shareholders or by a combination of these two approaches.  Increasing the Bank’s level of capital will ensure that it not only remains viable through the present economic downturn, but will have the ability to grow its assets and regain its former earnings profile.

•           Improve liquidity:   Liquidity must be increased and then maintained at a level that is at least comparable with other local banks in terms of core deposits.  More specifically, the Bank in solving its liquidity issues has taken, or will take the following steps as well as others:
Primary Sources of Liquidity
•   Develop multiple lines of credit with other financial institutions.
•   Remain a Federal Home Loan Bank (“FHLB”) member with the ability to take advances.
•   Obtain ability to borrow from the Federal Reserve discount window.
•   Continue use of national market CDs which are not considered brokered CDs.
•   Maintain and track collateral available to be pledged.  The availability of this collateral will also periodically be validated by a secondary source.
•   Develop a traditional low-risk investment portfolio with laddered maturities.

Secondary Sources of Liquidity
•   Seek to restore the ability to use brokered funds on a more limited basis than in the past
•   Seek to restore the ability to fully utilize the certificate of deposit account registry service (“CDARS”), or other sweep programs.
•   Establish relationships with other banks for standby participations
•   Track a pool of loans that would be available for participation

•
Return to Profitability:  Profitability must be restored as soon as possible and beyond that point earnings must show consistent and steady growth.  In the context of improving profitability and preserving capital, we have already made significant internal changes that we believe will reduce costs and lead to improved earnings or minimize losses.

•
Develop management depth:  We believe that the executive management team and management succession plan have the depth, experience and talent to maintain the confidence of the public, clients, directors, shareholders and regulators.  The Board will evaluate management on a regular basis.

SUPERVISION AND REGULATION

General

Bay National Corporation and Bay National Bank are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations and generally are primarily intended to protect depositors, not stockholders. The following discussion is only a summary and readers should refer to particular statutory and regulatory provisions for more detailed information. In addition, management cannot predict the nature or the extent of the effect on our business and earnings that new federal or state legislation may have in the future.

Bay National Corporation

Federal Bank Holding Company Regulation.  Bay National Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to supervision by the Board of Governors of the Federal Reserve System (the “FRB”). As a bank holding company, Bay National Corporation is required to file with the FRB an annual report and such other additional information as the FRB may require by statute. The FRB may also examine Bay National Corporation and each of its subsidiaries.

The FRB must approve, among other things, the acquisition by a bank holding company of control of more than 5% of the voting shares, or substantially all the assets, of any bank or bank holding company or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, Bay National Corporation may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

Unless it chooses to become a financial holding company, as further described below, a bank holding company is prohibited from acquiring control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking, including managing or controlling banks or furnishing services for its authorized subsidiaries.  There are limited exceptions.  A bank holding company may, for example, engage in activities which the FRB has determined by order or regulation to be so closely related to banking and/or managing or controlling banks as to be "properly incident thereto." In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the FRB has determined by regulation to be closely related to banking include servicing loans, performing certain data processing services, acting as a fiduciary, investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, investments in their stock or other securities, and taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. The FRB adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act's anti-tying prohibitions, which give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

In accordance with FRB policy, Bay National Corporation is expected to act as a source of financial strength to Bay National Bank and to commit resources to support Bay National Bank in circumstances in which Bay National Corporation might not otherwise do so. The FRB may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

Pursuant to authority granted under the Gramm-Leach-Bliley Act of 1999 (the “GLBA”), a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies.  In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto and not a substantial risk to the safety and soundness of the depository institution or the financial system in general, as determined by the FRB.  The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company allows insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions.

As a bank holding company with consolidated assets of more than $150 million, Bay National Corporation also is subject to certain risk-based capital guidelines imposed on bank holding companies by the FRB to ensure the holding company’s capital adequacy.  See "Item 1. Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines" below for details.

The status of Bay National Corporation as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

State Bank Holding Company Regulation.  Bay National Corporation is a Maryland corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law.

Under Maryland law, a bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation (the "Commissioner"). In approving the application, the Commissioner must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Commissioner may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Commissioner has authority to adopt, by regulation, a procedure to waive this requirement for good cause.  In a transaction for which the Commissioner's approval is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Commissioner, the parties to the acquisition must provide written notice to the Commissioner at least 15 days before the effective date of the acquisition.

Bay National Bank

General. Bay National Bank, as a national banking association whose accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to the maximum legal limits, is subject to regulation, supervision and regular examinations by the OCC. Bay National Bank is a member of the Federal Reserve System and, as such, is subject to certain regulations issued by the FRB. Bay National Bank also is subject to applicable banking provisions of Maryland law insofar as they do not conflict with or are not preempted by federal law. The regulations of these various agencies govern most aspects of Bay National Bank's business, including setting required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends, and location and number of branch offices.

The GLBA authorizes expanded activities for national banks, but requires (with the exception of underwriting municipal revenue bonds and other state and local obligations) that any expanded activities be conducted in a new entity called a “financial subsidiary” that is a subsidiary of the bank rather than the bank itself.  A financial subsidiary may engage in any activities in which a financial holding company or a financial holding company’s non-bank subsidiaries can engage, except that a financial subsidiary cannot underwrite most insurance, engage in real estate development or conduct merchant banking activities.  A financial subsidiary may be established through acquisition or de novo.

In order for a national bank to operate a financial subsidiary, it must be well capitalized and well managed, have a satisfactory or better rating with respect to meeting community credit needs and the aggregate assets of all of the bank’s financial subsidiaries may not exceed 45% of the total assets of the bank, subject to certain exceptions.  The OCC and the FDIC maintain authority to review subsidiary activities.

Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings. Thus, the earnings and growth of Bay National Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the FRB, which regulates the supply of money. We cannot predict the nature and timing of changes in such policies and their impact on Bay National Bank.

Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such a transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Act. Furthermore, under the Riegle-Neal Act, interstate acquisitions of branches are permitted if the law of the state in which the branch is located permits such acquisitions. The Riegle-Neal Act also authorizes the OCC and FDIC to approve interstate branching, de novo, by national and non-member banks, respectively, but only in states which specifically allow for such branching.

The District of Columbia, Maryland, Delaware and Pennsylvania have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

Gramm-Leach-Bliley Act.  The GLBA substantially altered the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.  The GLBA also provides protections against the transfer and use by financial institutions of consumers’ nonpublic personal information.  A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Capital Adequacy Guidelines.  The FRB, the OCC and the FDIC have all adopted risk-based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

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

Prompt Corrective Action.  Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.  Bay National Bank is "adequately capitalized" as of December 31, 2008.  Bay National Bank has agreed to achieve higher capital ratios by April 30, 2009, as further provided in Part I, Subsection titled “Recent Developments.”

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

Deposit Insurance.  Bay National Bank’s deposits are insured by the FDIC.  The FDIC has temporarily raised its coverage amounts through December 31, 2009 from $100,000 to $250,000 per insured depositor (as defined by law and regulation) and up to $250,000 for deposits held by individual retirement accounts.

Deposit Insurance Assessments.  Bay National Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC. Through the DIF, the FDIC insures the deposits of Bay National Bank up to prescribed limits for each depositor, as indicated in the preceding paragraph. The DIF was formed March 31, 2006, upon the merger of the Bank Insurance Fund and the Savings Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Act’).  The Act established a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (“DRR”). The current target DRR is 1.25%.  However, the Act has eliminated the restrictions on premium rates based on the DRR and grants the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

To maintain the DIF, member institutions are assessed deposit insurance premiums based on their current condition and the nature of their activities, and the revenue needs of the DIF, as determined by the FDIC.  For institutions that have long-term public debt rating, the risk assessment is based on its debt rating and the components of its supervisory ratings.  For institutions that do not have a long-term public debt rating, the risk assessment is based on certain measurements of its financial condition and its supervisory ratings.

Recent failures have resulted in a decline in the reserve ratio to below 1.15%. Under the Act the FDIC is required to establish and implement a restoration plan to restore the reserve ratio to 1.15% within five years of the establishment of the plan. The FDIC adopted a final rule effective January 1, 2009, raising current rates uniformly by 7 basis points per $100 of domestic deposits for the first quarter of 2009 only. Rates for first quarter 2009 will range from a minimum of 12 basis points per $100 of deposits for well-managed, well-capitalized banks with the highest credit ratings, to 50 basis points for institutions posing the most risk to the DIF. Proposed rates beginning April 1, 2009, range from a minimum initial assessment rate of 10 basis points per $100 of deposits to a maximum of 45 basis points per $100 of deposits. Risk-based adjustments to the initial assessment rate may lower or raise a depository institution’s rate to 8 basis points per $100 of deposits for well-managed, well-capitalized banks with the highest credit ratings to 77.5 basis points for institutions posing the most risk to the DIF.

In addition to the increase in deposit insurance premiums, on February 27, 2009, the FDIC announced that it plans to impose a emergency special assessment of 20 basis points on all banks and savings associations as a means to restore the DIF, which will be assessed on June 30, 2009 and will be payable on September 30, 2009.  Subsequently, the Senate Banking Chairman, Christopher Dodd, introduced legislation in the Senate that would permanently raise the FDIC’s line of credit from Treasury to $100 billion and temporarily increase the borrowing authority to $500 billion until December 31, 2020.  The FDIC pledged to cut the 20 basis point emergency special assessment if Congress approves legislation expanding the agency’s line of credit.

All FDIC-insured depository institutions must also pay an annual assessment to interest payments on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.10 to 1.14 basis points per $100 of assessable deposits in 2008. The FDIC established the FICO assessment rate effective for the first quarter of 2009 at approximately 1.14 basis points annually per $100 of assessable deposits.

Additionally, under the FDIC’s Temporary Liquidity Guarantee Program, in 2009 participating depository institutions will pay a premium of 10 basis points per $100 to fully insure noninterest-bearing transaction accounts. This additional assessment is paid on account balances in excess of the insurance limits.

The FDIC may terminate the deposit insurance of any insured depository institution, including Bay National Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

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

Transactions with Affiliates and Insiders.  Bay National Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Bank, which place limits on the amount of loans or extensions of credit to affiliates (as defined in the Federal Reserve Act), investments in or certain other transactions with affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The law and regulation limit the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of Bay National Bank and also limit the aggregate amount of transactions with all affiliates to 20% of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in the regulation.

Federal law and Regulation W, among other things, prohibit an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies.  In addition, under Regulation W:

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

Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates.

Bay National Bank also is subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution's unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution's unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any "interested" director not participating in the voting. Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.

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

Liquidity. Bay National Bank is subject to the reserve requirements of FRB Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, amounts in transaction accounts above $10.3 million and up to $44.4 million must have reserves held against them in the ratio of 3 percent of the amount.  Amounts above $44.4 million require reserves of $1.332 million plus 10 percent of the amount in excess of $44.4 million.  Bay National Bank is in compliance with the applicable liquidity requirements.

Dividends.  The amount of dividends that may be paid by Bay National Bank to Bay National Corporation depends on its earnings and capital position and is limited by statute, regulations and policies.  As a national bank, Bay National Bank may not pay dividends from its paid-in surplus.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for credit losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits for the preceding two consecutive half-year periods (in the case of an annual dividend).  OCC approval is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  In addition, Bay National Bank may not pay a dividend if, after paying the dividend, it would be undercapitalized.  Furthermore, under the terms of the Consent Order, the Bank may not pay dividends unless it is in compliance with the capital program required by the Consent Order and applicable regulatory requirements and receives the OCC’s written non-objection.

Community Reinvestment Act.  The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FRB, the

FDIC, the OCC or the Office of Thrift Supervision shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA.  The CRA also requires all institutions to make public disclosure of their CRA ratings. Bay National Bank received a “satisfactory” rating in its latest CRA examination conducted in May 2003.

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

The U.S. Treasury Department (the “Treasury”) has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Bay National Bank.  Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Our deposit operations are subject to the following:

•
The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
The Electronic Funds Transfer Act and Regulation E issued by the FRB to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Recent Developments in Response to Market Volatility.  Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets in general and a related economic downturn, which continued through 2008 and are expected to continue through 2009.  This resulted in significant declines in re-sale values for residential and commercial real estate in certain metropolitan areas such as Baltimore, Maryland.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other.  This market turmoil and tightening of credit has led to increased commercial and consumer loan delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.  Bank and bank holding company stock prices have been negatively affected as has the ability of bank and bank holding companies to raise capital or borrow in the debt markets.  The bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of enforcement orders requiring action to address credit quality, liquidity and risk management, and capital adequacy concerns, as well as other safety and soundness concerns.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Initially introduced as the Troubled Asset Relief Program (“TARP”), the EESA authorized the United States Department of the Treasury (“U.S. Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program.

The FDIC has implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”) to provide deposit insurance for the full amount of most noninterest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions had until December 5, 2008 to opt out of these two programs.  The Company has elected not to opt out of these two programs.  The FDIC charges “systemic risk special assessments” to depository institutions that participate in the TLGP.  The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit from the FDIC guarantees.

Effect Of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The FRB’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the FRB affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this annual report including under the captions “Business of Bay National Corporation and Bay National Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements.  These forward-looking statements include statements regarding, among other things, statements in connection with our description of the Company’s Strategic Plan and actions to be taken in connection with the Consent Order, the Company’s expectations with respect to resolving issues in its loan portfolio, future sources of revenue, liquidity including anticipated sources of liquidity going forward, the allowance for credit losses, interest rate sensitivity, payment of dividends, market risk, hiring intentions and salary and benefit expenses, increasing non-interest income, competing for large certificates of deposit, subletting the space of our former residential mortgage operation in Towson and former loan production office in Columbia, investment strategies and expansion, financial and other goals.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “could,” “would,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty.  Bay National Corporation’s actual results and the actual outcome of Bay National Corporation’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements.  All forward-looking statements speak only as of the date of this filing, and Bay National Corporation undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or the occurrence of unanticipated events.

Item 1A.  Risk Factors

You should carefully consider the following risks, along with the other information contained in this annual report.  The risks and uncertainties described below are not the only ones that may affect Bay National Corporation.  Additional risks and uncertainties may also adversely affect our business and operations including those discussed in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and risks that we are currently unaware of or that we do not currently consider material. If any of the following events actually occur, our business and financial results could be materially adversely affected.

Difficult economic and market conditions have adversely affected, and may continue to adversely affect, us and our industry.  Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write downs of assets by many financial institutions, including us.  Because a significant portion of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions.  This market turmoil has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and reduction in general business activity.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may continue to adversely affect our business, financial condition, results of operation and stock price.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Because we currently serve limited market areas, we could be more adversely affected by an economic downturn in our market areas than our larger competitors who are more geographically diverse.   Currently, our primary market areas are limited to the Baltimore metropolitan area, the Baltimore-Washington corridor and Maryland’s Eastern Shore.  Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a significant decline in property values in the metropolitan areas.  As a result, if any of these areas continues to suffer an economic downturn, our business and financial condition may be more severely affected than our larger bank competitors.  Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market areas.  Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.  Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, sale of loans and other sources could have a material adverse effect on our liquidity.  Further, if U.S. markets and economic conditions continue to deteriorate, our liquidity could be adversely affected.  For example, further declines in the housing market could result in additional asset write downs, which could reduce our liquidity below required levels and require us to seek additional capital.  There can be no guarantee, however, that such capital would be available when we require it or, if available, on favorable terms, and if we raise capital via the sale of common stock, the holdings of our current stockholders would be diluted.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry.  Further, given that Bay National Bank is unable to issue brokered CDs without prior approval from the FDIC, the Bank’s inability to replace maturing brokered deposits with core deposits or cash flows from loan repayments may require us to generate liquidity through other means.  If we cannot raise additional capital when needed, our ability to further expand operations through internal growth and deposit gathering could be materially impaired.

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

In addition, the financial sector has recently been the focus on recent legislative debate and government intervention, and we anticipate that additional laws and regulations may be enacted in response to the current financial crises that could have an impact on our operations.  Any changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Bay National Bank specifically, at a competitive disadvantage compared to less regulated competitors.

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

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of collateral for repayment.  In determining the amount of the allowance for credit losses, we review and evaluate, among other things, our loans and our loss and delinquency experience and current economic conditions.  If our assumptions are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

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

Bay National Bank’s lending strategy involves risks resulting from the choice of loan portfolio.  Bay National Bank's loan strategy emphasizes commercial business loans and commercial real estate loans. At December 31, 2008, such loans accounted for approximately 77% of the loan portfolio. Commercial business and commercial real estate loans may carry a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term.

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

Bay National Bank faces substantial competition which could adversely affect its ability to attract depositors and borrowers.  Bay National Bank operates in a competitive market for financial services and faces intense competition from other institutions both in making loans and in attracting deposits. Many of these institutions have been in business for numerous years, are significantly larger, have established customer bases, have greater financial resources and lending limits than Bay National Bank, and are able to offer certain services that Bay National Bank is not able to offer. If Bay National Bank cannot attract deposits and make loans at a sufficient level, its operating results will suffer, as will its opportunities for growth.

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

Our profitability depends on interest rates and changes in monetary policy may impact us.  Our results of operations depend to a large extent on our “net interest income,” which is the difference between the interest expense incurred in connection with our interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from our interest-earning assets, such as loans.  Interest rates are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy and geo-political stability, and as a result, are not predictable or controllable.  In addition, competitive factors heavily influence the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits.  Community banks, in part, are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets.  These factors influence our ability to maintain a stable interest margin.

The costs of being a public company are proportionately higher for small companies like us due to the requirements of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices.  These regulations are applicable to our company.  We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  These obligatory costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 1B.  Unresolved Staff Comments

Not applicable as the Company is not an accelerated filer or large accelerated filer.

Item 2.  Properties

Baltimore

Our Baltimore branch and administrative offices are located at 2328 West Joppa Road, Lutherville, Maryland 21093.  Currently, we lease space in the basement (1,429 square feet), the first floor (4,067 square feet) and the third floor (6,206 square feet) of this building.  The basement space is currently used for training and storage purposes of which approximately 400 square feet was sublet through August 2008 (we do not plan to sublet this space going forward), 1,712 square feet of the first floor space is currently used for administrative office space of which approximately 947 square feet will be available to sublet as early as April 1, 2009, 2,355 square feet of the first floor space is used for the Lutherville branch office and the third floor space is used for Bay National Corporation and Bay National Bank’s executive, loan and administrative offices.  The current lease expires on February 28, 2010, and we have the right to extend the lease for one five-year term to February 28, 2015.

As of December 31, 2008, Bay National Corporation was paying rent of $370,539 per year, or $30,878 per month for all of the leased space in the building.  For the March 2009 to February 2010 lease year, Bay National Corporation will pay annual rent of $381,660, or $31,804 per month.  If we extend the lease term, then for each lease year thereafter, the yearly base rent will increase by 3%.  The rent includes Bay National Corporation’s share of taxes and building operating costs.

The Landlord, Joppa Green II Limited Partnership, LLLP, is beneficially owned by the MacKenzie Companies.  Gary T. Gill, who had been a director of Bay National Corporation and Bay National Bank from January 2003 until May 2008, is the president and chief executive officer of the MacKenzie Companies.  See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

Towson

Bay National Bank began leasing 4,317 square feet of space on the first floor of a building located at 1122 Kenilworth Drive, Towson, Maryland 21204 for its Baltimore residential mortgage operation on October 1, 2006. Pursuant to the lease agreement, the Bank agreed to an initial lease term of five years and two months, terminating on November 30, 2011. The Bank was also provided the right to renew the lease for one additional five-year term.  As part of this agreement, the aggregate rent due under the lease is $8,969 monthly from December 2008 through November 2009.  For each lease year thereafter, including any lease years during any renewal term, the yearly base rent will increase by 3%.

In November 2008, the Baltimore residential mortgage operation moved to available space on the third floor of our headquarters located at 2328 West Joppa Road, Lutherville, Maryland.  The Bank is currently paying the rent but plans to sublet the space previously occupied by this group as part of its continued emphasis on expense management.

Columbia

On October 3, 2007, Bay National Bank agreed to lease 3,181 square feet of space on the third floor of a building located at 8820 Columbia 100 Parkway, Suite 301, Columbia, Maryland 21045.  This space was previously used for its Baltimore-Washington corridor loan production office, which was closed effective March 19, 2009.  Pursuant to the lease agreement, the Bank agreed to an initial lease term of five years.  The Bank was also provided the right to renew the lease for two additional five-year terms.  The current rent under this agreement was $6,921 per month and increased by 3% for each subsequent lease year thereafter, including any lease years during any renewal term.  The Bank is currently paying the rent but plans to sublet the space previously occupied by this group as part of its continued emphasis on expense management.

Salisbury

Bay National Bank's Salisbury, Maryland branch office is located at 109 Poplar Hill Avenue, Salisbury Maryland 21801 in a two-story building containing approximately 2,500 square feet of office space.  The current lease terminates on August 31, 2009, and we have the right to extend the lease for two additional five-year terms. Under the current lease term, Bay National Corporation is paying monthly rent of approximately $2,292, plus all real estate taxes and utilities. Pursuant to this lease, Bay National Corporation has a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to sell. This property is owned by John R. Lerch, who has been a director of Bay National Corporation and Bay National Bank since their formation.  See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

Through October 2008, Bay National Bank's Salisbury, Maryland mortgage division office was located at 318 East Main Street, Salisbury Maryland 21801. The leased space consisted of two office suites totaling approximately 420 square feet.  The original lease for this space expired on December 31, 2004 and Bay National Corporation rented the space on a month-to-month basis at a cost of $700 per month. The landlord was responsible for all real estate taxes and utilities.  The Company had leased an additional 200 square feet in this building from January 1, 2005 through November 30, 2005 at an additional cost of $300 per month.  During October 2008, the Salisbury mortgage division moved to available space at the branch office located at 109 Poplar Hill Avenue, Salisbury, Maryland 21801.

In August 2008, the Company began renting office space in Cambridge, Maryland on a month-to-month basis at a cost of $350 per month for residential real estate loan production.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2008 to a vote of security holders of Bay National Corporation.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 24, 2009, the number of holders of record of Bay National Corporation’s common stock was approximately 339 as reported by the stock transfer agent, Registrar and Transfer Company. Bay National Corporation’s common stock is currently traded on the NASDAQ Capital Market under the symbol "BAYN."

The following table reflects the high and low sales information as reported on the NASDAQ Capital Market for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.  Amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a stock dividend recorded on June 29, 2007.

	2008 Sales Price Range		2007 Bid or Sales Price Range
Quarter	Low	High	Low	High
1st	$8.12	$11.70	$15.50	$17.55
2nd	7.80	10.20	14.77	16.83
3rd	4.26	8.03	14.50	16.75
4th	1.50	5.96	9.70	18.00

Bay National Corporation declared a 10% stock dividend in April 2007 payable on June 29, 2007 to stockholders of record on June 18, 2007 and all prior per share amounts have been restated to reflect this dividend.  Bay National has not paid any cash dividends during 2007 and 2008.  Management anticipates that Bay National Corporation will retain all earnings, if any, in order to provide more funds to operate and expand Bay National Corporation’s business; therefore, Bay National Corporation has no plans to pay any cash dividends at least until its profitability exceeds the level necessary to support capital growth in excess of regulatory capital needs.  If Bay National Corporation decides to pay dividends in the future, its ability to do so will depend on the ability of Bay National Bank to pay dividends to Bay National Corporation. In addition, management would consider a number of other factors before deciding to pay dividends, including Bay National Corporation’s earnings prospects, financial condition and cash needs.  In addition, in February 2009, Bay National Corporation received notice from the Federal Reserve Bank of Richmond that Bay National Corporation is expected to immediately terminate future dividend payments, including payments on trust preferred securities.  This order will remain in effect until Bay National Corporation receives written approval from the Reserve Bank to resume such payments.

The amount of dividends that may be paid by Bay National Bank to Bay National Corporation depends on Bay National Bank's earnings and capital position and is limited by statute, regulations and regulatory policies.  As a national bank, Bay National Bank may not pay dividends from its permanent capital. All cash dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for credit losses and bad debts. In addition, a national bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend). OCC approval is required if the total of all cash dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, Bay National Bank may not pay a dividend if, after paying the dividend, it would be “undercapitalized” as defined in the applicable regulations.  Furthermore, under the terms of the February 6, 2009 Consent Order, the Bank may not pay dividends unless it is in compliance with the capital program required by the Consent Order and applicable regulatory requirements and receives the OCC’s written non-objection.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2008, 2007, 2006, 2005 and 2004
(dollars in thousands, except per share data)

	2008	2007	2006	2005	2004
Total assets	$270,588	$256,536	$254,805	$209,966	$170,763
Cash and due from banks	7,263	2,314	2,348	1,461	1,403
Federal funds sold and other overnight investments	2,023	4,859	31,550	6,033	16,709
Investment securities available for sale	-	400	698	1,540	1,544
Federal Reserve Bank stock	704	607	607	452	313
Federal Home Loan Bank stock	535	1,108	510	342	243
Loans, net	242,676	235,956	214,841	196,590	149,217
Deposits	244,628	201,981	224,149	182,573	153,927
Short-term borrowings	1,864	25,372	1,545	1,444	1,381
Note payable	-	-	-	-	1,250
Subordinated debt	8,000	8,000	8,000	8,000	-
Stockholders’ equity	15,022	19,921	18,842	16,214	13,419

Common shares outstanding*	2,153,101	2,137,633	2,128,867	2,116,841	2,109,442
Book value per share	$6.98	$9.32	$8.85	$7.66	$6.36
Ratio of interest earning assets to interest bearing liabilities	127.07%	121.35%	126.40%	126.38%	124.95%
Stockholders’ equity as a percentage of assets	5.55%	7.77%	7.39%	7.72%	7.86%

SELECTED FINANCIAL RATIOS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, 2006, 2005 and 2004

Weighted average yield/rate on:	2008	2007	2006	2005	2004
Loans and loans held for sale	6.15%	8.79%	9.12%	7.46%	5.89%
Investments and interest bearing cash balances	1.47%	3.90%	3.79%	2.27%	1.11%
Deposits and borrowings	3.20%	4.45%	4.31%	2.96%	2.17%
Net interest spread	2.71%	3.95%	4.40%	4.12%	3.14%
Net interest margin	3.30%	4.82%	5.27%	4.74%	3.60%

SELECTED OPERATIONAL DATA
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, 2006, 2005 and 2004
(dollars in thousands, except per share data)

	2008	2007	2006	2005	2004
Interest income	$15,325	$20,588	$19,781	$12,983	$7,624
Interest expense	6,763	8,765	7,823	4,294	2,464
Net interest income	8,562	11,823	11,958	8,689	5,160
Provision for credit losses	6,478	2,126	203	1,179	560
Net interest income after provision for credit losses	2,084	9,697	11,755	7,510	4,600
Non-interest income	763	725	777	750	539
Non-interest expenses	11,106	8,993	8,424	6,171	4,337
(Loss) Income before income taxes	(8,259)	1,429	4,108	2,089	802
(Loss) Income tax benefit (expense)	3,194	(492)	(1,678)	655	-
Net (loss) income	$(5,065)	$937	$2,430	$2,744	$802

PER COMMON SHARE
Basic net (loss) income per share*	$(2.37)	$.44	$1.14	$1.30	$.39
Diluted net (loss) income per share*	$(2.37)	$.42	$1.09	$1.24	$.37
Average shares outstanding (Basic)*	2,140,793	2,133,174	2,131,882	2,114,809	2,065,693
Average shares outstanding (Diluted)*	2,140,793	2,210,151	2,219,989	2,202,417	2,130,333
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

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation ("Parent") and its national bank subsidiary, Bay National Bank ("Bank"), (collectively the  "Company"), as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

 General

The Parent was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of the Bank. The Bank commenced operations on May 12, 2000.

The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company’s primary market areas are the Baltimore Metropolitan area, Baltimore-Washington corridor and Maryland’s Eastern Shore, although the Company’s business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit with an emphasis on meeting the borrowing needs of small businesses. The Company’s target customers are small and mid-sized businesses, business owners, professionals, nonprofit institutions and high net worth individuals.

Overview

The Company’s growth moderated in 2008 and operating results declined due to deterioration of the economic environment and industry-wide problems in residential real estate lending. As such, management continues to emphasize prudent asset/liability management and it has significantly tightened its underwriting standards for residential real estate loans.  Key measurements for the year ended December 31, 2008 include the following:

•	Total assets at December 31, 2008 increased by 5.5% to $270.6 million as compared to $256.5 million as of December 31, 2007.

•	Net loans outstanding increased by 2.8% from $ 235.9 million as of December 31, 2007 to $242.7 million as of December 31, 2008.

•
There was approximately $13.5 million in non-accrual loans as of December 31, 2008.  In addition, the Company foreclosed on twenty-eight pieces of investor-owned residential real estate during 2008. These properties were placed into real estate acquired through foreclosure at an estimated net realizable value of approximately $8.6 million. As of December 31, 2008, fourteen properties remained with a net realizable value of $3.9 million.  Also, the Company had troubled debt restructures totaling $952,372 and approximately $2.0 million of loans 90 days or more past due and still accruing.  There were no other non-performing assets as of December 31, 2008.

•
Seventeen properties, held in real estate acquired through foreclosure, were sold during 2008. The amounts realized upon the sale of these properties closely approximated the value at which they were carried.

•	Deposits at December 31, 2008 were $244.6 million, an increase of $42.6 million or 21.1% from December 31, 2007.

•
The Company realized a net loss of $5.1 million for the year ended December 31, 2008. This compares to net income of $937,369 and $2.4 million for the years ended December 31, 2007 and 2006, respectively. Included in the results of the year ended December 31, 2008 was an income tax benefit of $3.2 million compared to income tax expense of $491,395 recorded in 2007. Net income for the year ended December 31, 2006 included income tax expense of $1.7 million.

•
Net interest income, the Company’s main source of income, was $8.6 million for the year ended December 31, 2008 compared to $11.8 million and $12.0 million for the years ended December 31, 2007 and 2006, respectively. This represents decreases of 27.6% and 28.4% from 2007 and 2006, respectively.

•
Net loan charge-offs were $5.8 million for the year ended December 31, 2008, the majority of which were due to continued weaknesses in the Company’s portfolio of investor-owned residential construction and reconstruction loans resulting from problems in the housing market in its target markets.  Net loan charge-offs were $300,680 and $27,931 for the years ended December 31, 2007 and 2006, respectively.

•
Non-interest income for the year ended December 31, 2008 increased by $38,362, or 5.3%, as compared to the year ended December 31, 2007 and decreased by $14,174, or 1.8%, as compared to the year ended December 31, 2006.

•	Non-interest expense increased by $2.1 million, or 23.5%, and $2.7 million, or 31.8%, for the year ended December 31, 2008, as compared to the years ended December 31, 2007 and 2006, respectively.

•	The market price of our common stock ended the year at $2.40, down 75.4% from the closing price of $9.75 on December 31, 2007.

•
During 2008, the Company eliminated seventeen positions and also reorganized its Baltimore-based residential lending operation by hiring new leadership that will focus on originating permanent residential mortgages to generate fee income by selling the loans to the secondary market. The Company has also tightened its construction lending underwriting to ensure that any loans written will be supported by appropriate primary and secondary sources of repayment.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Recent Developments

On February 6, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented to the issuance of a Consent Order by the OCC, the Bank’s primary banking regulator.

Among other things, the order requires the Bank and/or its Board to take certain actions, including developing and submitting certain written plans to the OCC, and imposes certain restrictions on the Bank designed to improve its financial strength, including the following: within 30 days provide a written analysis of the Board’s decision whether to sell, merge or liquidate the Bank or remain independent; if the Board decides the Bank should remain independent and the OCC does not object to the written analysis, within 60 days of the Order implement a three-year strategic plan for the Bank with respect to certain financial objectives; by April 30, 2009 maintain a 12% total risk-based ratio, an 11% Tier 1 risk-based ratio and a 9% leverage ratio; develop a three-year capital program that, among other things, assesses current and expected funding needs and ensures that sufficient funds or access to funds exists to meet those needs; ensure that the Bank has competent management in its credit risk and asset liability risk management functions; conduct management reviews and adopt a written education program for officers as necessary; immediately take action to protect the Bank’s interest in assets criticized by the OCC and adopt a written program designed to eliminate the basis of such criticism; and develop written plans to address liquidity improvement, loan portfolio management, asset diversification, the Bank’s allowance for loan and lease losses, monitoring and review of problem loans and leases, charged-off loans and related issues, and monitoring of  portfolio trends.

The Board has appointed a compliance committee to monitor, coordinate and report to the Board on the Bank’s compliance with the Consent Order.  In addition, under the Consent Order the Bank may not pay dividends unless it is in compliance with the capital program required by the Consent Order and applicable regulatory requirements and receives the OCC’s written non-objection.

The foregoing description is only a summary of the material terms of the Order and is qualified in its entirety by reference to the Order, which is filed as exhibit 10.19 hereto.

The Board and its compliance committee and have submitted a written analysis to the OCC in which the Bank details its decision to remain independent while continually evaluating other options.

  Summary of Key Items contained in the Board’s written response to the Consent Order:

The Bank's Board of Directors and Executive Management are adopting a Strategic Plan that maps out the strategy for the Bank to restore its higher capitalization, strong earnings, good asset quality and to also eliminate the concerns raised by the OCC in the Consent Order.  The plan will return the Bank to its original business model, provide stronger risk controls and provide the management and support items necessary to continue to grow and serve its customer base.  We envision all the key elements of the plan being in place by the end of 2009.

There can be no assurance that the OCC will accept our strategic plan to remain independent and they could strictly enforce the terms of the Order.  In such a situation there can be no assurance that the Company will be able to raise the required amount of capital within the time frame required in the Order and further regulatory actions could follow.

In order to make the plan work, the Bank will focus on six goals that are the keys to its success.  These are:

•           A return to the original mission: The Bank's original mission was to serve local businesses and professionals through internally generated loans.  The Bank has returned to that mission.

•           Improve asset quality:  Asset quality must be raised to acceptable levels and thereafter maintained as part of a high quality loan portfolio.  This loan portfolio will consist of primarily internally-generated small business loans that are fully within the Bank's expertise and provide adequate yields with manageable risk.

•           Increase capitalization:  Capital must be raised to levels above the minimum capital needed to meet regulatory requirements.  This higher level of capital can be achieved by either shrinking the size of the balance sheet or by raising additional contributions from present and new shareholders or by a combination of these two approaches.  Increasing the Bank’s level of capital will ensure that the Bank not only remains viable through the present economic downturn, but will have the ability to grow its assets and regain its former earnings profile.

•           Improve liquidity:   Liquidity must be increased and then maintained at a level that is at least comparable with other local banks in terms of core deposits.  More specifically, the Bank in solving its liquidity issues has taken, or will take the following steps as well as others:
Primary Sources of Liquidity
•   Develop multiple lines of credit with other financial institutions.
•   Remain a FHLB member with the ability to take advances.
•   Obtain ability to borrow from the Federal Reserve discount window.
•   Continue use of national market CDs which are not considered brokered CDs.
•   Maintain and track collateral available to be pledged.  The availability of this collateral will also periodically be validated by a secondary source.
•   Develop a traditional low-risk investment portfolio with laddered maturities.

Secondary Sources of Liquidity
•   Seek to restore the ability to use brokered funds on a more limited basis than in the past.
•   Seek to restore the ability to fully utilize CDARS, or other sweep programs.
•   Establish relationships with other banks for standby participations.
•   Track a pool of loans that would be available for participation.

•          Return to Profitability:  Profitability must be restored as soon as possible and beyond that point earnings must show consistent and steady growth.  In the context of improving profitability and preserving capital, the Bank has already made the following internal changes that will immediately improve earnings or minimize losses.

•   Significant staff reductions that reduced the bank’s FTEs from 75 as of March 31, 2008 to 46 as of March 31, 2009.  This will result in cost savings of about $3.2 million in annual salary and benefits.
•   Across the board salary reductions of 10% for all remaining officers except for the chief executive officer who took a 20% reduction.  This will result in annual savings of about $300,000.
•   Cancellation of 2008 and 2009 year-end bonuses.
•   Board of Directors have declined to be paid their fees for 2008 and 2009.
•   Closing of loan production offices in Towson and Howard County.  The annual savings from these two closures, excluding personnel costs, could be about $130,000 in overhead if the Bank is successful at finding tenants to sub-lease the two properties which have 3400 and 3200 of square feet, respectively.

•           Develop management depth:  The executive management team and management succession plan have the depth, experience and talent to maintain the confidence of the public, clients, directors, shareholders and regulators. The Board will evaluate management on a regular basis.

Results of Operations

OVERVIEW

The Company recorded a net loss of $5.1 million for the year ended December 31, 2008. This compares to net income of $937,369 reported for the year ended December 31, 2007, a decrease of $6.0 million.  The Company reported net income of $2.4 million for the year ended December 31, 2006. The decrease in year-over-year results is primarily due to a $6.5 million provision for credit losses recorded during 2008 caused by the continued deterioration in the residential real estate market, an increase in non-accrual loans, an increase in non-interest expenses and a decline in the interest rate environment that has made revenue growth difficult.

Bay National Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans and construction and rehabilitation loans. Bay National Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer. Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results. The Towson mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2006. For the years ended December 31, 2008, 2007 and 2006, gains on the sale of mortgage loans totaled $281,029, $450,184, and $573,387, respectively.  Gains on the sale of mortgage loans decreased for the year ended December 31, 2008 as compared to the same period in 2007 due to a slowdown in the real estate markets in the Company’s primary market areas.

 In 2004, the Company introduced a loan program for conventional first lien and second lien residential mortgage loans. Under this program, the Company purchased a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. These participations are for loans which a secondary market investor has committed to purchase. The participations are typically held for a period of three to four weeks before being sold to the secondary market investor. This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy. During this holding period, the Company earns interest on these loans at a rate indexed to the prime rate.

The primary risk to the Company from this program is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. The Company attempts to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, the Company could attempt to sell the loan to other investors or hold the loan in its loan portfolio. As of December 31, 2008, the Company had no such loans outstanding under this program, which are classified as held for sale. The Company earned $97,264 of interest on this program during 2008, $416,851 during 2007 and $264,299 during 2006. The Bank terminated the program in 2008 due to deterioration in the national mortgage markets.

Earnings and asset growth were a challenge in 2008 as a result of the slowing economy.  Future results will be subject to the volatility of the provision for credit losses, which is related to asset quality and loan growth and the fluctuation of mortgage loan production, all of which are sensitive to economic and interest rate instability, and other competitive pressures that arise in a slowing economy.

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

Interest income from loans and investments for the year ended December 31, 2008 was $15.3 million compared to $20.6 million and $19.8 million for the years ended December 31, 2007 and 2006, respectively. The 25.6% decrease from 2007 and the 22.5% decrease from 2006 were directly related to changes in average yields caused by a declining interest rate environment in 2008 and 2007, an increasing interest rate environment in 2006, and the impact of lost interest on increased non-accrual loans over the periods.  If the non-accrual loans had been current in accordance with their original terms, we would have recognized additional interest income of approximately $401,000, $506,000, and $26,000 for the periods ended December 31, 2008, 2007 and 2006, respectively.  The yields on loans and investments declined from 8.71% for the year ended December 31, 2006 to 8.40% for the year ended December 31, 2007 and to 5.91% for the year ended December 31, 2008.

The percentage of average interest-earning assets represented by loans was 94.8%, 92.0% and 92.3% for the years ended December 31, 2008, 2007, and 2006, respectively. For the year ended December 31, 2008, the average yield on the loan portfolio was 6.15%, as compared to 8.79% for the year ended December 31, 2007 and 9.12% for the year ended December 31, 2006. Loan yields declined from 2007 and 2006 primarily due to eight reductions by the FRB in the target federal funds rate during 2008, beginning with a 75 basis point reduction on January 22, 2008 to 3.50% and ending with a rate of 0% to 0.25% effective December 16, 2008.  As can be seen by the yields discussed above, these fluctuations had a significant impact on the Company’s operating results. The timing and amount of the impact on loan yields of changes to the federal funds rates varies from period to period as a result of differences in the mix of fixed rate loans to variable rate loans at any point in time.

The average yield on the investment portfolio and other earning assets such as federal funds sold was 1.5% for the year ended December 31, 2008 as compared to 3.9% and 3.8% for the years ended December 31, 2007 and 2006, respectively. The fluctuations in the average yields were a direct result of the FRB actions discussed above.  The percentage of average interest-earning assets represented by investments was 5.2%, 8.0% and 7.7% for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest expense from deposits and borrowings for the year ended December 31, 2008 was $6.8 million compared to $8.8 million and $7.8 million for the years ended December 31, 2007 and 2006, respectively. The 22.8% decrease from 2007 and the 13.5% decrease from 2006 are directly related to the changes in average rates paid due to Federal Reserve actions discussed above. The average rates paid on these liabilities changed from 4.31% for the year ended December 31, 2006 to 4.45% for the year ended December 31, 2007 to 3.20% for the year ended December 31, 2008.  During 2008, management observed ongoing pressure to pay higher rates on deposits as the market for funds became more competitive.  In addition, the market for loans has been very competitive, which, as is typical, has created downward pressure on loan pricing.

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

Year Ended December 31, 2008
	Average Balance		Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$245,877,726		$15,127,186	6.15%
Investment securities	1,311,027		64,738	4.94
Federal funds sold and other overnight investments	12,218,004		133,615	1.09
Total Earning Assets	259,406,757		15,325,539	5.91%
Less: Allowance for credit losses	(6,307,556)
Cash and due from banks	1,005,917
Real estate acquired through foreclosure, net	2,917,588
Premises and equipment, net	1,274,501
Investment in bank owned life insurance	5,146,932
Accrued interest receivable and other assets	5,229,586
Total Assets	$268,673,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$69,476,831		1,137,624	1.64%
Regular savings deposits	1,495,578		3,924	.26
Time deposits	120,100,747		4,792,803	3.99
Short-term borrowings	12,438,238		225,985	1.82
Subordinated debt	8,000,000		603,039	7.54
Total interest-bearing liabilities	211,511,394		6,763,375	3.20%
Net interest income and spread			$8,562,164	2.71%
Non-interest-bearing demand deposits	38,573,550
Accrued expenses and other liabilities	1,028,966
Stockholders’ equity	17,559,815
Total Liabilities and Stockholders’ Equity	$268,673,725

Interest and fee income/earning assets	5.91%
Interest expense/earning assets	2.61
Net interest margin	3.30%

Return on Average Assets	(1.89	) %
Return on Average Equity	(28.84	) %
Average Equity to Average Assets	6.54%

Year Ended December 31, 2007
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$225,627,420	$19,823,408	8.79%
Investment securities	1,659,751	93,630	5.64
Federal funds sold and other overnight investments	17,924,113	670,971	3.74
Total Earning Assets	245,211,284	20,588,009	8.40%
Less: Allowance for credit losses	(3,221,583)
Cash and due from banks	2,467,696
Real estate acquired through foreclosure, net	273,588
Premises and equipment, net	1,122,160
Investment in bank owned life insurance	1,044,092
Accrued interest receivable and other assets	2,904,620
Total Assets	$249,801,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$75,969,362	2,670,374	3.52%
Regular savings deposits	3,858,771	75,207	1.95
Time deposits	103,139,490	5,163,572	5.01
Short-term borrowings	5,997,193	253,956	4.23
Subordinated debt	8,000,000	602,096	7.53
Total interest-bearing liabilities	196,964,816	8,765,205	4.45%
Net interest income and spread		$11,822,804	3.95%
Non-interest-bearing demand deposits	31,164,810
Accrued expenses and other liabilities	1,576,342
Stockholders’ equity	20,095,889
Total Liabilities and Stockholders’ Equity	$249,801,857

Interest and fee income/earning assets	8.40%
Interest expense/earning assets	3.58
Net interest margin	4.82%

Return on Average Assets	.38%
Return on Average Equity	4.66%
Average Equity to Average Assets	8.04%

Year Ended December 31, 2006
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$209,637,043	$19,117,244	9.12%
Investment securities	2,151,124	105,625	4.91
Federal funds sold and other overnight investments	15,366,594	557,970	3.63
Total Earning Assets	227,154,761	19,780,839	8.71%
Less: Allowance for credit losses	(3,029,070)
Cash and due from banks	2,089,474
Premises and equipment, net	952,629
Accrued interest receivable and other assets	2,761,444
Total Assets	$229,929,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$61,312,209	2,208,830	3.60%
Regular savings deposits	6,327,802	67,402	1.07
Time deposits	103,935,678	4,856,379	4.67
Short-term borrowings	1,935,743	86,522	4.47
Subordinated debt	8,000,000	603,567	7.55
Total interest-bearing liabilities	181,511,432	7,822,700	4.31%
Net interest income and spread		$11,958,139	4.40%
Non-interest-bearing demand deposits	29,145,397
Accrued expenses and other liabilities	1,701,423
Stockholders’ equity	17,570,986
Total Liabilities and Stockholders’ Equity	$229,929,238

Interest and fee income/earning assets	8.71%
Interest expense/earning assets	3.44
Net interest margin	5.27%

Return on Average Assets	1.06%
Return on Average Equity	13.83%
Average Equity to Average Assets	7.64%

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

	Year ended December 31,
	2008 vs. 2007 Due to variances in
	Total	Rates	Volumes	Rate/ Volume
Interest income on:
Loans and loans held for sale	$(4,696,223)	$(5,942,086)	$1,779,172	$(533,309)
Investment securities	(28,892)	(11,672)	(19,672)	2,452
Federal funds sold and other overnight investments	(537,355)	(474,954)	(213,602)	151,201
Total interest income	(5,262,470)	(6,428,712)	1,545,898	(379,656)

Interest expense on:
Interest-bearing demand deposits	(1,532,750)	(1,426,440)	(228,217)	121,907
Regular savings deposits	(71,283)	(65,083)	(46,058)	39,858
Time deposits	(370,769)	(1,047,634)	849,148	(172,283)
Short-term borrowings	(27,972)	(144,996)	272,751	(155,727)
Subordinated debt	943	943	-	-
Total interest expense	(2,001,831)	(2,683,210)	847,624	(166,245)

Net interest income	$(3,260,639)	$(3,745,502)	$698,274	$(213,411)

	Year ended December 31,
	2007 vs. 2006 Due to variances in
	Total	Rates	Volumes	Rate/ Volume
Interest income on:
Loans and loans held for sale	$706,164	$(698,735)	$1,458,196	$(53,297)
Investment securities	(11,995)	15,724	(24,127)	(3,592)
Federal funds sold and other overnight investments	113,001	17,263	92,865	2,873
Total interest income	807,170	(665,748)	1,526,934	(54,016)

Interest expense on:
Interest-bearing demand deposits	461,544	(53,665)	528,038	(12,829)
Regular savings deposits	7,805	55,926	(26,299)	(21,822)
Time deposits	307,193	347,054	(37,202)	(2,659)
Short-term borrowings	167,434	(4,552)	181,535	(9,549)
Subordinated debt	(1,471)	(1,471)	-	-
Total interest expense	942,505	343,292	646,072	(46,859)

Net interest income	$(135,335)	$(1,009,040)	$880,862	$(7,157)

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $6.5 million for the year ended December 31, 2008, as compared to $2.1 million for the year ended December 31, 2007, and $202,931 for the year ended December 31, 2006. The provision in 2008 was higher than the same period in the prior year due to an increase in the level of risk in the Company’s residential real estate portfolio resulting from a continued slowdown in the real estate market in the Company’s markets.  This slowdown resulted in an increase in loan extensions and delinquencies due to the inability of investors to resell properties as quickly as anticipated.  More specifically, the Company experienced weaknesses in its portfolio of investor-owned residential construction and reconstruction loans, which totaled approximately $15.1 million of which $2.1 million was classified as non-accrual as of December 31, 2008.  In addition, the Company foreclosed on twenty-eight pieces of investor-owned residential real estate during 2008.  For additional information on nonperforming loans, see the Management Discussion and Analysis section entitled “Nonperforming Loans and Other Delinquent Assets.”

Management is aggressively addressing the problems in this portfolio; however, resolving these issues will take time as the residential real estate market works through its downturn and housing inventories return to normal levels.  As such, there can be no assurance that management’s actions will result in decreases in the levels of non-accrual and past-due loans.

For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

NON-INTEREST INCOME

The components of non-interest income were as follows:

	Years Ended December 31,
	2008	2007	2006
Service charges on deposit accounts	$266,064	$153,813	$148,042
Gain on sale of mortgage loans	281,029	450,184	573,387
Increase in cash surrender value of bank owned life insurance	226,867	41,662	-
Loss on sale of real estate acquired through foreclosure	(59,688)	-	-
Other income	48,887	79,138	55,904
Total non-interest income	$763,159	$724,797	$777,333

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges and increases in the cash surrender value of bank owned life insurance. For the year ended December 31, 2008, the Company realized non-interest income in the amount of $763,159 as compared to $724,797 and $777,333 for the years ended December 31, 2007 and 2006, respectively.

Service charges on deposit accounts totaled $266,064 for the year ended December 31, 2008, as compared to $153,813 and $148,042 for the years ended December 31, 2007 and 2006, respectively. This represents an increase of 73.0% and 79.7% over 2007 and 2006, respectively.  The increases over the prior years were attributable to an increase in overdraft fees charged on transaction accounts as well as an increase in analysis fees charged on business checking accounts. Although overdraft fees increased, the Company continues to maintain a very low level of average overdrafts. Analysis fees have increased as a result of the previously-discussed FRB actions, which reduced the rates used to calculate credits available to customers to offset any analysis fees they incurred.

Gains on the sale of mortgage loans of $281,029 represented 36.8% of non-interest income for the year ended December 31, 2008.  This compares to gains on the sale of mortgage loans of $450,184, or 62.1%, of total non-interest income for the year ended December 31, 2007 and $573,387, or 73.8%, of total non-interest income for the year ended December 31, 2006. The decreases from the years ended December 31, 2007 and 2006 were due to a general decline in home purchase and refinance activity in the Company’s markets.

The Company recognized increases in the cash surrender value of bank owned life insurance (“BOLI”) of $226,867 for the year ended December 31, 2008 compared to $41,662 recognized in the prior year.  The Company purchased this investment during the fourth quarter of 2007 and the initial investment totaled $5.0 million.

A loss on the sale of real estate acquired through foreclosure, totaling $59,688, resulting from the sale of seventeen residential real estate properties during the year ended December 31, 2008, offset total non-interest income for the year.

Other income totaled $48,887 for the year ended December 31, 2008 as compared to $79,138 and $55,904 for the years ended December 31, 2007 and 2006, respectively.  These represent decreases of 38.2% and 12.6% over 2007 and 2006, respectively.  Other income primarily consists of cash management fees and the decreases over the prior periods were attributed to a decline in business activity.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory services, risk management and employee benefit services. No assurance can be given that such fee arrangements will be obtained or maintained.

NON-INTEREST EXPENSE

The components of non-interest expense were as follows:

	Years Ended December 31,
	2008	2007	2006
Salaries and employee benefits	$6,018,002	$5,460,772	$5,431,989
Occupancy expenses	763,336	653,227	506,323
Furniture and equipment expenses	426,190	351,599	342,261
Legal and professional fees	821,347	285,434	245,412
Data processing and other outside services	993,648	870,404	701,422
Advertising and marketing related expenses	509,939	486,204	512,709
Provision for losses on real estate acquired through foreclosure	569,350	111,700	-
Other expenses	1,004,594	773,817	684,239
Total non-interest expenses	$11,106,406	$8,993,157	$8,424,355

2008 compared to 2007

Non-interest expense for the year ended December 31, 2008 totaled $11.1 million compared to $9.0 million for the year ended December 31, 2007. The increase of $2.1 million, or 23.5%, was primarily due to increases in salaries and employee benefits, legal and professional fees, provisions for losses on real estate acquired through foreclosure and other expenses.

Salaries and employee benefit expenses represented 54.2% and 60.7% of non-interest expenses for the years ended December 31, 2008 and 2007, respectively.  Salaries and benefits increased by $557,230, or 10.2%, over the prior year due to additions to staff during 2007 and then paying these additional employees for the full year in 2008.  During 2007, we increased the number of commercial account portfolio managers, commercial lenders and other operations support and added four commercial bankers, a cash management specialist and a commercial account manager to lead expansion into the Baltimore-Washington corridor.  These additions were made to continue to expand our market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.  Although we ended 2008 with fewer employees than we had at the beginning of the year, most of these employees left and/or were terminated during the latter part of 2008, and as a result, did not have a significant impact on changes to salaries and benefit expenses for 2008.  The increased expense related to this staffing growth was offset by a decrease in accrued bonuses based on the Company’s financial performance and a decrease in commissions based on the industry-wide slow down in residential real estate lending.  As of December 31, 2008, we had 54 full-time employees compared to 69 full-time employees at December 31, 2007.  We terminated eight employees during the first quarter of 2009 and do not intend to significantly expand or reduce the number of employees in the immediate future.  Therefore, we expect salaries and benefit expenses to decrease in 2009.

Occupancy expenses increased by $110,109, or 16.9%, due in part to the acquisition of new space obtained during the fourth quarter of 2007 for the Company’s Towson residential lending operation, acquisition of space for the team hired to lead expansion into the Baltimore-Washington corridor, assumption of first floor space that had previously been sublet at the Bank’s Lutherville location as well as scheduled rent increases.

Legal and professional fees increased by $535,913, or 187.8%, during 2008 the majority of which was related to increased legal fees incurred to help manage and workout loans in the Company’s residential real estate portfolio.

The Company recorded a $569,350 provision for losses on real estate acquired through foreclosure during 2008 compared to $111,700 during the prior year.  The $457,650, or 409.7%, increase from the prior year was primarily driven by the deterioration in the residential real estate market, which negatively impacted property values.

The $123,244, or 14.2%, increase in data processing and other outside services resulted from increased costs during 2008 for supporting a computer infrastructure at an additional location, the costs associated with enhanced security and preventive maintenance programs and an increase in outsourced data and item processing costs that are a function of the growth of the Bank and the number of customer accounts.

The $74,591, or 21.2%, increase in furniture and equipment expenses during 2008 was related to increased costs associated with expanded staffing and facilities. Advertising and marketing related expenses increased $23,735, or 4.9%, and was related to increased advertising for the Towson residential lending and Baltimore-Washington corridor loan production offices.  The increase of $230,776, or 29.8%, in all other expenses related to various costs associated with the increased size and complexity of the Company.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before the loan loss provision and non-interest income. The Company’s efficiency ratio was 119.1% for the year ended December 31, 2008 compared to 71.7% for the year ending December 31, 2007. The increase in the efficiency ratio from the prior year was primarily a result of the $5.3 million contraction in net interest income as well as the $2.1 million increase in non-interest expenses.

Approximately 52% of the occupancy costs in 2008 were paid to directors of Bay National Corporation or entities controlled by directors of Bay National Corporation.  Management believes that the terms of these leases are at least as favorable as could be obtained from independent third parties.  However, management has not conducted a recent market analysis to confirm this. For a discussion of the terms of the leases with these persons, see “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

2007 compared to 2006

Non-interest expense for the year ended December 31, 2007 totaled $9.0 million compared to $8.4 million for the year ended December 31, 2006. The increase of $568,802, or 6.8%, was primarily due to increases in other expenses, data processing and other outside services and occupancy expenses.

Salaries and employee benefit expenses represented 60.7% and 64.5% of non-interest expenses for the years ended December 31, 2007 and 2006, respectively.  Salaries and benefits marginally increased by $28,783 or 0.5%.  The Bank experienced staffing growth during 2007 in commercial account portfolio managers, commercial lenders and other operations support.  In addition, the Company added four commercial bankers, a cash management specialist and a commercial account manager during the second half of the year to lead its expansion into the Baltimore-Washington corridor.  These additions were made to continue to expand its market presence, as well as to manage the growth of the loan and deposit portfolios and support increased operational volume.  The increased expense related to this staffing growth was offset by a decrease in accrued bonuses based on the Company’s financial performance and a decrease in commissions based on the industry-wide slow down in residential real estate lending.

Occupancy expenses increased by $146,904, or 29.0%, due in part to the acquisition of new space obtained during the fourth quarter of 2006 for the Company’s Towson residential lending operation, assumption of first floor space that had previously been sublet at the Bank’s Baltimore location as well as scheduled rent increases.

Legal and professional fees increased by $40,022, or 16.3%, during 2007.  The increase was related to legal fees incurred in connection with the drafting of a Stock Incentive Plan, increased costs associated with drafting the Annual Report and Proxy materials, and increased legal fees incurred to help manage and workout loans in the Company’s residential real estate portfolio. There was also an increase in internal and external audit and other accounting fees related to Company growth and implementation of provisions of the Sarbanes-Oxley Act of 2002 related to the documentation and testing of internal control over financial reporting.

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

The $9,338, or 2.7%, increase in furniture and equipment expenses during 2007 was related to increased costs associated with expanded staffing and facilities. Advertising and marketing related expenses decreased $26,505 or 5.2%, which was related to a decline in charitable contributions offset by increased advertising for the Towson residential lending and Howard County loan production offices.  The increase of $201,278, or 29.4%, in all other expenses relates to various costs associated with the increased size and complexity of the Company and a provision for losses on real estate acquired through foreclosure of $111,700 recorded during the fourth quarter of 2007.  In addition, the Company experienced an increase of $108,978 in FDIC insurance expense due to the FDIC’s revision of its fee structure and growth in our deposit base.

The Company’s efficiency ratio was 71.7% for the year ended December 31, 2007 compared to 66.1% for the year ending December 31, 2006. The increase in the efficiency ratio from the prior year was a result of management’s decision to continue to invest in personnel to support the long-term growth of the Company.

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

INCOME TAXES

For the year ended December 31, 2008, the Company recorded an income tax benefit of $3.2 million compared to income tax expense of $491,395 and $1.7 million recorded for the year ended December 31, 2007 and 2006, respectively.  The decrease is due to the significant pre-tax loss incurred for the year ended December 31, 2008.

At December 31, 2008, the Company had approximately $3.0 million of cumulative Maryland pre-tax net operating loss carryforwards (a possible net tax benefit of $248 thousand) for the unconsolidated state tax return for Bay National Corporation.  Unless Bay National Corporation generates income from its own operations (i.e., unrelated to Bay National Bank), these operating loss carryforwards will expire in 2019.  At December 31, 2008, the Company had a valuation allowance offsetting 100% of the $248 thousand receivable.

Financial Condition

COMPOSITION OF THE BALANCE SHEET

Total assets of the Company were $270.6 million as of December 31, 2008, compared to total assets of $256.5 million as of December 31, 2007. This represents growth of approximately $14.0 million, or 5.5%, since December 31, 2007.  Deposits at December 31, 2008 were $244.6 million as compared to deposits of $202.0 million at December 31, 2007.  The increase in deposits was primarily attributed to an increase of $43.8 million in certificates of deposit and an $18.9 million increase in non-interest bearing deposits, which was offset by a $20.1 million decrease in other interest bearing deposits.  As of December 31, 2008, loans including loans held for sale (net of a $5.7 million allowance for credit losses), totaled $242.7 million.  This represents an increase of $6.7 million, or 2.8%, from December 31, 2007.  Loan growth was particularly strong in the Company’s Lutherville office and its former Baltimore-Washington Corridor office. This growth resulted from the addition of experienced Commercial Relationship Managers who were well positioned to take advantage of market disruptions caused by turnover in the lending staffs of two institutions in the Company’s markets.  A total of approximately $47.6 million in loans outstanding as of December 31, 2007 were paid off during 2008. This activity, combined with normal fluctuations in revolving credit balances and installment payments on amortizing loans, offset the approximately $76.6 million in new loans, excluding loans held for sale, funded during that same period.  During 2008, the Company funded approximately $76 million in mortgage loans held for sale and sold approximately $87 million in the secondary market.

The composition of the loan portfolio as of December 31, 2008 was approximately $125.3 million of commercial loans (excluding real estate loans), $3.8 million of consumer loans and $118.1 million of real estate loans excluding $1.2 million of mortgage loans held for sale. The composition of the loan portfolio as of December 31, 2007 was approximately $102.7 million of commercial loans (excluding real estate loans), $4.1 million of consumer loans and $122.6 million of real estate loans excluding $11.6 million of mortgage loans held for sale. The overall growth in the loan portfolio and specifically the increased concentration in commercial loans are a direct result of the expansion into the Baltimore-Washington corridor as well as the marketing efforts of bank employees, members of the Board of Directors and the Baltimore and Salisbury Advisory Boards.

The Company experienced weakness in its portfolio of investor-owned residential construction and reconstruction loans. This total portfolio as of December 31, 2008 was approximately $15.1 million of which $2.1 million was classified as non-accrual. Management is proactively and aggressively addressing the problems in this portfolio by reviewing the specific credits more frequently, consulting with legal counsel when necessary, working with borrowers for potential restructure and/or working with potential investors to facilitate the sale of the underlying property.  As a result of these efforts, this portfolio declined by $13.4 million from a balance of $27.5 million as of December 31, 2007.  In addition, the Company has significantly tightened underwriting standards for these types of loans and is currently originating very few of these loans.  Resolving these issues will take time as the residential real estate market works through its downturn and housing inventories return to normal levels, and there can be no assurance that management’s actions will result in decreases in the level of non-accrual and past due loans.

During 2008, the Company foreclosed on twenty-eight pieces of residential real estate, the majority of which were investor-owned properties. These properties were recorded as real estate acquired through foreclosure at an estimated net realizable value of approximately $8.6 million. The $4.7 million difference between the related loan balances totaling approximately $13.3 million and the net realizable value of $8.6 million was charged off to the allowance for credit losses during that period. As of December 31, 2008, the net realizable value for the remaining fourteen properties was $3.9 million.  During 2007, the Company foreclosed on three pieces of investor-owned residential real estate.  These properties were placed into real estate acquired through foreclosure at an estimated net realizable value of approximately $1.05 million. The approximate $330 thousand difference between the related loan balances totaling approximately $1.38 million and the $1.05 million net realizable value was charged off to the allowance for credit losses during 2007.  As of December 31, 2007, the net realizable value for these properties was $946,431.  Prior to these foreclosures, the Company had no other real estate acquired through foreclosure.  Based on review of estimates of current market values for these properties, the Company recorded a provision of $569,350 and $111,700 in December 2008 and 2007, respectively.

Funds not extended in loans are held in cash and due from banks, and various investments including federal funds sold and other overnight investments, United States Treasury securities, Federal Reserve Bank stock and FHLB stock. These investments totaled $10.5 million as of December 31, 2008 compared to $9.3 million as of December 31, 2007. Other than the investments in Federal Reserve Bank stock and FHLB stock, totaling $1.2 million and $1.7 million at December 31, 2008 and 2007, respectively, all investments have maturities of 90 days or less. The Treasury securities are used to collateralize municipal deposits and repurchase agreements which are classified as short-term borrowings of which $300,000 was outstanding as of December 31, 2007. There were no outstanding repurchase agreements as of December 31, 2008.  Management reviews its liquidity position daily to ensure that funds are readily available to fund the growth of the loan portfolio or to fund the maturity of higher cost national time deposits.

In March 2009, the Board of Directors approved a new investment policy and authorized management of the Company to invest in a more traditional securities portfolio in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.

Total stockholder’s equity at December 31, 2008 was $15.0 million as compared to $19.9 million at December 31, 2007. The decrease in stockholder’s equity is primarily a result of the negative operating results for the year ended December 31, 2008.

COMPOSITION OF LOAN PORTFOLIO

Because yields on loans typically exceed the yields on investments, the Company’s long-term business strategy is to continue to increase the overall level of loans, as well as maintain a relatively high percentage of loans to total earning assets.  Increasing loans and loans as a percentage of total earning assets will maximize the net interest margin.  As of December 31, 2008 and 2007, loans represented 98.7% and 97.2% of total earning assets, respectively.  However, in order to enhance liquidity, the Company is willing to accept a slightly lower margin by creating an investment portfolio that could result in a decrease in the percentage of loans to total earning assets.

The following table sets forth the composition of the principal balances of the Company’s loan portfolio as of December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

	2008	2007	2006	2005	2004
Commercial	$125,331,210	$102,728,342	$88,491,722	$75,626,825	$73,836,994
Real Estate – Mortgage	50,611,464	36,210,905	27,903,399	34,542,931	27,854,130
Real Estate – Construction	44,061,253	67,775,883	76,889,997	47,933,768	12,968,251
Real Estate – Home Equity Line of Credit	23,377,524	18,585,641	19,963,116	21,067,964	24,548,506
Loans Held for Sale	1,187,954	11,601,070	1,444,303	17,509,064	9,613,162
Consumer	3,781,316	4,054,400	3,323,141	2,909,409	2,205,556
Total Loans	$248,350,721	$240,956,241	$218,015,678	$199,589,961	$151,026,599

The following table sets forth the percentages of loans in each category for the Company’s loan portfolio as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

	2008	2007	2006	2005	2004
Commercial	50.47%	42.63%	40.59%	37.89%	48.89%
Real Estate – Mortgage	20.38	15.03	12.80	17.31	18.44
Real Estate – Construction	17.74	28.13	35.27	24.02	8.59
Real Estate – Home Equity Line of Credit	9.41	7.71	9.16	10.55	16.25
Loans Held for Sale	0.48	4.82	0.66	8.77	6.37
Consumer	1.52	1.68	1.52	1.46	1.46
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table sets forth the maturity distribution for the Company’s loan portfolio at December 31, 2008. Some of the loans may be renewed or repaid prior to maturity.  Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years	Total
Commercial	$83,436,045	$16,898,578	$20,321,448	$4,675,139	$125,331,210
Real Estate – Mortgage	20,275,390	12,404,935	13,385,948	4,545,191	50,611,464
Real Estate – Construction	42,531,542	1,260,842	268,869	-	44,061,253
Real Estate – Home Equity Line of Credit	23,377,524	-	-	-	23,377,524
Loans Held for Sale	1,187,954	-	-	-	1,187,954
Consumer	3,659,193	104,940	17,183	-	3,781,316
Total	$174,467,648	$30,669,295	$33,993,448	$9,220,330	$248,350,721

Fixed interest rate	$38,780,472	$30,669,295	$33,993,448	$9,220,330	$112,663,545
Variable interest rate	134,499,222	-	-	-	134,499,222
Loans Held for Sale	1,187,954	-	-	-	1,187,954
Total	$174,467,648	$30,669,295	$33,993,448	$9,220,330	$248,350,721

The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable (variable) rate loans, which are reported in the period of repricing.

The Company’s loan portfolio composition as of December 31, 2008 reflects a 54.2% concentration in variable rate loans. Loans held for sale represented 0.5% of the Company’s loan portfolio. Fixed rate loans totaled $112.7 million, or 45.4%, of the Company’s loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. Loans held for sale are expected to be sold in three months or less and as a result are not materially impacted by interest rate fluctuations. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and, if rates were to fall, the interest earned would decline. See “Liquidity and Interest Rate Sensitivity.”

The officers and directors of the Company, including their related companies, had outstanding loans from the Bank of $11.8 million at December 31, 2008 and $13.5 million at December 31, 2007. All loans made to officers and directors, including their related companies, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

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

Management uses a loan grading system where all loans are graded based on management’s evaluation of the risk associated with each loan. A factor, based on the loan grading, is applied to the loan balance to reserve for potential losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition and the difficulty of identifying other risk factors and/or triggering events that have not yet manifested themselves in loss allocation factors.

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

The allowance for credit losses as of December 31, 2008 and December 31, 2007 was $5.7 million and $5.0 million, respectively. The amount equates to 2.29% and 2.08% of outstanding loans, including loans held for sale, as of December 31, 2008 and 2007, respectively.  Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

The following table represents an analysis of the activity in the allowance for credit losses for the periods presented:

	2008	2007	2006	2005	2004
Balance at beginning of year	$5,000,000	$3,175,000	$3,000,000	$1,810,000	$1,266,500
Provision for credit losses	6,478,200	2,125,680	202,931	1,178,866	559,596
Loan charge-offs
Commercial	(107,495)	-	(37,931)	-	(15,222)
Real Estate – Mortgage	(622,477)	-	-	-	-
Real Estate – Construction	(5,118,668)	(343,919)	-	-	-
Real Estate – Home Equity Line of Credit	(36,572)	-	-	-	-
Consumer	-	-	-	-	(2,134)
Loan recoveries
Commercial	1,700	27,931	10,000	11,134	1,260
Real Estate – Mortgage	36,009	-	-	-	-
Real Estate – Construction	44,338	15,308	-	-	-
Net (charge-offs) recoveries	(5,803,165)	(300,680)	(27,931)	11,134	(16,096)
Balance at end of year	$5,675,035	$5,000,000	$3,175,000	$3,000,000	$1,810,000

The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above for the periods presented:

	Amount
	2008	2007	2006	2005	2004
Commercial	$1,978,854	$1,206,946	$1,281,491	$2,046,219	$1,279,472
Real Estate – Mortgage	1,072,779	186,545	177,116	214,601	179,798
Real Estate – Construction	2,235,729	3,435,204	1,482,349	469,580	150,346
Real Estate – Home Equity Line of Credit	358,890	92,935	100,811	106,986	122,918
Loans Held for Sale	5,940	58,005	7,222	87,545	48,066
Consumer	22,843	19,562	16,693	10,275	11,032
Unallocated	-	803	109,318	64,794	18,368
Total Allowance	$5,675,035	$5,000,000	$3,175,000	$3,000,000	$1,810,000

The unallocated portion of the allowance for credit losses decreased in 2008. This occurred because the Company calculates an overall reserve level while the underlying portfolio experienced a moderate shift in the mix of loans by risk grade and the real estate market softened in the Company’s primary market areas. The shift in the mix of loans by risk grade is a normal result of the addition of new loans, the decrease in balances of more mature loans and the ongoing reassessment of all loans.

The following table sets forth the percentages of loans in each category for the Company's loan portfolio as of December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

	2008	2007	2006	2005	2004
Commercial	50.47%	42.63%	40.59%	37.89%	48.89%
Real Estate – Mortgage	20.38	15.03	12.80	17.31	18.44
Real Estate – Construction	17.74	28.13	35.27	24.02	8.59
Real Estate – Home Equity Line of Credit	9.41	7.71	9.16	10.55	16.25
Loans Held for Sale	0.48	4.82	0.66	8.77	6.37
Consumer	1.52	1.68	1.52	1.46	1.46
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

Nonperforming assets are comprised of nonaccrual loans, loans past due 90 days or more and still accruing, troubled debt restructures and real estate acquired through foreclosure.  Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due.  In cases where management has additional information that leads it to believe that we will still collect the full principal and interest due under the loan, management will not classify such loan as non-accrual even though payment of principal or interest on such loan has become 90 days past due. Classifying a loan as non-accrual results in the Company no longer accruing interest on such loan and reversing any interest previously accrued but not collected. A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current and future monthly principal and interest payments are expected to be collected. As of December 31, 2008, the Company had $13.5 million of non-accrual loans compared to $9.4 million as of December 31, 2007.

Any property acquired by the Company as a result of foreclosure on a mortgage loan is classified as real estate acquired through foreclosure and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses. Upon foreclosure, the Company generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis with external inspections on at least a quarterly basis. As of December 31, 2008 the Company held $3.9 million of real estate acquired as a result of foreclosure, which was net of an allowance of $645,322 for estimated losses in market value.  This compares to $946,431 held at December 31, 2007, which was net of a provision of $111,700 for estimated losses in market value.

Troubled debt restructures, which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, totaled $952,372 as of December 31, 2008 and were comprised of three loans from the Company’s residential real estate construction portfolio.  The Company had no troubled debt restructures as of December 31, 2007.

The Company applies the provisions of Statements of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statements of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if repayment of the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. The Company considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. Impaired loans will be written off when collection of the loan is doubtful.

As of December 31, 2008, the Company had impaired loans totaling $16.4 million of which $13.5 million represented non-accrual loans, $2.0 million represented loans 90 days or more past due and accruing and $952,372 represented troubled debt restructures.  Non-accrual loans as of December 31, 2008 were comprised of commercial loans totaling $2.9 million, residential investment real estate loans totaling $1.5 million, residential real estate construction loans totaling $7.7 million, residential mortgage loans totaling $970,532 and home equity lines of credit totaling $465,000.  Troubled debt restructures were comprised of three loans in the Company’s commercial real estate portfolio.  These nonperforming loans represented 6.6% of total outstanding loans, including loans held for sale, as of December 31, 2008.  All of these loans were at least partially collateralized by real estate. As of December 31, 2007, the Company had impaired loans totaling $9.4 million, all of which were included in its investor-owned residential real estate construction loan portfolio, were classified as non-accrual loans and were over 90 days past due.  Management will continue to closely monitor these loans and the overall level of delinquencies; however, management believes that the allowance for credit losses was adequate for these loans.

For troubled debt restructures, management establishes a specific reserve for those loans that have an estimated fair value that is below the carrying value.  Troubled debt restructures had a carrying amount of $952,372 as of December 31, 2008 with specific reserves of $39,551.

The respective allowance for credit losses allocated to impaired loans was approximately $2.9 million and $1.9 million as of December 31, 2008 and 2007, respectively.  The average recorded investment in impaired loans was approximately $13.7 million, $2.6 million and $508,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and no income had been accrued or collected on those impaired loans classified as non-accrual loans while they had been classified as impaired.  If the non-accrual loans had been current in accordance with their original terms, the Company would have recognized additional interest income of approximately $401,000, $506,000, and $26,000 for the periods ended December 31, 2008, 2007 and 2006, respectively.  Any losses on these loans will be charged off as soon as the amount of loss is determinable.

As of December 31, 2008, the Company had approximately $2.7 million of loans, where known credit problems existed, that were subsequently classified as non-accrual loans as the Company determined that collection of full principal and interest under the original terms of the loans were not expected.  Management believes that the allowance for credit losses was adequate for these loans as of December 31, 2008.

INVESTMENT PORTFOLIO

The Company has chosen to invest its available funds primarily in federal funds sold and other overnight investments. As a result, investment securities as of December 31, 2008, consisted of $704,200 of Federal Reserve Bank stock and $535,400 of FHLB stock.  Investment securities for the year ended December 31, 2007, consisted of $607,300 of Federal Reserve Bank stock, $1,107,700 of FHLB stock and $399,529 of U.S. Treasury securities which mature within three months.

The Company had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of stockholders' equity at December 31, 2008.

 The following table reflects the amortized cost, estimated fair value and weighted average yield of the investment portfolio as of December 31:

	2008
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. Treasury securities
due within one year	$-	$-	-
Other equity securities	1,239,600	1,239,600	3.04%
Total investments	$1,239,600	$1,239,600	3.04%

	2007
	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. Treasury securities
due within one year	$399,529	$399,529	3.91%
Other equity securities	1,715,000	1,715,000	6.00%
Total investments	$2,114,529	$2,114,529	5.61%

Management has made the decision to maintain its available funds in highly-liquid assets because it wants to ensure that funds are readily available to fund loan commitments and maturing time deposits. Management believes that this strategy will allow the Company to maximize interest margins while maintaining appropriate levels of liquidity.

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

The following table sets forth the composition of the Company's deposits as of December 31, 2008 and December 31, 2007:

	2008		2007
Demand Deposits	$76,115,803	31.12%	$58,912,584	29.17%
Savings	1,047,533	0.43	1,905,072	0.94
Money Market and sweep	23,763,974	9.71	41,277,267	20.44
Certificates of deposit	143,700,722	58.74	99,886,542	49.45
Total deposits	$244,628,032	100.00%	$201,981,465	100.00%

The mix of deposits shifted to a higher concentration of demand deposits and certificates of deposit and a decreased concentration in savings and money market and sweep accounts in 2008 compared to 2007. The increased concentration in demand deposits was primarily a function of the movement of customers’

funds into these accounts following the termination of the commercial paper program due to the declining interest rate environment and the FDIC’s Temporary Liquidity Guaranty Program, which provides deposit insurance for the full amount of most non interest-bearing transaction accounts through December 31, 2009.  Certificates of deposit accounts increased by approximately $43.8 million due to management’s decision to aggressively compete for national market deposits during 2008 for liquidity management.

Of the total deposits at December 31, 2008, $5.3 million, or 2.17%, was related to one customer as compared to $6.2 million, or 3.08%, at December 31, 2007 for this same customer. The deposits for this large customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.

The following table sets forth the maturity distribution for the Company's deposits at December 31, 2008. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years	Total
Demand deposits	$76,115,803	$-	$-	$-	$76,115,803
Savings	1,047,533	-	-	-	1,047,533
Money Market and sweep	23,763,974	-	-	-	23,763,974
Certificates of deposit	117,996,251	23,868,719	1,835,752	-	143,700,722
Total	$218,923,561	$23,868,719	$1,835,752	$-	$244,628,032

Certificates of deposit in amounts of $100,000 or more, and their remaining maturities at December 31, 2008, are as follows:

Three months or less	$28,115,659
Over three months through six months	12,962,733
Over six months through twelve months	32,559,811
Over twelve months	13,951,518
Total	$87,589,721

The market in which the Company operates is very competitive and the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposits. The Company will choose to pursue such deposits when expected loan growth provides for adequate spreads to support the cost of those funds. As of December 31, 2008, the Company had outstanding certificates of deposit of approximately $94.9 million that were either obtained through the listing of certificate of deposit rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit) or to a lesser extent, acquired through Promontory Financial Network’s CDARS program. The national market certificates of deposit were issued with an average yield of 3.91% and an average term of 27 months. Included in the $94.9 million are national market certificates of deposit totaling $80.5 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 3.91% and an average term of 6.5 months.  As of December 31, 2007, the total certificates of deposit obtained through the listing of certificate of deposit rates on the Internet-based listing services were approximately $31.6 million, and included $199,000 of “Brokered Deposits.”  The Company has never paid broker fees for deposits.

In the first quarter of 2006, the Company began using brokered certificates of deposit through Promontory Financial Network. Through this deposit matching network and its CDARS program, the Company had the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it receives matching deposits through the network. The Company also has the ability to raise deposits directly through the network.  These deposits are also considered “Brokered Deposits” for bank regulatory purposes. As of December 31, 2008, the Company had approximately $3.1 million of CDARS deposits outstanding all of which was placed on behalf of customers.  These deposits were issued with an average yield of 4.58% and an average term of 5 months.

Effective September 30, 2008, the Company was unable to accept additional brokered deposits without prior FDIC approval.  This is a standard requirement for banks that are deemed to be “adequately capitalized.”  As of December 31, 2008, $30.8 million of the $80.5 million of brokered CDs will mature during the first quarter of 2009.

Below is a reconciliation of total deposits to core deposits as of December 31, 2008 and 2007, respectively:

	December 31, 2008	December 31, 2007
Total deposits	$244,628,032	$201,981,465
Commercial paper sweep balances	-	7,309,507
National market certificates of deposit	(94,919,991)	(32,661,081)
Variable balance accounts (1 customer in 2008 and 2007)	(5,311,720)	(6,230,689)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$147,396,321	$173,399,202

Core deposits, which management categorizes as commercial paper sweep balances and all deposits other than national market certificates of deposit, CDARS deposits and $2.3 million of the $5.3 million deposits from the large customer described above, stood at $147.4 million as of December 31, 2008, down 15.0% from $173.4 million as of December 31, 2007. Overall, the Company did not aggressively compete for new local deposits during 2008, which essentially accounts for the decrease in core deposits from 2007.  Core deposits are closely monitored by management because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Borrowings.

Short-term borrowings as of December 31, 2008 consist primarily of $1.9 million borrowed under Federal Funds lines of credit. These borrowings are unsecured and are subordinated to all deposits.  Short-term borrowings as of December 31, 2007 included $7.3 million borrowed under commercial paper, $3.6 borrowed under Federal Funds lines of credit and $14.4 million borrowed under its secured FHLB credit facility.

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

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities, the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity. The interest expense on

Trust Preferred Securities, which include amortization of issuance costs, was $603,039, $602,096 and $603,567 in 2008, 2007 and 2006, respectively. The Debt Securities mature on February 23, 2036, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence of certain adverse tax events.  Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

The Parent is required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which the Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment.  As of December 31, 2008, the Bank met the retained earnings requirement.

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

On January 6, 2009, the Company provided notice under the Indenture of its election to defer the interest payment due on February 23, 2009.  Under the terms of the indenture for the Debt Securities dated December 12, 2005 (the “Indenture”), the Company has the right to defer payments of interest on the Debt Securities for up to 20 consecutive quarterly periods, provided that no event of default (as defined in the Indenture) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the Indenture at the time the payments were deferred and such deferral did not cause an event of default under the Indenture.  Although the Company has the financial means to pay the interest on the Debt Securities, management elected to defer payments of interest at this time to conserve cash.  In addition, the Company had informal discussions with the FRB that led it to believe that the FRB would instruct them to defer the future interest payments.  In February 2009, the Company received formal notice from the FRB instructing it to suspend its trust preferred interest payments.

During the period in which interest payments are being deferred, the Company may not, subject to certain exceptions, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of its capital stock, (ii) make any payments on, repay, repurchase or redeem any debt securities other than those that rank senior to the Debt Securities, or (iii) make any payment under any guarantees of the Company, other than those that rank senior to the Company’s guarantee on the capital securities issued by the Trust.  Interest on the Debt Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period.  Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceed 20 consecutive quarters.

As of December 31, 2008, the Company had unused commitments for a total of $2.1 million of borrowing availability under an unsecured Federal Funds line of credit with another institution.  This facility was terminated on January 15, 2009 primarily based on the Company’s negative earnings trend.

The Company also had approximately $21.5 million of borrowing capacity with the FHLB of Atlanta as of December 31, 2008.   This facility was suspended on February 13, 2009.  The Company has taken steps to restore this line of credit and as of March 27, 2009, the Company has available borrowing capacity of approximately $6.5 million.

For additional information with respect to borrowings, please see Note 7 to the Company’s audited financial statements, “Borrowings.”

INTEREST RATE SENSITIVITY

The primary objective of asset/liability management is to minimize interest rate risk as net interest income can fluctuate with significant interest rate movements. To minimize the risk associated with these rate swings, management attempts to structure the Company’s balance sheet so that the ability exists to adjust pricing on interest-earning assets and interest-bearing liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2008, which are expected to mature or reprice in each of the time periods shown:
			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$2,023,478	0.81%	$2,023,478	$-	$-	$-
Loans held for sale	1,187,954	0.47	1,187,954	-	-	-
Loans – Variable rate	134,499,222	53.45	134,499,222	-	-	-
Loans – Fixed rate	112,663,545	44.78	22,845,910	15,934,561	64,662,744	9,220,330
Other earning assets	1,239,600	0.49	-	-	-	1,239,600
Total interest-earning assets	$251,613,799	100.00%	$160,556,564	$15,934,561	$64,662,744	$10,459,930

Interest-bearing liabilities
Deposits – Variable rate	$50,981,956	24.93%	$50,981,956	$-	$-	$-
Deposits – Fixed rate	143,700,722	70.25	48,191,772	69,804,479	25,704,471	-
Short-term borrowings – variable rate	1,864,056	0.91	1,864,056	-	-	-
Subordinated debt	8,000,000	3.91	-	-	-	8,000,000
Total interest-bearing liabilities	$204,546,734	100.00%	$101,037,784	$69,804,479	$25,704,471	$8,000,000

Periodic repricing differences
Periodic gap			$59,518,780	$(53,869,918)	$38,958,273	$2,459,930
Cumulative gap			$59,518,780	$5,648,862	$44,607,135	$47,067,065

Ratio of rate sensitive assets to rate sensitive liabilities			158.91%	22.83%	2.52%	130.75%

The Company has 53.45% of its interest-earning assets and 25.84% of its interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $44.6 million in the categories of items maturing or repricing within 5 years comprises the majority of the overall gap. This gap is generally reflective of the Company’s emphasis on investing in short-term investments and originating variable rate loans and the demand in the market for higher yielding fixed rate deposits. This analysis indicates that the Company generally will benefit from rising market rates of interest but will generally be adversely affected by declining market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure and evaluate pricing strategies while maximizing earnings and net worth.  Strategies and policies to manage the balance sheet are predicated upon the examination of how interest rate risk affects overall business risk, capital risk, liquidity risk, and credit risk.  The proper strategy will depend on the current level of risk, the time frame, and the current and expected interest rate environment.  The Company will attempt to extend fixed-rate liabilities to longer maturities while purchasing variable rate assets to widen the net interest margin if it determines that interest rates will more than likely increase.  If the Company perceives that interest rates will decline, an attempt will be made to shorten fixed rate liabilities while securing longer term fixed rate assets.

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

LIQUIDITY

The Company’s overall asset/liability management strategy takes into account the need to maintain adequate liquidity to fund asset growth, deposit runoff and ongoing operations.  Management monitors the liquidity position daily.

The Company’s primary sources of funds are deposits, commercial paper, borrowings under the Federal funds and FHLB credit facilities, scheduled amortization and prepayment of loans, funds provided by operations and capital.  The Company also has access to national markets for certificates of deposit.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

The Company's most liquid assets are cash and assets that can be readily converted into cash, including investment securities maturing within one year. As of December 31, 2008, the Company had $7.3 million in cash and due from banks and $2.0 million in federal funds sold. As of December 31, 2007, the Company had $2.3 million in cash and due from banks, $4.9 million in federal funds sold and other overnight investments and $399,529 in three-month U.S. Treasury Securities held in mutual funds.

The increase in the overall level of liquid assets, other than loans expected to be sold within 60 days, is the result of management’s decision to maintain margins by using available liquidity to fund loan growth and allow non-core time deposits to mature.

As of December 31, 2008, the Company had unused commitments for a total of $2.1 million of borrowing availability under unsecured Federal Funds lines of credit with one financial institution. This facility was terminated on January 15, 2009 primarily based on the Company’s negative earnings trend.  The Company also had approximately $21.5 million of borrowing capacity with the FHLB of Atlanta, which was subsequently suspended on February 13, 2009. The Company has taken steps to restore this line of credit and as of March 27, 2009, the Company has available borrowing capacity of approximately $6.5 million.  These credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  From time to time, the Company may sell or participate out loans to create additional liquidity as required.

Effective with the filing of the September 30, 2008 Call Report, the Company was unable to accept additional brokered deposits without prior approval of the FDIC.  This is a standard requirement for banks that are deemed to be “adequately capitalized.”  As of December 31, 2008, $30.8 million of the $80.5 million of brokered CDs will mature during the first quarter of 2009.

As an additional source of liquidity, management has also identified specific loans to sell and has contacted several correspondent banks as potential purchasers of such loans.  Some of those correspondents have expressed an interest and have begun preliminary reviews of documentation provided by the Company.  Since undertaking transactions of this nature could have an adverse impact on the profitability of the Company (i.e., loss in interest income on the participated loans) this is being considered only as a contingent source of liquidity.

In early 2009, the Bank received notice of changes to its borrowing capacity with a correspondent bank and the FHLB of Atlanta and of changes to its clearing account maintained at the Federal Reserve Bank.  These changes were primarily a result of the Bank’s negative earnings trends and its categorization as adequately capitalized.

On January 15, 2009, the Bank was notified that its $4 million unsecured line with Fulton Bank was terminated.  This line had been used for short-term liquidity needs.

On February 13, 2009, the Federal Reserve Bank of Richmond notified the Company that its Federal Reserve account would be placed on real-time monitoring and the Company was responsible for providing $3 million in collateral.  With this change, the Company is not allowed to initiate a funds transfer that exceeds its available balance and the pledged collateral would be used to cover inadvertent daylight overdrafts.  The required collateral has been pledged and as of March 26, 2009, a daylight overdraft has not occurred in the account as management closely monitors the position on a daily basis.

Also on February 13, 2009, the Company was notified by the FHLB of Atlanta that it must physically deliver specific loan documents for all pledged collateral and that future borrowing capacity would be determined after FHLB’s review of those files.  On March 12, 2009, management received the results of FHLB’s review of the loan files and is currently organizing appropriate responses and/or gathering additional documentation.  The Company currently has borrowing capacity of approximately $6.5 million with FHLB and expects to increase the available line pending submission of additional loan documentation.

In response to the termination of the line of credit by Fulton Bank and the temporary revocation of borrowing capacity by FHLB, the Company immediately sought to increase liquidity through issuance of national market certificates of deposit.  The Company has been successful with generating cash from this market while it works diligently to restore the lines of credit with FHLB and where possible, obtain lines of credit from other institutions.

Because management recognizes the importance of liquidity given the negative earnings trends and the deterioration in the economy, the Company submitted an application to the Federal Reserve’s Discount Window lending program.  This program is a mechanism for implementing monetary policy and is also used as a backup source of funds for individual depository institutions.

The primary credit program under the Discount Window aids the implementation of monetary policy by making funds readily available at the primary credit rate when there is a temporary shortage of liquidity in the banking system, making the process of borrowing from the Discount Window administratively easier and promoting consistency in the lending function across the Federal Reserve System.  This program reduces depository institutions’ reluctance to borrow, thus making the Discount Window a more effective policy instrument.  The secondary credit program makes credit available, when appropriate, to meet backup liquidity needs of depository institutions that do not qualify for primary credit.

To further aid in managing the Company’s liquidity, in a March 2009 meeting, the Board approved the formation of an Investment Committee and the use of available cash to establish an investment portfolio. The Investment Committee will meet to review and discuss recommendations for the composition of the portfolio. By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs.  Among the options available to the Company is selling shares of common stock to raise capital and improve our liquidity position.

Based on the actions noted above, we believe that the Company has backup facilities in place to meet a liquidity shortfall. Although the Company believes sufficient liquidity exists, if economic conditions continue to deteriorate and consumer confidence is not restored, this excess liquidity could be depleted, which would then materially affect the Company’s ability to meet its operating needs and to raise additional capital.

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

Outstanding loan commitments and lines and letters of credit at December 31, 2008 and 2007 are as follows:

	2008	2007
Loan commitments	$14,981,584	$35,114,676
Unused lines of credit	84,495,398	85,999,686
Letters of credit	2,924,671	3,564,927

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have interest rates fixed at current market amounts, fixed expiration dates or other termination clauses, which may require payment of a fee.  Unused lines of credit represent the unused portion of lines of credit previously extended and available to the customer as long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their line of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements.  The Company is not aware of any loss it would incur by funding its commitments or lines of credit.

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

The decline in the overall level of loan commitments and unused lines of credit as of December 31, 2008 as compared to December 31, 2007, is reflective of management’s decision to strictly manage loan growth and is also reflective of the current global economic downturn.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date:

	Within one year	One to three years	Three to five years	Over five years	Total
Deposits without a stated maturity(a)	$100,927,389	$-	$-	$-	$100,927,389
Certificates of deposit(a)	118,619,318	23,868,719	1,835,752	-	144,323,789
Other borrowings(a)	1,923,624	-	-	8,000,000	9,923,624
Operating leases	572,639	420,237	98,549	-	1,091,425
Purchase obligations	360,013	240,008	-	-	600,021
Total	$222,402,983	$24,528,964	$1,934,301	$8,000,000	$256,866,248

(a)	Includes accrued interest payable.

The Company's operating lease obligations represent short and long-term lease and rental payments for facilities. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding on the Company. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts and accounts payable for goods and services received through December 31, 2008.

CAPITAL RESOURCES

The Company had stockholders’ equity at December 31, 2008 of $15.0 million as compared to $19.9 million at December 31, 2007. The decrease in capital is the result of negative operating results. The Company has declared no cash dividends since its inception.  Management is extremely focused on improving the Company’s capital as required by the terms of the OCC’s Consent Order.

Banking regulatory authorities have implemented strict capital guidelines that directly relate to the credit risk associated with an institution’s assets. Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted” assets so that categories of assets with higher "defined” credit risks will require more capital support than assets with lower risks. The Bank has met its capital adequacy requirements to date and is presently evaluating alternative courses of action to improve its capital position and to meet the higher risk-based capital ratios imposed by the OCC in its Consent Order.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies.  Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.  The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2008 and no such payments are currently planned.  Furthermore, under the terms of the Consent Order, the Bank may not pay dividends unless it is in compliance with the capital program required by the Order and applicable regulatory requirements and receives the OCC’s written non-objection.

In addition, in February 2009, Bay National Corporation received notice from the Federal Reserve Bank of Richmond that it is expected to immediately terminate future dividend payments, including payments on trust preferred securities.  This order will remain in effect until Bay National Corporation receives written approval from the Reserve Bank to resume such payments.

The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2008 and 2007. For a discussion of these capital requirements, see "Item 1. Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines."

December 31, 2008
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)*:	$26,322,552	9.57%	$22,000,960	8.00%	$27,501,200	10.00%
Tier I Capital (to Risk Weighted Assets)*:	22,857,283	8.31%	11,000,480	4.00%	16,500,720	6.00%
Tier I Capital (to Average Assets)*:	22,857,283	8.31%	8,254,920	3.00%	13,758,200	5.00%
*In order to be in compliance with the terms of the Consent Order, the Bank must meet minimum Total Capital, Tier 1 Capital  (to Risk Weighted Assets) and Tier 1 Capital (to Average Assets) ratios of 12.00%, 11.00% and 9.00%, respectively.

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

The tables below present Bay National Corporation’s capital position relative to its various minimum regulatory capital requirements as of December 31, 2008 and 2007.

December 31, 2008
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$26,487,270	9.96%	$21,267,040	8.00%	$26,583,800	10.00%
Tier I Capital (to Risk Weighted Assets):	21,643,818	8.14%	10,633,520	4.00%	15,950,280	6.00%
Tier I Capital (to Average Assets):	21,643,818	7.87%	8,254,920	3.00%	13,758,200	5.00%

December 31, 2007
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$31,230,256	11.87%	$21,054,000	8.00%	$26,317,000	10.00%
Tier I Capital (to Risk Weighted Assets):	27,728,115	10.54%	10,527,000	4.00%	15,790,000	6.00%
Tier I Capital (to Average Assets):	27,728,115	11.09%	7,504,000	3.00%	12,506,000	5.00%

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

Recent Accounting Pronouncements And Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2008 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results of operations or liquidity, the impact of these changes are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

Risk Management

The Board of Directors is the foundation for effective corporate governance and risk management.

The Board demands accountability of management, keeps stockholders' and other constituencies' interests in focus and fosters a strong internal control environment. Through its Executive, Asset/Liability and Audit Committees, the Board actively reviews critical risk positions, including market, credit, liquidity and operational risk. The Company's goal in managing risk is to reduce earnings volatility, control exposure to unnecessary risk and ensure appropriate returns for risk assumed. Senior management actively manages risk at the line of business level, supplemented with corporate-level oversight through the Asset/Liability Committee, the internal audit process and quality control functions and other risk management groups within the Company. This risk management structure is designed to uncover risk issues through a systematic process, enabling timely and appropriate action to avoid and mitigate risk. The risk management process establishes risk limits, and other measurement systems, with a focus on risk reduction strategies and capital allocation practices.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements are filed with this report:

Management’s Report On Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Operations – For the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows – For the years ended December 31, 2008, 2007 and 2006

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bay National Corporation

We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company
Baltimore, Maryland
March 30, 2009

BAY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS

Cash and due from banks	$7,263,034	$2,314,423
Federal funds sold and other overnight investments	2,023,478	4,859,248
Investment securities available for sale (AFS) - at fair value	-	399,529
Other equity securities	1,239,600	1,715,000
Loans held for sale	1,187,954	11,601,070
Loans, net of unearned fees	247,162,767	229,355,171
Total Loans	248,350,721	240,956,241
Less: Allowance for credit losses	(5,675,035)	(5,000,000)
Loans, net	242,675,686	235,956,241
Real estate acquired through foreclosure	3,873,405	946,431
Premises and equipment, net	1,151,246	1,210,787
Investment in bank owned life insurance	5,268,529	5,041,662
Income taxes receivable	3,276,739	420,700
Deferred tax asset	2,469,000	1,942,000
Accrued interest receivable and other assets	1,347,271	1,729,838

Total Assets	$270,587,988	$256,535,859

LIABILITIES

Non-interest-bearing deposits	$49,945,354	$31,044,172
Interest-bearing deposits	194,682,678	170,937,293
Total deposits	244,628,032	201,981,465

Short-term borrowings	1,864,056	25,371,508
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,073,899	1,262,334

Total Liabilities	255,565,987	236,615,307

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,153,101 and 2,137,633 issued and outstanding as of December 31, 2008 and 2007, respectively:	21,531	21,376
Additional paid in capital	17,954,770	17,788,833
(Accumulated deficit) retained earnings	(2,954,300)	2,110,343

Total Stockholders' Equity	15,022,001	19,920,552

Total Liabilities and Stockholders' Equity	$270,587,988	$256,535,859

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

INTEREST INCOME:
Interest and fees on loans	$15,127,186	$19,823,408	$19,117,244
Interest on federal funds sold and other overnight investments	133,615	670,971	557,970
Taxable interest and dividends on investment securities	64,738	93,630	105,625
Total interest income	15,325,539	20,588,009	19,780,839

INTEREST EXPENSE:
Interest on deposits	5,934,351	7,909,153	7,132,611
Interest on short-term borrowings	225,985	253,956	86,522
Interest on subordinated debt	603,039	602,096	603,567
Total interest expense	6,763,375	8,765,205	7,822,700

Net interest income	8,562,164	11,822,804	11,958,139

Provision for credit losses	6,478,200	2,125,680	202,931

Net interest income after provision for credit losses	2,083,964	9,697,124	11,755,208

NON-INTEREST INCOME:
Service charges on deposit accounts	266,064	153,813	148,042
Gain on sale of mortgage loans	281,029	450,184	573,387
Increase in cash surrender value of bank owned life insurance	226,867	41,662	-
Loss on sale of real estate acquired through foreclosure	(59,688)	-	-
Other income	48,887	79,138	55,904
Total non-interest income	763,159	724,797	777,333

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,018,002	5,460,772	5,431,989
Occupancy expenses	763,336	653,227	506,323
Furniture and equipment expenses	426,190	351,599	342,261
Legal and professional fees	821,347	285,434	245,412
Data processing and other outside services	993,648	870,404	701,422
Advertising and marketing related expenses	509,939	486,204	512,709
Provision for losses on real estate acquired through foreclosure	569,350	111,700	-
Other expenses	1,004,594	773,817	684,239
Total non-interest expenses	11,106,406	8,993,157	8,424,355

(Loss) Income before income taxes	(8,259,283)	1,428,764	4,108,186
Income tax (benefit) expense	(3,194,640)	491,395	1,678,358
Net (Loss) Income	$(5,064,643)	$937,369	$2,429,828

Per Share Data:
Net (Loss) Income (Basic)	$(2.37)	$.44	$1.25
Net (Loss) Income (Diluted)	$(2.37)	$.42	$1.20
Average Shares Outstanding (Basic)	2,140,793	2,133,174	1,938,110
Effect of dilution – Stock options and warrants	-	76,977	80,099
Average Shares Outstanding (Diluted)	2,140,793	2,210,151	2,018,209

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total
Balances at January 1, 2006	$19,244	$17,451,201	$(1,256,367)	$16,214,078

Stock-based compensation expense	-	115,714	-	115,714

Issuance of common stock	110	82,763	-	82,873

Net income	-	-	2,429,828	2,429,828

Balances at December 31, 2006	19,354	17,649,678	1,173,461	18,842,493

Stock-based compensation expense	-	122,539	-	122,539

Stock options exercised	27	18,611	-	18,638

Issuance of stock awards	60	(60)	-	-

1.1 to one stock split in the form of a stock dividend	1,935	(1,935)	-	-

Cash paid in lieu of fractional shares on stock dividend	-	-	(487)	(487)

Net income	-	-	937,369	937,369

Balances at December 31, 2007	21,376	17,788,833	2,110,343	19,920,552

Stock-based compensation expense	-	75,517	-	75,517

Issuance of common stock	66	67,769	-	67,835

Issuance of stock awards	56	(56)	-	-

Stock options exercised	33	22,707	-	22,740

Net loss	-	-	(5,064,643)	(5,064,643)

Balances at December 31, 2008	$21,531	$17,954,770	$(2,954,300)	$15,022,001

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows From Operating Activities:
Net (Loss) Income	$(5,064,643)	$937,369	$2,429,828
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	337,368	291,025	250,494
(Gain) loss on disposal of equipment	(18,603)	-	19,798
Accretion of investment discounts	(471)	(24,364)	(50,556)
Provision for credit losses	6,478,200	2,125,680	202,931
Provision for losses on real estate acquired through Foreclosure	569,350	111,700	-
Loss on sale of real estate acquired through foreclosure	59,688	-	-
Stock-based compensation	75,517	122,539	115,714
Increase in cash surrender of bank owned life insurance	(226,867)	(41,662)	-
Deferred income taxes	(527,000)	(804,000)	(55,000)
Income taxes receivable	(2,856,039)	-	-
Gain on sale of loans held for sale	(281,029)	(450,184)	(573,387)
Origination of loans held for sale	(76,205,941)	(162,566,200)	(110,309,174)
Proceeds from sale of loans	86,900,086	152,859,617	126,947,322
Net decrease (increase) in accrued interest receivable and other assets	382,567	(137,419)	(295,018)
Net (decrease) increase in accrued expenses and other liabilities	(188,435)	(1,006,068)	533,389
Net cash provided by (used in) operating activities	9,433,748	(8,581,967)	(19,216,341)

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	-	(1,877,639)	(5,106,584)
Maturities of investment securities available for sale	400,000	2,200,000	6,000,000
Purchase of Federal Reserve Bank stock	(96,900)	-	(154,960)
Redemption (purchase) of Federal Home Loan Bank of Atlanta stock	572,300	(597,900)	(167,700)
Loan disbursements in excess of principal payments	(32,178,466)	(14,142,607)	(34,518,409)
Proceeds from sale of real estate acquired through foreclosure	5,056,545	-	-
Expenditures for real estate acquired through foreclosure	(44,852)	-	-
Purchase of bank owned life insurance	-	(5,000,000)	-
Expenditures for premises and equipment	(259,224)	(401,592)	(623,686)
Net cash used by investing activities	(26,550,597)	(19,819,738)	(34,571,339)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	42,646,567	(22,167,487)	41,575,866
Net (decrease) increase in short-term borrowings	(23,507,452)	23,826,508	100,842
Net proceeds from issuance of common stock	90,575	18,638	82,873
Cash dividends paid in lieu of fractional shares	-	(487)	-
Net cash provided by financing activities	19,229,690	1,677,172	41,759,581

Net increase (decrease) in cash and cash equivalents	2,112,841	(26,724,533)	26,404,583
Cash and cash equivalents at beginning of year	7,173,671	33,898,204	7,493,621

Cash and cash equivalents at end of year	$9,286,512	$7,173,671	$33,898,204

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Supplemental information:
Interest paid	$6,652,564	$8,858,813	$7,399,278
Income taxes paid	$353,894	$1,675,168	$2,002,466
Accrued director fees paid in common stock	$67,835	$-	$-
Amount transferred from loans to real estate acquired through foreclosure	$8,575,010	$1,058,131	$-

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

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

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

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

Investments Available-for-Sale and Other Equity Securities

Marketable equity securities and debt securities, not classified as held-to-maturity or trading, are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company's

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, deposit maturities and/or withdrawals, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income.  Declines in the fair value of individual available-for-sale securities below their cost, that are other than temporary, result in write-downs of the individual securities to their fair value.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or the fact that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Other equity securities represented by Federal Reserve Bank and FHLB of Atlanta stock are considered restricted as to marketability.  The Bank’s investment in these securities is carried at cost.

Loans Held for Sale

The Company engages in sales of residential mortgage loans originated by the Bank and at times, by a third party. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on the sale of loans originated by the Bank are recorded as a component of non-interest income in the accompanying consolidated statements of operations. No gains or losses are realized on the sale of loans originated by third parties. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2008 or December 31, 2007. The Company earns interest on the outstanding balances of all loans that are held for sale.

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

Loans are considered impaired when, based on current information, it is improbable that the Company will collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are 90 days past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate, consumer installment loans and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price or the fair value of the collateral, if repayment

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

of the loan is collateral dependent.  The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient.  If there is doubt regarding the borrower’s ability to make payments, or if the collateral is not sufficient, payments received are accounted for as a reduction in principal.

Allowance for Credit Losses

The allowance for credit losses is established through a provision for credit losses charged to expense.  Loans are charged against the allowance for credit losses when management believes that the collectability of the principal is unlikely.  The allowance, based on evaluations of the collectability of loans, is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible.  The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions and trends that may affect the borrowers' ability to pay.

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

Real Estate Acquired Through Foreclosure

The Company records foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less selling costs thereafter.  Subsequent write-downs are included in our noninterest expenses, along with operating income, net of related expenses of such properties.  Gains or losses realized upon disposition are included in non-interest income.

Rate Lock Commitments

The Company enters into commitments to originate residential mortgage loans with interest rates determined prior to funding.  Such rate lock commitments on mortgage loans to be sold in the secondary

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (R), “Share-based Payment,” for its equity awards vesting after the effective date.  SFAS No. 123 (R) was also adopted for shares available for issuance under the Bay National Corporation 2007 Stock Incentive Plan (the “Incentive Plan”), which was presented to and approved by the Company’s shareholders and is described in more detail under Note 8.  SFAS No. 123 (R) requires an entity to recognize compensation expense based on an estimate of the number

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

of awards expected to actually vest, exclusive of awards expected to be forfeited.

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

Recent Accounting Pronouncements and Developments

Adoption of New Accounting Standards:

Staff Accounting Bulletin (“SAB”) No. 110, “Certain Assumptions Used in Valuation Methods,” was issued in December 2007 and extends the use of the “simplified” method, under certain circumstances, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R.  Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007.  The Company continues to use the simplified method in developing an estimate of the expected term of stock options.

SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” was issued and it delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Then, FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” was issued on October 10, 2008 to clarify the application of SFAS No. 157 in a market that is not active and to provide examples to illustrate key considerations in determining fair value of a financial asset when the market for that financial asset is not active.  The adoption of these pronouncements did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. SFAS No. 157 and SFAS No. 159 are effective January 1, 2008 for calendar year companies with the option to early adopt as of January 1, 2007. The impact of adoption did not have a significant impact on the Company’s consolidated financial statements.

SAB No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.”  Previously, SAB No. 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB No. 109 supersedes SAB No. 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value of all written loan commitments that are accounted for at fair value through earnings.  SAB No. 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB No. 109 retains that view.  SAB No. 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2008.  The Company has no such investments, so the impact of adoption in 2008 did not have a material impact on the Company’s consolidated financial statements.

Newly Issued But Not Yet Effective Accounting Standards:

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

SFAS No. 141R, “Business Combinations.”  This revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company has not entered into any business combinations, so it does not expect that adoption will have a material impact on the Company’s consolidated financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 is intended to enhance the current disclosure framework previously required for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, result of operations and cash flows.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  While the Company does not currently utilize derivative instruments, it is currently evaluating the impact of this new standard on its consolidated financial statements.

SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  SFAS No. 163 clarifies how Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  SFAS No. 163 also requires expanded disclosure about financial guarantee insurance contracts.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company does not have any guarantee contracts, and therefore, we do not expect that SFAS No. 163 will have a material impact on our consolidated financial statements.

FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP-EITF 03-6-1”).” Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application.  We are currently evaluating the impact, if any, that FSP-EITF 03-6-1 may have on our consolidated financial statements.

FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  These pronouncements increase disclosure requirements for public companies and are effective for reporting periods (interim and annual) that end after December 15, 2008.  The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” are finalized by the Board.  The FSP amends Statement No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets.  It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This pronouncement is related to disclosures only and will not have an impact on our consolidated financial statements.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

2.       CONSENT ORDER

On February 6, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented to the issuance of a Consent Order by the OCC, the Bank’s primary banking regulator.

Among other things, the Consent Order requires the Bank and/or its Board to take certain actions, including developing and submitting certain written plans to the OCC, and imposes certain restrictions on the Bank designed to improve its financial strength, including the following: within 30 days provide a written analysis of the Board’s decision whether to sell, merge or liquidate the Bank or remain independent; if the Board decides the Bank should remain independent and the OCC does not object to the written analysis, within 60 days of the Consent Order implement a three-year strategic plan for the Bank with respect to certain financial objectives; by April 30, 2009 maintain a 12% total risk-based ratio, an 11% Tier 1 risk-based ratio and a 9% leverage ratio; develop a three-year capital program that, among other things, assesses current and expected funding needs and ensures that sufficient funds or access to funds exists to meet those needs; ensure that the Bank has competent management in its credit risk and asset liability risk management functions; conduct management reviews and adopt a written education program for officers as necessary; immediately take action to protect the Bank’s interest in assets criticized by the OCC and adopt a written program designed to eliminate the basis of such criticism; and develop written plans to address liquidity improvement, loan portfolio management, asset diversification, the Bank’s allowance for loan and lease losses, monitoring and review of problem loans and leases, charged-off loans and related issues, and monitoring of  portfolio trends.

The Board has appointed a compliance committee to monitor, coordinate and report to the Board on the Bank’s compliance with the Consent Order.  In addition, under the Consent Order the Bank may not pay dividends unless it is in compliance with the capital program required by the Consent Order and applicable regulatory requirements and receives the OCC’s written non-objection.

The Board of the Bank and its compliance committee and have submitted a written analysis to the OCC in which the Bank details its decision to remain independent while continually evaluating other options.

The Bank’s Board and executive management are adopting a Strategic Plan that maps out a strategy for the Bank to restore its higher capitalization, strong earnings, good asset quality and to also eliminate the concerns raised by the OCC in the Consent Order.  Pursuant to the plan, the Bank will return to its original business model, provide stronger risk controls and provide the management and support items necessary to continue to grow and serve its customer base.  We envision all the key elements of the plan being in place by the end of 2009.

There can be no assurance that the OCC will accept our strategic plan to remain independent and they could strictly enforce the terms of the Consent Order.  In such a situation there can be no assurance that the Company will be able to raise the required amount of capital within the time frame required in the Consent Order and further regulatory actions could follow.

In order to make the plan work, the Bank will focus on six goals that are the keys to its success.  These are:

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

•           A return to the original mission: The Bank’s original mission was to serve local businesses and professionals through internally generated loans.  The Bank has returned to that mission.

•           Improve asset quality:  Asset quality must be raised to acceptable levels and thereafter maintained as part of a high quality loan portfolio.  This loan portfolio will consist of primarily internally-generated small business loans that are fully within the Bank’s expertise and provide adequate yields with manageable risk.

•           Increase capitalization:  Capital must be raised to levels above the minimum capital needed to meet regulatory requirements.  This higher level of capital can be achieved by either shrinking the size of the balance sheet or by raising additional contributions from present and new shareholders or by a combination of these two approaches.  Increasing the Bank’s level of capital will ensure that the Bank not only remains viable through the present economic downturn, but will have the ability to grow its assets and regain its former earnings profile.

•           Improve liquidity:   Liquidity must be increased and then maintained at a level that is at least comparable with other local banks in terms of core deposits.

•           Return to Profitability:  Profitability must be restored as soon as possible and beyond that point earnings must show consistent and steady growth.  In the context of improving profitability and preserving capital, we have already made internal changes that we believe will reduce costs and lead to improved earnings or minimize losses.

•           Develop management depth:  We believe that the executive management team and management succession plan have the depth, experience and talent to maintain the confidence of the public, clients, directors, shareholders and regulators. The Board will evaluate management on a regular basis.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

3.	INVESTMENT SECURITIES

Investments available-for-sale

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$399,529	$-	$-	$399,529
Total investments available-for-sale	$399,529	$-	$-	$399,529

The Company held no such investments at December 31, 2008.  There were no sales of investments available-for-sale during 2008, 2007 or 2006.

At December 31, 2007, investments available-for-sale with a carrying value of $300,000 were pledged as collateral for certain short-term borrowings.  No investments were pledged as collateral as of December 31, 2008.

Other equity securities

At December 31, the Company’s investment in other equity securities was carried at cost and consisted of:

	2008	2007
Federal Reserve Bank stock	$704,200	$607,300
Federal Home Loan Bank stock	535,400	1,107,700
Total investments in other equity securities	$1,239,600	$1,715,000

4.            LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major loan categories at December 31 are presented below:

	2008	2007
Commercial	$125,331,210	$102,728,342
Real Estate – Mortgage	50,611,464	36,210,905
Real Estate – Construction	44,061,253	67,775,883
Real Estate – Home Equity Line of Credit	23,377,524	18,585,641
Loans Held for Sale	1,187,954	11,601,070
Consumer	3,781,316	4,054,400
Total Loans	248,350,721	240,956,241
Less: Allowance for credit losses	(5,675,035)	(5,000,000)
Net Loans	$242,675,686	$235,956,241

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Activity in the allowance for credit losses for the year ended December 31, 2008, 2007 and 2006 is shown below:

	2008	2007	2006
Balance at beginning of year	$5,000,000	$3,175,000	$3,000,000
Provision for credit losses	6,478,200	2,125,680	202,931
Loan charge-offs
Commercial	(107,495)	-	(37,931)
Real Estate – Mortgage	(622,477)	-	-
Real Estate - Construction	(5,118,668)	(343,919)	-
Real Estate – Home Equity Line Of Credit	(36,572)	-	-
Loan recoveries
Commercial	1,700	27,931	10,000
Real Estate - Mortgage	36,009	-	-
Real Estate - Construction	44,338	15,308	-
Net (charge-offs) recoveries	(5,803,165)	(300,680)	(27,931)
Balance at end of year	$5,675,035	$5,000,000	$3,175,000

As of December 31, 2008, the Company had impaired loans totaling $16.4 million, of which $13.5 million were classified as non-accrual loans, $2.0 million were 90 days or more past due and still accruing and $952,372 represented troubled debt restructures.  As of December 31, 2007, the Company had impaired loans totaling $9.4 million, all of which were included in its investor owned residential real estate construction loan portfolio, were classified as non-accrual loans and were over 90 days past due.  If the non-accrual loans had been current in accordance with their original terms, we would have recognized additional interest income of approximately $401,000, $506,000, and $26,000 for the periods ended December 31, 2008, 2007 and 2006, respectively.

The following table sets forth information with respect to impaired loans and the related valuation allowance as of December 31:

	2008	2007	2006
Impaired loans with valuation allowance	$16,423,327	$9,426,202	$-
Impaired loans with no valuation allowance	-	-	-
Total impaired loans	$16,423,037	$9,426,202	$-

Allowance for credit losses related to impaired loans	$2,903,561	$1,862,984	$12,874
Allowance for credit losses related to other than impaired loans	2,771,474	3,137,016	3,162,126
Total allowance for credit losses	$5,675,035	$5,000,000	$3,175,000

Interest income on impaired loans recorded on the cash basis	$198,249	$-	$-

Average recorded investment in impaired loans	$13,672,271	$2,537,535	$507,640

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

5.      PREMISES AND EQUIPMENT

Premises and equipment at December 31 include the following:

	2008	2007
Furniture and equipment	$900,263	$814,022
Computer hardware and software	903,076	684,147
Leasehold improvements	772,737	793,299
	2,576,076	2,291,468
Less accumulated depreciation	(1,424,830)	(1,080,681)

Net premises and equipment	$1,151,246	$1,210,787

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

Rent expense applicable to operating leases, for the periods ended December 31, was as follows:

	2008	2007	2006
Minimum rentals	$607,716	$498,832	$391,927
Less: Sublease rentals	(5,654)	(1,197)	(23,568)
Net rent expense	$602,062	$497,635	$368,359

At December 31, 2008, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
2009	$572,639
2010	243,384
2011	176,853
2012	90,759
2013 and beyond	7,790
Total minimum lease payments	$1,091,425

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

6.             DEPOSITS

The following table sets forth the composition of the Company's deposits as of December 31, 2008 and December 31, 2007:

	2008		2007
Demand deposits	$76,115,803	31.12%	$58,912,584	29.17%
Savings	1,047,533	0.43	1,905,072	0.94
Money market and sweep	23,763,974	9.71	41,277,267	20.44
Certificates of deposit	143,400,722	58.74	99,886,542	49.45
Total deposits	$244,628,032	100.00%	$201,981,465	100.00%

The following table sets forth the maturity distribution for the Company's deposits at December 31, 2008. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years
Demand deposits	$76,115,803	$-	$-	$-
Savings	1,047,533	-	-	-
Money market and sweep	23,763,974	-	-	-
Certificates of deposit	117,996,251	23,868,719	1,835,752	-
Total	$218,923,561	$23,868,719	$1,835,752	$-

Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

	2008	2007
Three months or less	$28,115,659	$19,303,042
Over three months through six months	12,962,733	10,401,598
Over six months through twelve months	32,559,811	5,838,645
Over twelve months	13,951,518	11,639,910
Total	$87,589,721	$47,183,195

Interest expense on deposits, for the years ended December 31, is as follows:

	2008	2007	2006
Interest-bearing transaction	$374,434	$889,635	$873,622
Savings and money market	767,115	1,855,946	1,402,610
Time, $100,000 or more	2,724,645	2,697,860	2,097,542
Other time	2,068,157	2,465,712	2,758,837
Total interest on deposits	$5,934,351	$7,909,153	$7,132,611

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

7.       BORROWINGS

Information relating to short-term borrowings, as of December 31, 2008 and 2007, is as follows:

	Securities sold under agreements to repurchase
	2008		2007
	Amount	Rate	Amount	Rate
As of year-end	$-	-%	$-	-%

Average for the year	$-	-%	$36,011	4.52%

Maximum month-end balance	$-		$300,000

	Federal funds purchased
	2008		2007
	Amount	Rate	Amount	Rate
As of year-end	$1,864,000	0.25%	$3,637,000	4.25%

Average for the year	$293,981	3.32%	$174,068	3.73%

Maximum month-end balance	$1,938,000		$3,637,000

	Commercial paper
	2008		2007
	Amount	Rate	Amount	Rate
As of year-end	$56	-%	$7,309,508	3.25%

Average for the year	$9,122,030	1.27%	$4,576,086	4.15%

Maximum month-end balance	$14,798,374		$9,015,951

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

	Federal Home Loan Bank Borrowings
	2008		2007
	Amount	Rate	Amount	Rate
As of year-end	$-	-%	$14,425,000	4.40%

Average for the year	$3,022,227	3.33%	$1,211,027	4.63%

Maximum month-end balance	$8,150,000		$16,000,000

In 2007, the Company pledged U.S. Government Treasury Securities, based upon their market values, as collateral for 100% of the principal and accrued interest of its securities under agreement to repurchase.

The Company maintained unused commitments for a total of $2.1 million of borrowing availability under an unsecured federal funds line of credit with another financial institution as of December 31, 2008.  This facility was terminated on January 15, 2009 primarily based on the Company’s negative earnings trend.   The Company also had approximately $21.5 million of additional borrowing capacity with the FHLB of Atlanta as of December 31, 2008. This facility was suspended on February 13, 2009.  The Company has taken steps to restore this line of credit and as of March 27, 2009, the Company has available borrowing capacity of approximately $6.5 million.  These borrowing facilities will be used, as necessary, to supplement short-term liquidity needs.

Information relating to subordinated debt as of December 31, 2008 and 2007 is as follows:

	2008		2007
	Amount	Rate	Amount	Rate
As of year-end	$8,000,000	7.20%	$8,000,000	7.20%

Average for the year	$8,000,000	7.54%	$8,000,000	7.53%

Maximum month-end balance	$8,000,000		$8,000,000

On December 12, 2006, the Company participated in a private placement of $8 million of fixed interest rate trust preferred securities (the “Trust Preferred Securities”), through a newly formed Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Trust was formed for the purpose of issuing the Trust Preferred Securities and all of its common securities are owned by the Company. The Company purchased the common securities from the Trust for $248,000. In accordance with provisions of FIN46, the financial position and results of operations are not included in the Company’s consolidated financial position and results of operations.

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities, the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity. The interest expense on Trust Preferred Securities was $603,039, $602,096 and $603,567 in 2008, 2007 and 2006, respectively. The

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Debt Securities mature on February 23, 2036, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence of certain adverse tax events.  Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

The parent was required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which Bay National Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment. As of December 31, 2008, the Bank could not have paid dividends to the Parent Company without approval from bank regulatory agencies.

The Debt Securities are subordinated to the prior payment of other indebtedness of the Company that, by its terms, is not similarly subordinated.  Although the Debt Securities are recorded as a liability on the Company’s balance sheet, for regulatory purposes, the Debt Securities are being treated as Tier 1 or Tier 2 capital under regulatory capital guidelines issued by the FRB.

On January 6, 2009, the Company provided notice under the Indenture of its election to defer the interest payment due on February 23, 2009.  Under the terms of the indenture for the Debt Securities dated December 12, 2005 (the “Indenture”), the Company has the right to defer payments of interest on the Debt Securities for up to 20 consecutive quarterly periods, provided that no event of default (as defined in the Indenture) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the Indenture at the time the payments were deferred and such deferral did not cause an event of default under the Indenture.  Although the Company has the financial means to pay the interest on the Debt Securities, management elected to defer payments of interest at this time to conserve cash.  In addition, the Company had informal discussions with the FRB that led it to believe that the FRB would instruct them to defer the future interest payments.  In February 2009, the Company received formal notice from the FRB instructing it to suspend its trust preferred interest payments.

8.      STOCK-BASED COMPENSATION PLANS

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

The Incentive Plan authorizes the issuance of up to 200,000 shares of common stock plus any shares that were available under the Company’s 2001 Stock Option Plan (“Option Plan”) that terminated as of May 22, 2007 and shares subject to options granted under the Option Plan that expire or terminate without having been fully exercised.  The Incentive Plan has a term of ten years, and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant.  As of December 31, 2008, thirteen Awards had been granted under the Incentive Plan.  Five of these Awards included an unrestricted stock grant of 550 shares to five employees in August 2007 based on their 2006 performance.  The Awards vested immediately upon issuance and the closing stock price on the grant date was $15.46.  The remaining eight Awards represent restricted stock awards and are discussed in more detail below in the section entitled “Restricted Stock Units.”

Effective January 1, 2006 the Company adopted SFAS No. 123(R) and has included the stock-based employee compensation cost in its income statements for the years ended December 31, 2008 and 2007.  Prior periods have not been restated.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	2008	2007	2006

Amounts charged against income, before tax benefit	$75,517	$122,539	$115,714

Amount of related income tax benefit recognized in income	$13,812	$31,130	$12,444

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the year ended December 31:

2002
Dividend yield	-
Expected volatility	20.00%
Risk-free interest rate	4.17%
Expected lives (in years)	8

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

The following is a summary of changes in shares under options for the years ended December 31, 2008, 2007 and 2006 (amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a stock dividend recorded on June 29, 2007):

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2006	154,837	$6.97
Granted	-	-
Cancelled	(1,366)	$6.89
Exercised	(12,025)	$6.89
Balance, December 31, 2006	141,446	$6.98
Granted	-	-
Cancelled	-	-
Exercised	(2,705)	$6.89
Balance, December 31, 2007	138,741	$6.99
Granted	-	-
Cancelled	-	-
Exercised	(3,300)	$6.89
Balance, December 31, 2008	135,441	$6.99

Weighted average fair value of options granted during 2002	$2.77

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

The following table summarizes information about options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	116,945	1	$6.89	116,945	$6.89
$7.61	18,496	1	$7.61	18,496	$7.61
	135,441		$6.99	135,441	$6.99

Based upon a closing stock price of $2.40 per share as of December 31, 2008, there was no aggregate intrinsic value in options outstanding and exercisable.

The following table summarizes the changes in unvested option shares during the year ended December 31, 2008 (amounts previously reported have been adjusted to reflect a 1.1 to 1 stock split in the form of a stock dividend recorded on June 29, 2007):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested options at January 1, 2008	4,624	$2.77
Granted	-	-
Vested	(4,624)	$2.77
Cancelled	-	-
Unvested options at December 31, 2008	-	-

Restricted Stock Units

During the third quarter of 2007, a grant of 24,000 shares of the Company’s common stock was awarded to four new employees.  Three of these awards vest 20% on each anniversary of the employee’s hiring date over 5 years and the remaining grant vests 25% on each anniversary of the employee’s hiring date over 4 years.

Based on 2007 grants, 5,550 shares had vested during the year ended December 31, 2008.  During 2008, a total of 10,500 shares of the Company’s common stock had been awarded to four employees.  These Awards vest 20% on each anniversary of the employee’s hiring date over 5 years.  Two recipients of these Awards granted during 2008 and one recipient under the 2007 grant are no longer employed with the Company.  As such, their unvested grants, totaling 15,750 shares, were forfeited during the third quarter of 2008.

The Company incurred compensation expense of $70,891 and $62,589 associated with restricted

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

stock for the years ended December 31, 2008 and 2007, respectively.  The unrecognized compensation cost related to restricted stock was $103,841 at December 31, 2008 based upon a weighted average fair value of $13.24 and will be recognized over the next five years based on the vesting schedule of the Awards.

The following table summarizes the changes in outstanding shares under restricted stock grants for the year ended December 31, 2008.  Amounts have been adjusted to reflect a 1.1 to 1 stock split in the form of a dividend recorded on June 29, 2007.

	Number of Shares	Weighted Average Fair Value at Grant Date
Unvested grants at January 1, 2008	24,000	$15.91
Granted	10,500	10.21
Vested	(5,550)	15.92
Cancelled	(15,750)	-
Unvested grants at December 31, 2008	13,200	$13.24

9.               RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. The plan requires the Company to match 25% of employee contributions of up to 3% of compensation as defined under the plan. The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan. The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management.  Expenses under this plan totaled $187,334, $179,626 and $171,224 for the years ended December 31, 2008, 2007 and 2006, respectively.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

10.             INCOME TAXES

For the year ended December 31, 2008, the Company recorded an income tax benefit of $3,194,640 compared to income tax expense of $491,395 and $1,678,358 recorded for the years ended December 31, 2007 and 2006, respectively.  The decrease is due to the significant pre-tax loss incurred for the year ended December 31, 2008.

At December 31, 2008, the Company has approximately $3.0 million of cumulative Maryland pre-tax net operating loss carryforward (which represents a possible net tax receivable of $248 thousand) for the unconsolidated state tax return for Bay National Corporation.  There is a valuation allowance against 100% of the receivable since it cannot be determined that this will be realized.  Unless Bay National Corporation generates income from its own operations (i.e., unrelated to Bay National Bank), these net operating loss carryforwards will begin to expire in 2019.

Federal and state income tax (benefit) expense consists of the following for the periods ended December 31:

	2008	2007	2006
Current federal income tax	$(2,184,547)	$1,160,434	$1,391,380
Current state income tax	(483,093)	134,961	341,978
Deferred federal income tax expense (benefit)	(453,000)	(707,000)	(50,000)
Deferred state income tax expense (benefit)	(74,000)	(97,000)	(5,000)
Total income tax (benefit) expense	$(3,194,640)	$491,395	$1,678,358

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

Deferred tax assets:	2008	2007
Net operating loss carryforwards (state)	$248,000	$192,000
Alternative Minimum Tax credit carryforward	147,000	-
Interest on nonaccrual loans	325,000	-
Contributions	1,000	-
Stock based compensation	39,000	21,000
Allowance for real estate acquired through foreclosure	255,000	44,000
Allowance for credit losses	1,747,000	1,919,000
Other	24,000	-
Total deferred tax assets	2,786,000	2,176,000
Less valuation allowance	(248,000)	(192,000)
Deferred tax assets, net of valuation allowance	2,538,000	1,984,000
Deferred tax liabilities:
Depreciation and amortization	(1)	(13,000)
Deferred loan fees and costs, net	(68,000)	(29,000	) )
Net deferred tax assets	$2,469,000	$1,942,000

For the year ended December 31, 2008, the Company recorded a current income tax benefit of $2,667,640 compared to a current expense of $1,295,395 for the year ended December 31, 2007.  The 2008 benefit was increased by the recognition of a deferred tax benefit of $527,000, resulting in total tax benefit of

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

$3,194,640 for the year ended December 31, 2008.  The 2007 expense was offset by the recognition of a deferred tax benefit of $804,000, resulting in a net tax expense of $491,395 for the year ended December 31, 2007.

Reported income tax (benefit) expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income before income taxes as follows:

	2008		2007		2006
	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
Federal income tax expense computed at the statutory rate	$(2,808,156)	(34.00)%	$485,780	34.00%	$1,396,783	34.00%
State income tax expense (benefit), net	(422,538)	(5.12)	64,888	4.54	222,405	5.41
Nondeductible expenses	16,188	(0.20)	14,199	0.99	18,281	0.45
Non-taxable income	(77,135)	(0.93)	(14,165)	(0.99)	(12,111)	(0.30)
Deferred tax benefit resulting from change in state income tax rate			(90,743)	(6.35)	-	-
Other	41,031	0.50	(45,564)	(3.19)	-	-
Adjustment to valuation allowance	55,970	0.68	77,000	5.39	53,000	1.29
Income tax (benefit) expense, as reported	$(3,194,640)	(38.67)%	$491,395	34.39%	$1,678,358	40.85%

11.         RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2008 and 2007.

	2008	2007
Balance at beginning of period	$13,520,043	$11,245,284
Additions	31,430,692	24,904,727
Repayments	(33,141,363)	(22,629,968)
Balance at December 31	$11,809,372	$13,520,043

An individual, who was a director of the Company from 2003 until May 2008, is an executive officer of the company which owns an office building in which the Company had leased space under two separate operating leases.  The leases were effectively combined during 2004 and extended to February 28, 2010.  Bay National Corporation has the right to extend the leases for one additional five year term, to February 28, 2015. Rent expense under this lease was $368,740, $358,000, and $347,573 for the periods ended December 31, 2008, 2007 and 2006, respectively. Management believes that the terms of the foregoing leases are no more and no less favorable to Bay National Bank than those which could have been received from unaffiliated parties.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

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

Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

	2008	2007
Loan commitments	$14,981,584	$35,114,676
Unused lines of credit	84,495,398	85,999,686
Standby letters of credit	2,924,671	3,564,927

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

13.  REGULATORY MATTERS

As of December 31, 2008, the Company was required to maintain a weekly average of $25,000 of non-interest-bearing deposits with the Federal Reserve Bank. As of December 31, 2007, the Company was required to maintain a weekly average of $1.9 million of non-interest-bearing deposits with the Federal Reserve Bank.  The average weekly balance maintained with the Federal Reserve Bank for the weekly period ending December 31, 2008 was $3.4 million. The average weekly balance maintained with the Federal Reserve Bank for the weekly period including December 31, 2007 was $2.0 million. The actual balances maintained with the Federal Reserve Bank at December 31, 2008 and December 31, 2007 was $6.8 million and $1.8 million, respectively.

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
For the years ended December 31, 2008, 2007 and 2006

judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Bank met all capital adequacy requirements to which it is subject.

The Bank has been categorized as “adequately capitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios. There are no conditions or events that management believes would prevent the Bank from continuing to be categorized as adequately capitalized.

The Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following tables:

December 31, 2008
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)*:	$26,322,552	9.57%	$22,000,960	8.00%	$27,501,200	10.00%
Tier I Capital (to Risk Weighted Assets)*:	22,857,283	8.31%	11,000,480	4.00%	16,500,720	6.00%
Tier I Capital (to Average Assets)*:	22,857,283	8.31%	8,254,920	3.00%	13,758,200	5.00%
*In order to be in compliance with the terms of the Consent Order, the Bank must meet minimum Total Capital, Tier 1 Capital (to Risk Weighted Assets) and Tier 1 Capital (to Average Assets) ratios of 12.00%, 11.00% and 9.00%, respectively.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Bay National Corporation’s actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following tables:

December 31, 2008
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$26,487,270	9.96%	$21,267,040	8.00%	$26,583,800	10.00%
Tier I Capital (to Risk Weighted Assets):	21,643,818	8.14%	10,633,520	4.00%	15,950,280	6.00%
Tier I Capital (to Average Assets):	21,643,818	7.87%	8,254,920	3.00%	13,758,200	5.00%

December 31, 2007
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$31,230,256	11.87%	$21,054,000	8.00%	$26,317,000	10.00%
Tier I Capital (to Risk Weighted Assets):	27,728,115	10.54%	10,527,000	4.00%	15,790,000	6.00%
Tier I Capital (to Average Assets):	27,728,115	11.09%	7,504,000	3.00%	12,506,000	5.00%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies.  Regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year, plus its retained net profits for the preceding two years.  Under the terms of the February 6, 2009 Consent Order, the Bank may not pay dividends unless it is in compliance with the capital program required by the Order and applicable regulatory requirements and receives the OCC’s written non-objection.

In addition, in February 2009, Bay National Corporation received notice from the Federal Reserve Bank of Richmond that it is expected to immediately terminate future dividend payments, including payments on trust preferred securities.  This order will remain in effect until Bay National Corporation receives written approval from the Reserve Bank to resume such payments.

14.           FAIR VALUE OF FINANCIAL INSTRUMENTS

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
For the years ended December 31, 2008, 2007 and 2006

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

As of December 31, 2008, the Company had no balance sheet categories that are required by generally accepted accounting principles to be recorded at fair value.

Loans held for sale and loans held in the Company’s loan portfolio are valued at cost. Any impairment of the value of these loans is reflected in the allowance for credit losses.

Real estate acquired through foreclosure (“OREO”) is valued at the time of foreclosure and transferred to OREO from loans. Generally, the value of OREO is based upon the lower of cost or net realizable value as determined by third party real estate appraisals less the cost of disposal.

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with generally accepted accounting principles.  These adjustments usually result from application of lower-of-cost-or-market accounting or write-downs of specific assets.  The following table includes the assets measured at fair value on a nonrecurring basis as of December 31, 2008 (in thousands):

	Carrying Value	Level 1	Level 2	Level 3
Impaired Loans	$16,423	$-	$16,423	$-
Real estate acquired through foreclosure	3,873	-	3,873	-
Total assets at fair value	$20,296	$-	$20,296	$-

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
For the years ended December 31, 2008, 2007 and 2006

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

The following disclosure of estimated fair values of the Company's financial instruments at December 31 are made in accordance with the requirements of SFAS No. 107 and are as follows:

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$9,286,512	$9,286,512	$7,173,671	$7,173,671
Investments available-for-sale	-	-	399,529	399,529
Other equity securities	1,239,600	1,239,600	1,715,000	1,715,000
Bank owned life insurance	5,268,529	5,268,529	5,041,662	5,041,662
Loans, net of allowances (2)	242,675,686	244,909,172	235,956,241	236,780,874

Accrued interest receivable and other assets (3)	7,093,010	7,093,010	4,092,538	4,092,538

Financial Liabilities
Deposits	$244,628,032	$245,085,887	$201,981,465	$202,210,573
Short-term borrowings	1,864,056	1,864,056	25,371,508	25,371,508
Subordinated debt	8,000,000	5,796,000	8,000,000	7,703,819
Accrued interest payable and other liabilities (3)	1,073,899	1,073,899	1,262,334	1,262,334

(1)	Temporary investments include federal funds sold and overnight investments.
(2)	Loans, net of allowances, include loans held for sale.
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
For the years ended December 31, 2008, 2007 and 2006

Investment Securities. The fair value for U.S. Treasury securities was based upon quoted market bids.

Other equity securities. The fair value of Federal Reserve Bank and FHLB of Atlanta stock is not readily determinable since these stocks are restricted as to marketability.

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

Subordinated Debt.  Carrying values were discounted using a cash flow approach based on market rates as of December 31, 2008 and does not reflect the Company’s election in January of 2009 to defer interest payments.

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
For the years ended December 31, 2008, 2007 and 2006

15.           PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Bay National Corporation (Parent Only) is as follows:

CONDENSED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS
Cash and cash equivalents	$5,843	$5,714
Due from subsidiary	162,244	3,807,670
Investment in subsidiary	23,104,949	24,331,166
Other assets	56,533	82,786

Total Assets	$23,329,569	$28,227,336

LIABILITIES
Accrued expenses and other liabilities	$59,568	$58,784
Subordinated debt	8,248,000	8,248,000

Total Liabilities	8,307,568	8,306,784

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,153,101 and 2,137,633 issued and outstanding as of December 31, 2008 and 2007, respectively:	21,531	21,376
Additional paid in capital	17,954,770	17,788,833
(Accumulated deficit) retained earnings	(2,954,300)	2,110,343

Total Stockholders' Equity	15,022,001	19,920,552

Total Liabilities and Stockholders' Equity	$23,329,569	$28,227,336

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Interest and dividends on investment securities	$129	$264	$238
Interest expense	603,039	602,096	603,567
Net interest expense	(602,910)	(601,832)	(603,329)
Non-interest expense	75,517	75,274	162,966
Loss before income taxes and equity in undistributed losses of subsidiary	(678,427)	(677,106)	(766,295)
Income tax (benefit) expense	(230,665)	(576,000)	-
Loss before equity in undistributed (losses) income of subsidiary	(447,762)	(101,106)	(766,295
Equity in undistributed (loss) income of subsidiary	(4,616,881)	1,038,475	3,196,123
Net (Loss) Income	$(5,064,643)	$937,369	$2,429,828

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows From Operating Activities
Net (Loss) Income	$(5,064,643)	$937,369	$2,429,828
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Equity in undistributed loss (income) of subsidiary	4,616,881	(1,038,475)	(3,196,123)
Stock based compensation expense	75,517	122,539	115,714
Net decrease in other assets	3,671,679	237,930	1,438,739
Net increase (decrease) in other liabilities	784	(47,250)	79,207

Net cash provided by operating activities	3,300,218	212,113	867,365

Cash Flows From Investing Activities
Investment in subsidiary	(3,390,664)	(230,000)	(950,000)
Net cash used in investing activities	(3,390,664)	(230,000)	(950,000)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	90,575	18,638	82,873
Cash dividends paid in lieu of fractional shares	-	(487)	-
Net cash provided by financing activities	90,575	18,151	82,873

Net increase in cash and cash equivalents	129	264	238
Cash and cash equivalents at beginning of year	5,714	5,450	5,212
Cash and cash equivalents at end of year	$5,843	$5,714	$5,450

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 9A.  Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of December 31, 2008.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

Item 9B.  Other Information

Hugh Mohler’s annual base compensation was voluntarily decreased from $255,000 as of January 1, 2008 to $229,500 as of September 5, 2008 and then decreased to $206,000 effective January 23, 2009. Richard Oppitz earned an annual base compensation of $157,500 until his termination effective January 7, 2009. Mark Semanie earned an annual base compensation of $180,000 until his resignation effective December 31, 2008.

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Proposal 1. Election of Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of Bay National Corporation.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of Bay National Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2008, with respect to compensation plans under which equity securities of Bay National Corporation are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued(1) (a)	Weighted-average exercise price of outstanding options and warrants(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	148,641	$6.99	219,250
Equity compensation plans not approved by security holders	-	-	-
Total	148,641	$6.99	219,250
(1)	Includes unvested restricted stock units
(2)	Excludes unvested restricted stock units

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Securityholders” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of Bay National Corporation.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Proposal 1.  Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of Bay National Corporation.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information appearing under the captions “Audit Committee Report – Audit and Non-Audit Fees” and “Audit Committee Report – Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of Bay National Corporation.

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

4.5@	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1+	Amended and Restated Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Hugh W. Mohler.
10.1.1	Terms of January 2009 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler.
10.2+	Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Richard C. Springer.
10.3	Terms of Employment Arrangement between Bay National Bank and Richard J. Oppitz
10.4	Terms of Employment Arrangement between Bay National Bank and Mark A. Semanie
10.5**	Bay National Corporation Stock Option Plan
10.6.1**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.6.2	Form of Non-Qualified Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
10.15@@	Lease Agreement dated July 19, 2006 between Bay National Bank and Riderwood Limited Partnership
10.16^	Lease Agreement dated October 3, 2007 between Bay National Corporation and Columbia 100, LLC

10.17++	Bay National Corporation 2007 Stock Incentive Plan and Forms of Agreement
10.18	Stipulation and Consent to the Issuance of a Consent Order by the Office of the Comptroller of the Currency
10.19	Consent Order issued by the Office of the Comptroller of the Currency
21.1	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

Note: Exhibits 10.1 through 10.7 and 10.17 relate to management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY NATIONAL CORPORATION

Date: March 31, 2009	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Hugh W. Mohler Hugh W. Mohler	Director and President (Principal Executive Officer)	March 31, 2009
/s/ David E. Borowy David E. Borowy	Senior Vice President and CFO (Principal Accounting and Financial Officer)	March 31, 2009
/s/ R. Michael Gill R. Michael Gill	Director	March 31, 2009
/s/ John R. Lerch John R. Lerch	Director	March 31, 2009
/s/ Donald G. McClure, Jr. Donald G. McClure, Jr.	Director	March 31, 2009
/s/ Robert L. Moore Robert L. Moore	Director	March 31, 2009
/s/ James P. O’Conor James P. O’Conor	Director	March 31, 2009
/s/ H. Victor Rieger, Jr. H. Victor Rieger, Jr.	Director	March 31, 2009
/s/ William B. Rinnier William B. Rinnier	Director	March 31, 2009
/s/ Edwin A. Rommel Edwin A. Rommel, III	Director	March 31, 2009
/s/Henry H. Stansbury Henry H. Stansbury	Director	March 31, 2009

/s/ Eugene M. Waldron, Jr. Eugene M. Waldron, Jr.	Director	March 31, 2009
/s/ Carl A. J. Wright Carl A.J. Wright	Director	March 31, 2009

EXHIBIT INDEX

No.                      Description of Exhibit

3.1*	Articles of Incorporation of Bay National Corporation
3.2%	Amended and Restated Bylaws of Bay National Corporation
4.1*	Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*	Form of Common Stock Certificate
4.3@	Indenture dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company, as Trustee.
4.4@
Amended and Restated Declaration of Trust dated as of December 12, 2005 between Wilmington Trust Company, as the Trustees of Bay National Capital Trust I, Bay National Corporation, as Sponsor, and Hugh W. Mohler, Mark A. Semanie and Warren F. Boutilier, as the Administrators.

4.5@	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1+	Amended and Restated Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Hugh W. Mohler.
10.1.1	Terms of January 2009 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler.
10.2+	Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Richard C. Springer.
10.3	Terms of Employment Arrangement between Bay National Bank and Richard J. Oppitz
10.4	Terms of Employment Arrangement between Bay National Bank and Mark A. Semanie
10.5**	Bay National Corporation Stock Option Plan
10.6.1**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.6.2	Form of Non-Qualified Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
10.15@@	Lease Agreement dated July 19, 2006 between Bay National Bank and Riderwood Limited Partnership
10.16^	Lease Agreement dated October 3, 2007 between Bay National Corporation and Columbia 100, LLC
10.17++	Bay National Corporation 2007 Stock Incentive Plan and Forms of Agreement
10.18	Stipulation and Consent to the Issuance of a Consent Order by the Office of the Comptroller of the Currency
10.19	Consent Order issued by the Office of the Comptroller of the Currency

21.1	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

Note: Exhibits 10.1 through 10.7 and 10.17 relate to management contracts or compensatory plans or arrangements.