Form 10-Q
period 2009-03-31
BAY NATIONAL CORP
filed 2009-05-15
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on  its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

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

At May 13, 2009, the issuer had 2,154,301 shares of Common Stock outstanding.

PART I   -     FINANCIAL INFORMATION

Item 1.                 Financial Statements

BAY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)

Cash and due from banks	$17,833,255	$7,263,034
Federal funds sold and other overnight investments	19,661,640	2,023,478
Investment securities available for sale (AFS) - at fair value	-	-
Other equity securities	1,191,900	1,239,600
Loans held for sale	3,138,341	1,187,954
Loans, net of unearned fees	244,882,588	247,162,767
Total Loans	248,020,929	248,350,721
Less: Allowance for credit losses	(6,217,983)	(5,675,035)
Loans, net	241,802,946	242,675,686
Other real estate owned, net	3,285,741	3,873,405
Premises and equipment, net	1,042,359	1,151,246
Investment in bank owned life insurance	5,326,639	5,268,529
Income tax receivable	3,533,530	3,276,739
Deferred tax asset	2,469,000	2,469,000
Accrued interest receivable and other assets	1,087,672	1,347,271

Total Assets	$297,234,682	$270,587,988

LIABILITIES

Non-interest-bearing deposits	$50,872,793	$49,945,354
Interest-bearing deposits	223,126,835	194,682,678
Total deposits	273,999,628	244,628,032

Short-term borrowings	49	1,864,056
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,104,658	1,073,899

Total Liabilities	283,104,335	255,565,987

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized:
9,000,000 shares authorized, 2,153,101 and 2,153,101 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively:	21,531	21,531
Additional paid in capital	17,947,247	17,954,770
Accumulated deficit	(3,838,431)	(2,954,300)

Total Stockholders' Equity	14,130,347	15,022,001

Total Liabilities and Stockholders' Equity	$297,234,682	$270,587,988

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three-month periods ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended March 31
	2009	2008

INTEREST INCOME:
Interest and fees on loans	$3,171,539	$4,308,083
Interest on federal funds sold and other overnight investments	16,662	45,391
Taxable interest and dividends on investment securities	-	11,988
Total interest income	3,188,201	4,365,462

INTEREST EXPENSE:
Interest on deposits	1,528,789	1,618,193
Interest on short-term borrowings	2,191	114,365
Interest on subordinated debt	148,497	149,991
Total interest expense	1,679,477	1,882,549

Net interest income	1,508,724	2,482,913

Provision for credit losses	1,050,450	2,467,700

Net interest income after provision for credit losses	458,274	15,213

NON-INTEREST INCOME:
Service charges on deposit accounts	88,417	56,251
Gain on sale of mortgage loans	121,788	79,644
Increase in cash surrender value of bank owned life insurance	58,110	55,957
Loss on sale of OREO Properties	(80,226)	-
Loss on disposal of equipment	(18,527)	-
Other income	12,528	16,501
Total non-interest income	182,090	208,353

NON-INTEREST EXPENSES:
Salaries and employee benefits	939,339	1,558,957
Occupancy expenses	188,097	186,711
Furniture and equipment expenses	126,863	96,402
Legal and professional fees	236,796	165,193
Data processing and other outside services	320,611	253,600
Advertising and marketing related expenses	51,289	148,876
Provision for losses on other real estate owned	40,000	61,150
Other expenses	205,697	207,851
Total non-interest expenses	2,108,692	2,678,740

(Loss) Income before income taxes	(1,468,328)	(2,455,174)
Income tax (benefit) expense	(584,197)	(969,000)
NET (LOSS) INCOME	$(884,131)	$(1,486,174)

Per Share Data:

Net (Loss) Income (basic)	$(.41)	$(.69)
Net (Loss) Income (diluted)	$(.41)	$(.69)

Weighted Average shares outstanding (basic)	2,153,101	2,139,845
Effect of Dilution – Stock options and Restricted shares	-	-
Weighted Average shares outstanding (diluted)	2,153,101	2,139,845

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2009 and 2008
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balances at January 1, 2009	$21,531	17,954,770	(2,954,300)	15,022,001

Net Stock-based compensation recovery	-	(7,523)	-	(7,523)

Net Loss	-	-	(884,131)	(884,131)

Balances at March 31, 2009	$21,531	17,947,247	(3,838,431)	14,130,347

	Common Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balances at January 1, 2008	$21,376	$17,788,833	$2,110,343	$19,920,552

Stock-based compensation expense	-	23,520	-	23,520

Issuance of Common Stock	33	22,707	-	22,740

Net Loss	-	-	(1,486,174)	(1,486,174)

Balances at March 31, 2008	$21,409	$17,835,060	$624,169	$18,480,638

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(884,131)	$(1,486,174)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	81,963	73,074
Loss on disposal of equipment	18,527	-
Accretion of investment discounts	-	(471)
Provision for credit losses	1,050,450	2,467,700
Provision for losses on other real estate owned	40,000	61,150
Loss on sale of real estate acquired through foreclosure	80,226
Stock-based (recovery) compensation	(7,523)	23,520
Increase in cash surrender of bank owned life insurance	(58,110)	(55,957)
Deferred income taxes	-	(977,000)
(Increase) decrease in income taxes receivable	(256,791)	174,704
Gain on sale of loans held for sale	(121,788)	(79,644)
Origination of loans held for sale	(17,999,139)	(27,780,911)
Proceeds from sale of loans	16,170,540	33,986,043
Net decrease (increase) in accrued interest receivable and other assets	259,599	(8,010)
Net decrease in accrued expenses and other liabilities	30,758	(174,741)
Net cash (used in) provided by operating activities	(1,595,419)	6,223,283

Cash Flows From Investing Activities:
Maturities of investment securities available for sale	-	400,000
Redemption of Federal Home Loan Bank of Atlanta Stock	47,700	557,900
Net decrease (increase) in loans	1,726,428	(11,454,977)
Proceeds from sale of real estate acquired through foreclosure	569,458
Expenditures for other real estate owned	(55,770)	(3,088)
Proceeds (expenditures) for premises and equipment	8,397	(168,934)
Net cash provided by (used in) investing activities	2,296,213	(10,669,099)

Cash Flows From Financing Activities:
Net increase in deposits	29,371,596	29,167,697
Net decrease in short-term borrowings	(1,864,007)	(17,059,049)
Net proceeds from issuance of common stock	-	22,740
Net cash provided by financing activities	27,507,589	12,131,388

Net increase in cash and cash equivalents	28,208,383	7,685,572
Cash and cash equivalents at beginning of year	9,286,512	7,173,671

Cash and cash equivalents at March 31,	$37,494,895	$14,859,243

Supplemental information:
Interest paid	$1,545,232	$1,920,193
Income taxes paid	$-	$-
Amount transferred from loans to other real estate owned	$46,250	$883,310

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008
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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The balances as of December 31, 2008 have been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation’s 2008 Annual Report on Form 10-K. There have been no significant changes to the Company’s accounting policies as disclosed in the 2008 Annual Report.

The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2009 or any other interim period.

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

Recent Accounting Pronouncements and Developments

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not own a noncontrolling interest in any subsidiary so the implementation of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 141R, “Business Combinations.”  This revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense and additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company has not entered into any business combinations, so the adoption of this new standard does not have a material impact on the Company’s consolidated financial statements.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 is intended to enhance the current disclosure framework previously required for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, result of operations and cash flows.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company does not currently utilize derivative instruments so the adoption of this new standard does not have a material impact on its consolidated financial statements.

SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  SFAS No. 163 clarifies how Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  SFAS No. 163 also requires expanded disclosure about financial guarantee insurance contracts.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company does not have any guarantee contracts, and therefore, the adoption of this new standard does not have a material impact on its consolidated financial statements.

FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP-EITF 03-6-1”).”  Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application.  The Company has not granted any share-based payment awards with non-forfeitable rights to dividends or dividend equivalents and therefore, the adoption of this new standard does not have a material impact on its consolidated financial statements.

FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  These pronouncements increase disclosure requirements for public companies and are effective for reporting periods (interim and annual) that end after December 15, 2008.  The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” are finalized by the Board.  The FSP amends Statement No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets.  It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This pronouncement is related to disclosures only and does not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any financial assets or liabilities at March 31, 2009.

     Accounting pronouncements issued but not yet effective.

In April 2009, the Financial Accounting Standards Board issued three final staff positions intended to provided addition application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  Prior to issuing the FSP, fair values for these assets and liabilities were only disclosed annually.  The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  The FSPs are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt the FSPs in the second quarter of 2009.

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

As of March 31, 2009, the Bank has been categorized as “Adequately Capitalized” by the OCC under the regulatory framework for prompt corrective action. As previously noted, on February 6, 2009, the Bank voluntarily entered into a Consent Order with the OCC.  Among other things, the Consent Order requires that by April 30, 2009 the Bank maintain certain regulatory capital ratios in excess of the minimum required under the risk-based capital adequacy guidelines adopted by our regulators.  The Bank was not in compliance with the minimum capital requirements at April 30, 2009 and our request for an extension for compliance was denied.  As a result, we are required to develop a contingency plan for the Bank.  As discussed in the Company’s proxy statement for our annual meeting of stockholders to be held on May 26, 2009, we are planning to issue a significant number of shares of the Company’s common stock in a private placement to accredited investors that are likely to result in a change in control of the Company.  We believe that such issuance will satisfy the contingency plan requirement.

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

As of March 31, 2009, the Company had no balance sheet categories that are required by generally accepted accounting principles to be recorded at fair value.

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

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with generally accepted accounting principles.  These adjustments usually result from application of lower-of-cost-or-market accounting or write-downs of specific assets.  The following table includes the assets measured at fair value on a nonrecurring basis as of March 31, 2009 (in thousands):

	Carrying Value	Level 1	Level 2	Level 3
Impaired Loans	$24,927	$-	$24,927	$-
Real estate acquired through foreclosure	3,286	-	3,286	-
Total assets at fair value	$28,213	$-	$28,213	$-

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

5.      EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options. The Company’s common stock options totaling 135,441 were not considered in the computation of diluted earnings per share for the three months ended March 31, 2009 or March 31, 2008 because the results would have been anti-dilutive in both periods.

6.    STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, and has included the stock-based employee compensation cost in its income statements for the three-month periods ended March 31, 2009 and 2008.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ended March 31
	2009	2008

Amounts (recovered) expensed against income, before tax benefit	$(7,523)	$23,520

Amount of related income tax (expense) benefit recognized in income	$(2,558)	$8,123

The recovery related to forfeitures of restricted stock units.  An estimated forfeiture rate was not considered in the fair value calculation at time of grant.

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

As of March 31, 2009, twelve Awards had been granted under the Incentive Plan.  Five of these Awards included an unrestricted stock grant of 550 shares to five employees in August 2007 based on their 2006 performance.  The Awards vested immediately upon issuance and the closing stock price on the grant date was $15.46.  The remaining seven Awards represent restricted stock awards and are discussed in more detail below in the section entitled “Restricted Stock Units.”

The following is a summary of changes in outstanding options for the three-month periods ended March 31, 2009 and 2008:
	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2008	138,741	$6.99
Granted	-	-
Cancelled	-	-
Exercised	(3,300)	$6.89
Balance, March 31, 2008	135,441	$6.99

Balance, January 1, 2009	135,441	$6.99
Granted	-	-
Cancelled	-	-
Exercised	-
Balance, March 31, 2009	135,441	$6.99

Weighted average fair value of options granted during 2002	$2.77

The following table summarizes information about options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	116,945	1	$6.89	116,945	$6.89
$7.61	18,496	1	$7.61	18,496	$7.61
	135,441		$6.99	135,441	$6.99

Based upon a closing stock price of $1.37 per share as of March 31, 2009, there was no aggregate intrinsic value in options outstanding and exercisable.

Restricted Stock Units

The following table summarizes the changes in outstanding shares under restricted stock grants for the three-month periods ended March 31, 2009 and 2008.

	Number of Shares	Weighted Value at Issuance Date
Unvested grants at January 1, 2009	13,200	$13.24
Granted		-
Vested	600	10.25
Cancelled	9,600	14.38
Unvested grants at March 31, 2009	3,000	$10.17

Unvested grants at January 1, 2008	24,000	$15.91
Granted	7,500	10.25
Vested	-	-
Cancelled	-	-
Unvested grants at March 31, 2008	31,500	$14.56

The Company recovered $7,523 of compensation associated with the forfeiture of restricted stock units for the three-month period ending March 31, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of March 31, 2009 and December 31, 2008 and for the three-month periods ended March 31, 2009 and 2008.

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

The Company experienced a significant operating loss during the quarter ended March 31, 2009 resulting from difficulties in its portfolio of investor-owned residential real estate loans, deteriorating economic conditions and industry-wide problems in residential real estate lending.   As such, management continues to emphasize prudent asset/liability management and it has significantly tightened its underwriting standards for residential real estate loans. Key measurements for the three-month period ended March 31, 2009 include the following:

•	Total assets at March 31, 2009 increased to $297.2 million from $270.6 million as of December 31, 2008.

•	Total loans outstanding decreased from $248.4 million as of December 31, 2008 to $248.0 million as of March 31, 2009.

•
There was approximately $12.4 million in non-accrual loans as of March 31, 2009.  In addition, the Company foreclosed on one residential real estate property related to investor-owned residential real estate during the quarter. This property was placed into other real estate owned at estimated net realizable value of approximately $46 thousand.  As of March 31, 2009, eleven properties remained with a net realizable value of $3.3 million.  Also, the Company had troubled debt restructures totaling $3.4 million and no outstanding loans 90 days or more past due and still accruing.   The Company continues to maintain appropriate reserves for credit losses.

•
Four properties held in real estate acquired through foreclosure were sold during the three months ending March 31, 2009.  Net losses were realized on three of the four properties sold.  In aggregate, losses on the three properties totaled $82 thousand while a gain of $2 thousand was realized on the fourth property.

•	Deposits at March 31, 2009 increased to $274.0 million from $244.6 million as of December 31, 2008.

•
The net loss for the period ended March 31, 2009 was $884 thousand compared to net loss of $1.5 million for the same period in 2008. Included in the results of the period ending March 31, 2009 was an income tax benefit of $584 thousand compared to $969 thousand for the same period in 2008.

•
Net interest income, the Company’s main source of income, was $1.5 million during the three-month period ended March 31, 2009, compared to $2.5 million for the same period in 2008.  Interest income declined by $1.2 million from $4.4 million in the first quarter of 2008 to $3.2 million in the first quarter of 2009 while interest expense declined only $200 thousand from $1.9 million to $1.7 million for the same periods.

•
Net charge-offs of loans totaled $507 thousand for the period ending March 31, 2009 and were divided among commercial, one to four family residential construction loans and one-to-four family residential mortgages. Net charge-offs were $768 thousand for the period ending March 31, 2008.

•
Non-interest income decreased by $26 thousand or 12.6%, for the three-month period ended March 31, 2009, as compared to the same period in 2008 due principally to the losses realized on the sales of other real estate owned and on the disposal of fixed assets.

•
Non-interest expenses decreased by $570 thousand or 21.3%, for the three-month period ended March 31, 2009, as compared to the same period in 2008 due largely to cost savings from several staff reductions since the first quarter of 2008.

•	The Company’s common stock closed at $1.37 on March 31, 2009, which represented an 84% decline from its closing price of $8.55 on March 31, 2008.

•	During the first quarter of 2009, the Company closed its Columbia office and is presently negotiating with a prospective tenant for a sublease of this office.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

In addition, as previously reported, on February 6, 2009, the Bank voluntarily entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”), its primary banking regulator ( the “Consent Order”), that requires the Bank to take certain actions.

On February 27, 2009, the FDIC announced a proposed rule outlining its plan to implement an emergency special assessment of 20 basis points on all insured depository institutions in order to restore the Deposit Insurance Fund to an acceptable level.  The assessment, which would be payable on September 30, 2009, would be in addition to a planned increase in premiums and a change in the way regular premiums are assessed which the FDIC also approved on February 27, 2009.  The special assessment may be reduced to 10 basis points if Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion.  In addition, the proposed rule provides that, after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the FDIC believes would adversely affect public confidence or to a level which is close to or less than zero at the end of a calendar quarter, then an additional emergency special assessment of up to 10 basis points may be imposed on all insured depository institutions.

As presently drafted the proposed rule, if approved, would  significantly increase the Company's FDIC assessment and have a material effect on the Company’s Consolidated Statement of Operations for the period in which the assessment is imposed.

Results of Operations

General

The Company recorded a net loss of $884 thousand for the three-month period ended March 31, 2009. This compares to net loss of $1.5 million for the same period in 2008. This is an improvement of $602 thousand, or 41% for the three-month period. The improvement in year-over-year results is due primarily to a $1.4 million lower provision for credit losses and reduction of $620 thousand in salary expense which were largely offset by $1.0 million reduction in net interest income and $385 thousand less in income tax benefit when comparing the first three months of 2009 to the first three months of 2008.

The Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officers. For the three-month periods ended March 31, 2009 and 2008, net gains on the sale of mortgage loans totaled $122 thousand and $80 thousand, respectively. Gains on the sale of mortgage loans have increased for the three-month period ended March 31, 2009 as compared to the same period in 2008 due to a general increase in home purchase and refinance activity in the Company’s markets.

In 2004, the Company began purchasing 100% participations in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. The participations were for loans for which a secondary market investor had committed to purchase. The participations were typically held for a period of three to four weeks before being sold to the secondary market investor.  The Bank terminated the program in August 2008 due to deterioration in the national mortgage markets and, as of March 31, 2009, the Company had no such loans outstanding under this program, which were classified as held for sale.  The Company earned $48 thousand from this program for the same period in 2008.

Management expects the remainder of 2009 to continue to be challenging for earnings and asset growth as a result of the weakened economy.   Future results will be subject to the volatility of the provision for credit losses, which is related to loan quality, loan growth, and the fluctuation of mortgage loan production, all of which is sensitive to economic and interest rate instability and other competitive pressures that arise in a worsening economy.

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

As previously stated, net interest income was $1.5 million for the three-month period ended March 31, 2009 as compared to $2.5 million for the same period in 2008. This represents a decrease of 39% for the three-month period ended March 31, 2009, as compared to the same period in 2008.

Interest income from loans and investments for the three-month period ended March 31, 2009 was $3.2 million, compared to $4.4 million for the period ended March 31, 2008.  The 27% decrease for the 2009 period over the same period in 2008 was primarily attributed to lost interest from $12.4 million of non-accrual loans and the decline in residential construction loan originations.   In addition, the average target federal funds rate decreased from 3.24% for the first quarter of 2008 to a range of 0 to .25% for the first quarter of 2009.  As a result, due to  the substantial number of variable rate loans in our portfolio, which re-price based on the federal funds rate, the yields on interest earning assets decreased from 6.97% for the three months ended March 31, 2008 to 4.96% for the three months ended March 31, 2009.

The percentage of average interest-earning assets represented by loans was 96.8% and 94.8% for the three-month periods ended March 31, 2009 and 2008, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the three-month period ended March 31, 2009, the average yield on the loan portfolio decreased to 5.10% from 7.26% for the three-month period ended March 31, 2008, primarily as a result of the decrease in the federal funds rate and the high percentage of variable-rate loans in our loan portfolio noted above.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was .80% for the three-month period ended March 31, 2009 as compared to 1.75% for the same period in 2008. This decline in the average yield was a direct result of a decrease in federal funds rate for the 2009 period.  The percentage of average interest-earning assets represented by investments was 3.2% and 5.2% for the three-month periods ended March 31, 2009 and 2008, respectively.

Interest expense from deposits and borrowings for the three-month period ended March 31, 2009 was $1.7 million compared to $1.9 million for the same period in 2008. The 11% decrease for the 2009 period is the result of the previously discussed reduction in the target federal funds rate offset by an increase in the percentage of deposits held in the form of Certificates of Deposit (“CDs”). CDs are the Bank’s most expensive form of deposits. As of March 31, 2009, CDs comprised 75.1% of average interest-bearing liabilities compared to 52.2% of average interest-bearing liabilities as of March 31, 2008. Average rates paid on all interest-bearing liabilities decreased from 3.73% for the three-month period ended March 31, 2008 to 3.10% for the three-month period ended March 31, 2009.

As a result of the factors discussed above, net interest margins decreased to 2.35% for the three-month period ended March 31, 2009 from 3.96% for the same period in 2008. Although management has been able to implement deposit rate decreases, the yield on loans and investments decreased at a higher rate than the cost of funds. Management has observed ongoing pressure to offer lower rates on loans as the market for loans has become more competitive while demand remains low.  In addition, the market is very competitive for deposits, which has limited management’s ability to maintain margins through reductions in the interest rates on deposit accounts.

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

Three Months Ended March 31, 2009
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$252,313,117	$3,171,539	5.10%
Investment securities	1,253,933	-	-
Federal funds sold and other overnight investments	7,194,274	16,662.94
Total earning assets	260,761,324	3,188,201	4.96%
Less: Allowance for credit losses	(5,420,516)
Cash and due from banks	12,788,727
Other real estate owned	3,722,432
Premises and equipment, net	1,116,696
Investment in bank owned life insurance	5,289,963
Accrued interest receivable and other assets	6,618,763
Total assets	$284,877,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$43,634,243	34,137.32%
Regular savings deposits	1,183,684	-	.00
Time deposits	164,998,641	1,494,652	3.67
Short-term borrowings	1,880,675	2,191.47
Subordinated debt	8,000,000	148,497	7.53
Total interest-bearing liabilities	219,697,243	1,679,477	3.10%
Net interest income and spread		$1,508,724	1.86%
Non-interest-bearing demand deposits	49,363,701
Accrued expenses and other liabilities	986,814
Stockholders’ equity	14,829,631
Total liabilities and stockholders’ equity	$284,877,389

Interest and fee income/earning assets	4.96%
Interest expense/earning assets	2.61
Net interest margin	2.35%

Return on Average Assets (Annualized)	(1.24)%
Return on Average Equity (Annualized)	(23.84)%
Average Equity to Average Assets	5.21%

Three Months Ended March 31, 2008
	Average Balance	Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$238,645,097	$4,308,083	7.26%
Investment securities	1,423,112	11,988	3.39
Federal funds sold and other overnight investments	11,779,081	45,391	1.55
Total earning assets	251,847,290	4,365,462	6.97%
Less: Allowance for credit losses	(5,015,269)
Cash and due from banks	728,732
Other real estate owned	959,659
Premises and equipment, net	1,230,823
Investment in bank owned life insurance	5,060,880
Accrued interest receivable and other assets	3,529,583
Total assets	$258,341,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$72,426,639	441,993	2.45%
Regular savings deposits	1,905,918	2,220.47
Time deposits	105,959,645	1,173,980	4.46
Short-term borrowings	14,539,853	114,365	3.16
Subordinated debt	8,000,000	149,991	7.54
Total interest-bearing liabilities	202,832,055	1,882,549	3.73%
Net interest income and spread		$2,482,913	3.24%
Non-interest-bearing demand deposits	34,527,128
Accrued expenses and other liabilities	916,788
Stockholders’ equity	20,065,727
Total liabilities and stockholders’ equity	$258,341,698

Interest and fee income/earning assets	6.97%
Interest expense/earning assets	3.01
Net interest margin	3.96%

Return on Average Assets (Annualized)	(2.31)%
Return on Average Equity (Annualized)	(29.79)%
Average Equity to Average Assets	7.77%

Provision for Credit Losses

There provision for credit losses was $1.1 million for the three-month period ended March 31, 2009 compared to $2.5 million for the comparable period in 2008. The amount of the provision for credit losses is reflective of the ongoing economic difficulties that many businesses and households are experiencing.  The economy continues to suffer the effects of further declines in the values of real estate, which represents a substantial portion of the collateral for non-performing loans.   The provision in the 2009 period was lower than the provision taken in the 2008 period, however, due to the fact that we began accounting for the effects of current economic conditions in our loan loss provision during 2008 and therefore some of the risks related to the economy are already reflected in the allowance for credit losses.

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, income on bank owned life insurance and cash management fees. For the three-month period ended March 31, 2009, the Company realized non-interest income of $182 thousand as compared to $208 thousand for the same period in 2008. Gains on the sale of mortgage loans of $122 thousand comprised 66.9% of the total for the three-month period ended March 31, 2009. This compares to gains on the sale of mortgage loans of $80 thousand or 38.2%, of total non-interest income for the three-month period ended March 31, 2008. The level of gains on the sale of mortgage loans increased for the three-month period ended March 31, 2009 due to a general increase in home refinance activity in the Company’s markets.

Service charges on deposit accounts totaled $88 thousand for the three-month period ended March 31, 2009 as compared to $56 thousand for the same period in 2008. The increase of 57.2% is attributable to an increase in overdraft fees charged on transaction accounts as well as an increase in analysis fees charged on business checking accounts. Although overdraft fees increased, the Company continues to maintain a very low level of average overdrafts. Analysis fees have increased as a result of the previously discussed Federal Reserve actions, which reduced the rates used to calculate credits available to customers to offset any analysis fees they incurred.

Other income reflected a loss of $6 thousand for the three-month period ended March 31, 2009, as compared to income of $17 thousand for the same period in 2008. The decrease of 135.3% is attributable to the Company’s $19 thousand in losses on the sales of fixed assets associated with the closing of its loan production office in Columbia, Maryland and the relocation of its former mortgage loan origination office from Towson, Maryland to the Company’s headquarters building in Lutherville, Maryland.

The Company will continue to seek ways to expand its sources of non-interest income. In the future, the Company may enter into fee arrangements with strategic partners that offer investment advisory, risk management and employee benefit services.   Bay National Bank has not entered into any such fee arrangements, although the Bank does offer such services to customers through referral relationships for which it is not compensated. . No assurance can be given that any such fee arrangements will be obtained or maintained.

Non-Interest Expense

Non-interest expense for the three-month period ended March 31, 2009 totaled $2.1 million. This compares to non-interest expense for the comparable period in 2008 of $2.7 million. The decrease of $570 thousand, or 21.3%, is primarily attributable to a decrease in salary and employee benefits as a result of a reduction in personnel subsequent to March 31, 2008.  Salaries and benefits expense decreased to $939 thousand for the three-month period ended March 31, 2009 from $1.6 million for the same period of 2008.  The decreases in salaries and benefits of $619 thousand for the 2009 period related to three separate reductions in personnel since March 31, 2008, including the closing of the loan production office in Columbia, Maryland during the first quarter of 2009.

Occupancy expenses for the first three months of 2009 remained essentially flat with the year ago period.  Subsequent to March 31, 2009, the Company was successful in negotiating for the sub-lease of its former Towson, Maryland mortgage origination office and for space that became available in the Company’s Lutherville, Maryland headquarters building as a result of the reductions in personnel during 2008 and the first quarter of 2009.  The Company is currently in negotiations with a prospective sub-tenant for the space in the former loan production office in Columbia, Maryland.  Therefore, we expect occupancy expenses to decrease during the remainder of 2009.

Furniture and equipment expense increased by $30 thousand or 32% for the three months ended March 31, 2009 as compared to the same period in 2008.  The increase is primarily due to personal property taxes paid on a higher number of foreclosed properties owned in the first quarter of 2009 compared to the first quarter of 2008.

Legal and professional fees increased $72 thousand, or 43%, for the three months ended March 31, 2009 as compared to the same period in 2008. The increase was related to legal fees and other costs incurred to help manage and workout loans in the Company’s residential real estate portfolio and to assist with meeting the requirements of the OCC Consent Order.

Data processing and other outside services expense increased $67 thousand, or 26.4%, for the three months ended March 31, 2009 as compared to the same period in 2008.  Most of the increase is due to the cost of outside professional services firms providing additional personnel to assist the Company with streamlining process flows, bridging gaps in the workforce caused by the departure of several employees and with preparing materials required by the OCC Consent Order.

Advertising and marketing-related expenses decreased $98 thousand, or 65.5%, for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease is a result of the combination of increased expenditures incurred in 2008 as the Company expanded the business development staff and the opening of the office in Columbia, Maryland and an effort to reduce overall costs for 2009.  With a focus on minimizing costs, the Company deemed advertising a discretionary expenditure and has curtailed such expenditures beginning in January 2009.

There was a decrease of $21 thousand, or 35%, in the provision for losses on other real estate owned for the three-month period ended March 31, 2009 compared to the same period in 2008. The decrease is due to the fact management began accounting for the effects of the current economic conditions in the Company’s other real estate owned during 2008 and therefore, some of the risks related to the economy were already reflected in the values of other real estate owned.

Other expense decreased $2 thousand or 1% for the three months ended March 31, 2009 as compared to the same period in 2008.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income, before provision for credit losses, and non-interest income. The Company’s efficiency ratio was 124.7% for the three-month period ended March 31, 2009. This compares to 99.5% for the same period in 2008. The increase in the efficiency ratio from the prior year is primarily a result of the previously discussed decline in interest revenue.

Income Taxes

For the three-month period ended March 31, 2009, the Company recorded an income tax benefit of $584 thousand compared a benefit of $969 thousand recorded for the same period in 2008.  The change is a direct result of the smaller pre-tax loss recognized for the first three months of  2009 when compared to the first three months of 2008.

Financial Condition

Composition of the Balance Sheet

As of March 31, 2009, total assets were $297.2 million. This represents an increase of $26.6 million, or 9.9%, since December 31, 2008. The change in total assets includes increases of $17.6 million in Federal funds sold and other overnight investments, $10.6 million in cash and due from banks, $257 thousand in income tax receivable and $58 thousand in bank owned life insurance.  These increases were partially offset by decreases of $873 thousand in loans net of the allowance for credit losses, $588 thousand in other real estate owned, net and $260 thousand in other non-earning assets.

As of March 31, 2009, loans, excluding loans held for sale, totaled $244.9 million. This represents a decrease of $2.3 million, or .92%, from a balance of $247.2 million as of December 31, 2008.

The composition of the loan portfolio as of March 31, 2009 was approximately $120.4 million of commercial loans, $4.6 million of consumer loans, and $119.9 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2008 was approximately $125.3 million of commercial loans, $3.8 million of consumer loans, and $118.1 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $3.1 million and $1.2 million as of March 31, 2009 and December 31, 2008, respectively. The decrease in the loan portfolio is due to management’s efforts to limit loan growth in order to increase capital levels, liquidity and the Bank’s capital ratios.

The Company has experienced ongoing weakness in its portfolio of investor residential construction and reconstruction loans. The total portfolio as of March 31, 2009 was approximately $30.6 million of which $8.9 million was classified as non-accrual and an additional $2.9 million was 30 days or more past due. Management is proactively and aggressively addressing the problems in this portfolio by reviewing the specific credits more frequently, consulting with legal counsel when necessary, working with borrowers for potential restructure or working with potential investors to facilitate the sale of the property. In addition, the Company has significantly tightened underwriting standards for these types of loans and is currently originating very little of this business.  Resolving these issues will take time as the residential real estate market works through its downturn and housing inventories return to normal levels; therefore, there can be no assurance that management’s actions will result in decreases in the rate of non-accrual and past due loans.

During the three-month period ending March 31, 2009, the Company foreclosed on one piece of residential real estate related to investor-owned residential real estate. This property was placed into other real estate owned at estimated net realizable value of approximately $46 thousand. The difference between the related loan balances and the net realizable value, $181 thousand, was charged off to the allowance for credit losses during the period. This foreclosure combined with additional property sales, capitalized expenditures, and allowance adjustments resulted in a net decrease in other real estate owned of $588 thousand between the December 31, 2008 net carrying value of $3.9 million and the March 31, 2009 net carrying value of $3.3 million.

At March 31, 2009, the Company had cash and due from banks of $17.8 million as compared to $7.3 million as of December 31, 2008. This increase is a result of management’s increased focus on liquidity during the quarter.  See the Liquidity section later in this Management’s Discussion and Analysis for further information.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, Federal Reserve Bank stock, Federal Home Loan Bank stock and bank owned life insurance. Excluding cash and due from banks, these investments totaled approximately $26.2 million as of March 31, 2009 compared to approximately $8.5 million as of December 31, 2008. The increase is also a result of management’s increased focus on liquidity during the quarter.

 In March 2009, the Board of Directors approved a new investment policy and authorized management of the Company to invest in a more traditional securities portfolio in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The cash balances at March 31, 2009 represent funds potentially available for purchase of longer term, higher yielding investment securities. No investments were acquired under the new policy prior to March 31, 2009.

Deposits at March 31, 2009 were $274.0 million of which approximately $8.0 million, or 2.9%, was related to one customer. Deposits at December 31, 2008 were $244.6 million of which deposits for the same customer stood at approximately $5.3 million, or 2.2%, of total deposits. The deposits for this customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.  The increase in total deposits from December 31, 2008 was primarily related to efforts to gather reasonably priced national market CDs to fund current and anticipated maturities of brokered certificates of deposit. National market certificates of deposit are discussed in more detail below.

In 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company places funds through CDARS on behalf of a customer, it was eligible to receive matching deposits through the network. The Company also had the ability to raise deposits directly through the network.  These deposits received through the CDARS program are considered “Brokered Deposits” for bank regulatory purposes. As of March 31, 2009 and December 31, 2008, the Company had approximately $1.2 million and $3.1, respectively of CDARS deposits all of which was placed on behalf of customers.  As a result of falling below the “well-capitalized” status for regulatory reporting purposes, the Company may still place customer deposits with CDARS but it is no longer permitted to accept brokered deposits including the match portion through the CDARS program.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposit. As of March 31, 2009, the Company had total outstanding certificates of deposit of $177.7 million of which approximately $132.9 million were obtained through the listing of certificate of deposit rates on two internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit) and $1.1 million were originally acquired through Promontory Financial Network’s CDARS program.  The national market certificates of deposit were issued with an average yield of 3.25% and an average term of 8.8 months. Included in the $132.9 million are national market certificates of deposit totaling approximately $50.4 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 3.98% and an average term of 7.0 months.  As of December 31, 2008, the total certificates of deposit obtained through the listing of certificate of deposit rates on the internet-based listing services were approximately $94.9 million. Included in the $94.9 million were national market certificates of deposit totaling $80.5 million that had been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as all deposits other than brokered deposits and national market certificates of deposit, CDARS deposits and $5.0 million of the $8.0 million of deposits from the large customer described above, stood at $136.1 million as of March 31, 2009.  Core deposits declined by $11.3 million or 7.7%, from the total as of December 31, 2008 of $147.4 million.  Overall, the Company did not aggressively compete for new local deposits during 2009, which is the primary reason for the decrease in core deposits from 2008.  Core deposits are closely monitored by management because such deposits are considered not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Borrowed funds as of December 31, 2008, consisted of $1.9 million borrowed under Federal Funds lines of credit. These borrowings are unsecured and subordinated to all deposits.  As of March 31, 2009 there were no borrowed funds.

Subordinated debt consists of $8 million of fixed interest rate trust preferred securities issued through a Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Company formed the Trust on December 12, 2005, and the Trust issued $8 million of trust preferred securities to investors at a fixed interest rate of 7.20%. The trust preferred securities bear a maturity date of February 23, 2036, but may be redeemed at the Company’s option on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, and require quarterly distributions by the trust to the holder of the trust preferred securities. The securities are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated securities. The trust preferred securities qualify as Tier 1 capital at the holding company level, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.  On January 6, 2009, the Company provided notice under the Indenture of its election to defer the interest payment due on February 23, 2009.  On May 1, 2009, the Company provided notice under the Indenture of its election to continue the extension of its previous deferral and of its election to defer the interest payment due on May 23, 2009.  As a result of the Company’s restriction on paying dividends pursuant to the Consent Order and the written agreement between the Parent and the Federal Reserve Bank of Richmond entered into on April 28, 2009 (the “Reserve Bank Agreement”), which events we have previously reported, we anticipate that we will continue to defer such interest payments for the immediate future, in any case as long as the Consent Order and Reserve Bank Agreement are in effect.

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

Determining an appropriate level of allowance for credit losses involves a high degree of judgment.  The Company’s allowance for credit losses provides for probable losses based on evaluations of inherent risks in the loan portfolio.  The allowance for credit losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio as of the date of the financial statements.  The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for credit losses that reflect management’s careful evaluation of credit risk considering all available information.  Management uses historical quantitative information to assess the adequacy of the allowance for credit losses as well as qualitative information about the prevailing economic and business environment, among other things. In developing this assessment, management must rely on estimates and exercise judgment in assigning credit risk.  Depending on changing circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or decrease in the allowance for credit losses.  The Company’s allowance consists of formula-based components for business and consumer loans, an allowance for impaired loans and an unallocated component.  In the first quarter of 2009, management refined the methodologies for the formula-based components to align more appropriately the allowance methodology with the current framework for analyzing credit losses.  Formula-based allowance calculations for business and consumer components permit the Company to address specifically the current trends and events affecting the credit risk in the loan portfolio.

A test of the adequacy of the allowance for credit losses is performed and reported to the Board of Directors on at least a quarterly basis.  Management uses the information available to make a determination with respect to the allowance for credit losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers, or generally in the economy, and new information that becomes available.  However, there are no assurances that the allowance for credit losses will be sufficient to absorb losses on nonperforming assets or that the allowance will be sufficient to cover losses on nonperforming assets in the future.

The allowance for credit losses as of March 31, 2009 and December 31, 2008 was $6.2 million and $5.7 million, respectively. These amounts equated to 2.51% and 2.29% of outstanding loans, including loans held for sale, as of March 31, 2009 and December 31, 2008, respectively. Excluding loans held for sale, the allowance for credit losses equated to 2.54% and 2.30% of outstanding loans as of March 31, 2009 and December 31, 2008, respectively. The increased percentage was attributable to an additional provision for credit losses of $1.1 million recorded in the first quarter of 2009 primarily due to the increased economic difficulties that many businesses and households are experiencing.  The economy continues to suffer the effects of further declines in the value of real estate, which represents a substantial portion of the collateral for non-performing loans. Management is working vigorously to sell properties, increase collateral for non-performing loans, move collateral into real estate owned, and taking appropriate charge-offs to reflect the gap between collateral values and loan balances.

Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of March 31, 2009, the Company had non-accrual loans totaling $12.4 million, the largest portion of which ($8.3 million) were included in the investor residential real estate construction and reconstruction loan portfolio. This is a direct result of the slowdown in the real estate market, which has resulted in an increase in loan extensions and delinquencies due to the inability of borrowers to refinance or sell properties as quickly as anticipated.  Total nonperforming loans represented 5% of total outstanding loans, including loans held for sale, as of March 31, 2009.  $10.9 million of these loans are at least partially collateralized by real estate. As of December 31, 2008, the Company had a total of $13.5 million of non-accrual loans representing 5.4% of total outstanding loans with $11.5 million at least partially collateralized by real estate.  Management will continue to closely monitor these loans and the overall level of delinquencies; however, management believes that the allowance for credit losses is adequate for these loans.  Any losses on these loans will be charged off as soon as the amount of loss is determinable.

The Company recorded $507 thousand of net charge-offs during the three-month period ended March 31, 2009 compared to $768 thousand during the three-month period ended March 31, 2008.

Liquidity

The Company’s overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the liquidity position daily.

The Company’s primary sources of funds are deposits, FHLB credit facilities, scheduled amortization and prepayment of loans, funds provided by operations and capital. The Company also has access to national markets for certificates of deposit.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

The Company's most liquid assets are cash and assets that can be readily converted into cash, including federal funds sold and other overnight investments. As of March 31, 2009, the Company had $17.8 million in cash and due from banks, $19.7 million in federal funds sold and other overnight investments and $3.1 million in loans expected to be sold within 60 days. As of December 31, 2008, the Company had $7.3 million in cash and due from banks, $2.0 million in federal funds sold and other overnight investments and $1.2 million in loans expected to be sold within 60 days.

The Company had approximately $21.5 million of borrowing capacity with the FHLB of Atlanta as of December 31, 2008.  This facility was rescinded on February 13, 2009.  The Company took steps to restore this line of credit and it was restored to $6.5 million on March 27, 2009. Subsequently, on April 9, 2009 the available line capacity was reduced to $5.0 million.  On May 14, 2009, the Company received notification that due to the weak operating results of the Bank for the first quarter of 2009, the line has again been rescinded.  The Company will continue to take appropriate steps to identify and arrange for lines of credit from other sources.

The increase in the overall level of liquid assets, other than loans expected to be sold within 60 days, is the result of management’s decision to increase liquidity and, when appropriate, to allow non-core time deposits to mature.

As an additional source of liquidity, management has also identified specific loans to sell and has contacted several correspondent banks as potential purchasers of such loans.  Some of those correspondents have expressed an interest and have begun preliminary reviews of documentation provided by the Company.  Since undertaking transactions of this nature could have an adverse impact on the profitability of the Company (i.e., loss in interest income on the participated loans) the sale of these assets are being considered only as a contingent source of liquidity.

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

Interest Rate Sensitivity

The primary objective of asset/liability management is to ensure the steady growth of the Company’s primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To minimize the risk associated with these rate swings, management generally works to structure the Company’s balance sheet so that the ability exists to adjust pricing on interest-earning assets and interest-bearing liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

The measurement of the Company’s interest rate sensitivity, or “gap,” is one of the principal techniques used in asset/liability management. The gap is the dollar difference between assets and liabilities subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 2009, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$19,691,640	7.33%	$19,691,640	$-	$-	$-
Loans held for sale	3,138,341	1.17	3,138,341	-	-	-
Loans – Variable rate	133,207,193	49.56	133,207,193	-	-	-
Loans – Fixed rate	111,572,427	41.51	18,343,561	8,385,265	70,947,827	13,895,774
Other earning assets	1,191,900	.44	-	-	-	1,191,900
Total interest-earning assets	$268,801,501	100.00%	174,380,735	$8,385,265	70,947,847	15,087,674

Interest-bearing liabilities
Deposits – Variable rate	$45,555,418	19.71%	$45,555,418	$-	$-	$-
Deposits – Fixed rate	177,571,417	76.83	19,956,131	126,432,929	31,182,357	-
Subordinated debt and short term borrowings	8,000,048	3.46	48	-	-	8,000,000
Total interest-bearing liabilities	$231,126,883	100.00%	$65,511,597	$126,432,929	$31,182,,356	$8,000,000

Periodic repricing differences
Periodic gap			$108,869,138	$(118,047,664)	$39,765,470	$7,087,674
Cumulative gap			$108,869,138	$(9,178,526)	$30,586,944	$37,674,618

Ratio of rate sensitive assets to rate sensitive liabilities			266.18%	6.63%	227.53%	188.60%

The Company has 58.1% of its interest-earning assets and 19.7% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $37.7 million. The majority of this gap is concentrated in items maturing or repricing within 0 to 3 months. This gap is generally reflective of the Company’s effort, over the past 15 months, to maintain flexibility in the balance sheet in a declining interest rate environment. As rates have continued to drop over the past 15 months, the Company has elected not to extend the term on time deposits in an effort to minimize interest costs for the short-term while rates are still declining.  This analysis indicates that the Company will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments primarily include commitments to extend credit, standby letters of credit and purchase commitments.  The Company uses these financial instruments to meet the financing needs of its customers.  Financial instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying financial statements.

Outstanding loan commitments and lines and letters of credit at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Loan commitments	$9,090,186	$14,981,584
Unused lines of credit	74,486,128	84,495,398
Letters of credit	4,101,160	2,924,671

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  The Company generally requires collateral to support off-balance sheet instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management's credit evaluation of the counter party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Each customer's credit-worthiness is evaluated on a case-by-case basis.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Capital Resources

The Company had stockholders’ equity at March 31, 2009 of $14.1 million as compared to $15.0 million at December 31, 2008. The decrease in capital is a result of the operating loss incurred for the three months ended March 31, 2009.

Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution’s assets.  Banks and bank holding companies are required to maintain capital levels based on their “risk adjusted” assets so that categories of assets with higher “defined” credit risks will require more capital support than assets with lower risks. The Bank is currently considered “adequately capitalized” under these capital guidelines.  However, pursuant to the Consent Order the Bank was required to reach and then maintain certain regulatory capital ratios in excess of the minimum required under the risk-based capital adequacy guidelines by April 30, 2009. The Bank has not met these regulatory capital requirements under the Consent Order.

 In addition, the Reserve Bank Agreement prohibits the Parent from paying dividends on any of its securities, and the Consent Order prohibits the Bank from paying dividends to the Parent (which is the Parent’s main source of funds to pay dividends on its securities), without the consent of our regulators.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008
Total deposits	$273,999,628	$244,628,032
National market certificates of deposit (includes CDARS deposits)	(132,854,634)	(94,920,000)
Variable balance accounts (1 customer at March 31, 2008 and December 31, 2008)	(8,048,219)	(5,312,000)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$136,096,775	$147,396,032

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

The Company accounts for income taxes under the asset/liability method.  Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date.  A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.  The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control.  It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of March 31, 2009.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding the Company’s expectations with respect to resolving issues in its loan portfolio, market expansion, earnings, asset and loan growth, investment strategies, future sources of income, decreased occupancy expenses, losses from off-balance sheet transactions, liquidity including anticipated sources of liquidity, the allowance for credit losses, interest rate sensitivity, dividend payments, future market conditions, the funding of loan commitments and letters of credit and financial and other goals, as well as statements with respect to the future status of our loan portfolio are forward-looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-Q; the Company’s dependence on key personnel; risks related to the Bank’s choice of loan portfolio; continuing declines in the real estate market in the Company’s markets and in the economy generally; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-K for the year ended December 31, 2008. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 1A.     Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.         Defaults Upon Senior Securities.

Not applicable.

Item 4.         Submission of Matters to a Vote of Securities Holders.

None

Item 5.         Other Information.

As previously noted, on February 6, 2009, the Bank voluntarily entered into the Consent Order.  Among other things, the Consent Order requires that by April 30, 2009 the Bank maintain certain regulatory capital ratios in excess of the minimum required under the risk-based capital adequacy guidelines adopted by our regulators.  The Bank was not in compliance with the minimum capital requirements at April 30, 2009 and our request for an extension for compliance was denied.  As a result, we are required to develop a contingency plan for the Bank.  As discussed in the Company’s proxy statement for our annual meeting of stockholders to be held on May 26, 2009, we are planning to issue a significant number of shares of the Company’s common stock in a private placement to accredited investors that is likely to result in a change in control of the Company.  We believe that such issuance will satisfy the contingency plan requirement.

Item 6.                           Exhibits.

(a)	Exhibits.

10.18
Stipulation and Consent to the Issuance of a Consent Order by the Office of the Comptroller of the Currency (incorporated by reference from Bay National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009)

10.19
Consent Order issued by the Office of the Comptroller of the Currency (incorporated by reference from Bay National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009)

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

Bay National Corporation

Date: May 14, 2009	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: May 14, 2009	By:	/s/ David E. Borowy
David E, Borowy, Treasurer
(Principal Accounting and Financial Officer)