Form 10-Q
period 2009-06-30
BAY NATIONAL CORP
filed 2009-08-14
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on  its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 (§232.405 of this chapter) of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

At August 14, 2009, the issuer had 2,154,301 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BAY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)

Cash and due from banks	$19,595,498	$7,263,034
Federal funds sold and other overnight investments	38,730,768	2,023,478
Investment securities available for sale (AFS) - at fair value	21,442,224	-
Federal Reserve and Federal Home Loan Bank Stock	1,151,150	1,239,600
Loans held for sale	4,357,870	1,187,954
Loans, net of unearned fees	219,402,969	247,162,767
Total Loans	223,760,839	248,350,721
Less: Allowance for credit losses	(6,731,758)	(5,675,035)
Loans, net	217,029,081	242,675,686
Other real estate owned, net	3,684,146	3,873,405
Premises and equipment, net	949,537	1,151,246
Investment in bank owned life insurance	5,382,075	5,268,529
Current and deferred income taxes	7,356,743	5,745,739
Accrued interest receivable and other assets	1,357,560	1,347,271

Total Assets	$316,678,782	$270,587,988

LIABILITIES

Non-interest-bearing deposits	$54,765,844	$49,945,354
Interest-bearing deposits	236,329,300	194,682,678
Total deposits	291,095,144	244,628,032

Short-term borrowings	-	1,864,010
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	5,517,102	1,073,945

Total Liabilities	304,612,246	255,565,987

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized: 9,000,000 shares
authorized, 2,154,301 and 2,153,101 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively:	21,543	21,531
Additional paid in capital	17,948,760	17,954,770
Accumulated deficit	(5,883,006)	(2,954,300)
Accumulated other comprehensive loss	(20,762)	-

Total Stockholders' Equity	12,066,535	15,022,001

Total Liabilities and Stockholders' Equity	$316,678,782	$270,587,988

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six-month periods ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

INTEREST INCOME:
Interest and fees on loans	$2,999,126	$3,786,381	$6,170,665	$8,094,465
Interest on federal funds sold and other overnight investments	17,758	39,721	34,420	85,112
Taxable interest and dividends on investment securities	39,411	26,975	39,411	38,963
Total interest income	3,056,295	3,853,077	6,244,496	8,218,540

INTEREST EXPENSE:
Interest on deposits	1,471,184	1,409,265	2,999,973	3,027,458
Interest on short-term borrowings	-	37,729	2,191	152,094
Interest on subordinated debt	154,653	150,131	303,150	300,122
Total interest expense	1,625,837	1,597,125	3,305,314	3,479,674

Net interest income	1,430,458	2,255,952	2,939,182	4,738,866

Provision for credit losses	2,843,616	557,929	3,894,066	3,025,629

Net interest income after provision for credit losses	(1,413,158)	1,698,023	(954,884)	1,713,237

NON-INTEREST INCOME:
Service charges on deposit accounts	82,755	69,128	171,172	125,379
Gain on sale of mortgage loans	202,770	60,993	324,558	140,637
Increase in cash surrender value of bank owned life insurance	55,436	57,365	113,546	113,322
(Loss) Gain on sale of OREO Properties	(88,866)	2,346	(169,092)	2,346
Loss on disposal of furniture & equipment	(2,350)	-	(20,877)	-
Other income	10,438	14,403	22,966	30,904
Total non-interest income	260,183	204,235	442,273	412,588

NON-INTEREST EXPENSES:
Salaries and employee benefits	867,635	1,625,370	1,806,974	3,184,327
Occupancy expenses	165,792	187,707	353,889	374,418
Furniture and equipment expenses	108,791	103,049	235,654	199,451
Legal and professional fees	162,176	291,878	398,972	457,071
Data processing and other outside services	466,461	276,855	787,072	530,455
Advertising and marketing related expenses	46,775	152,214	98,064	301,090
Provision for losses on other real estate owned	-	-	40,000	61,150
Other expenses	427,283	361,735	632,980	569,587
Total non-interest expenses	2,244,913	2,998,808	4,353,605	5,677,549

Loss before income tax benefit	(3,397,888)	(1,096,550)	(4,866,216)	(3,551,724)
Income tax benefit	(1,353,313)	(320,292)	(1,937,510)	(1,289,292)
NET LOSS	$(2,044,575)	(776,258)	$(2,928,706)	$(2,262,432)

Per Share Data:

Net Loss (basic)	$(.95)	(.36)	$(1.36)	$(1.06)
Net Loss (diluted)	$(.95)	(.36)	$(1.36)	$(1.06)

Weighted Average shares outstanding (basic)	2,153,919	2,141,806	2,153,512	2,140,825
Effect of Dilution – Stock options and Restricted shares	-	-	-	-
Weighted Average shares outstanding (diluted)	2,153,919	2,141,806	2,153,512	2,140,825

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2009 and 2008
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at January 1, 2009	$21,531	$17,954,770	$(2,954,300)	$0	$15,022,001

Net Stock-based compensation recovery		(5,998)			(5,998)

Unrealized loss on securities available for sale (net of taxes)				(20,762)	(20,762)

Issuance of shares for vested restricted stock units	12	(12)			-

Net Loss			(2,928,706)		(2,928,706)

Balances at June 30, 2009	$21,543	$17,948,760	$(5,883,006)	$(20,762)	$12,066,535

	Common Stock	Additional Paid in Capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at January 1, 2008	$21,376	$17,788,833	$2,110,343	$-	$19,920,552

Stock-based compensation expense	-	52,646	-	-	52,646

Issuance of Common Stock	100	90,475	-	-	90,575

Net Loss	-	-	(2,262,432)	-	(2,262,432)

Balances at June 30, 2008	$21,476	$17,931,954	$(152,089)	$-	$17,801,341

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(Unaudited)
	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(2,928,706)	$(2,262,432)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	165,050	156,229
Loss on disposal of furniture & equipment	20,877	-
Accretion of investment discounts	(20)	(471)
Amortization of investment premiums	1,606	-
Provision for credit losses	3,894,066	3,025,629
Provision for losses on other real estate owned	40,000	46,663
Loss (gain) on sale of real estate acquired through foreclosure	169,092	(2,346)
Stock-based (recovery) compensation, net	(5,998)	52,646
Increase in cash surrender of bank owned life insurance	(113,546)	(113,322)
Deferred income taxes	-	(1,160,000)
Increase in income taxes receivable	(1,611,004)	(317,690)
Gain on sale of loans held for sale	(324,558)	(140,637)
Origination of loans held for sale	(42,409,962)	(59,494,188)
Proceeds from sale of loans	39,564,605	67,019,533
Net decrease (increase) in accrued interest receivable and other assets	4,668	(152,192)
Net increase in accrued expenses and other liabilities	4,442,039	185,486
Net cash provided by operating activities	908,209	6,842,907

Cash Flows From Investing Activities:
Maturities of investment securities available for sale	-	400,000
Purchases of investment securities available for sale	(21,478,413)	-
Redemption (purchase) of Federal Reserve Bank Stock	40,750	(66,900)
Redemption of Federal Home Loan Bank of Atlanta Stock	47,700	278,900
Net decrease (increase) in loans	24,294,380	(24,168,659)
Proceeds from sale and recoveries of real estate acquired through foreclosure	742,539	865,187
Expenditures for other real estate owned	(134,295)	(37,817)
Proceeds (expenditures) for premises and equipment	15,782	(276,863)
Net cash provided by (used in) investing activities	3,528,443	(23,006,152)

Cash Flows From Financing Activities:
Net increase in deposits	46,467,112	25,170,145
Net decrease in short-term borrowings	(1,864,010)	(3,560,373)
Net proceeds from issuance of common stock	-	22,740
Net cash provided by financing activities	44,603,102	21,632,512

Net increase in cash and cash equivalents	49,039,754	5,469,267
Cash and cash equivalents at beginning of year	9,286,512	7,173,671

Cash and cash equivalents at June 30,	$58,326,266	$12,642,938

Supplemental information:
Interest paid	$3,018,188	$3,497,814
Income taxes paid	$-	$353,894
Accrued director fees paid in common stock	$-	$67,835
Amount transferred from loans to other real estate owned	$628,075	$1,993,210

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008
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

The Company has evaluated subsequent events for potential recognition and /or disclosure through August 14, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements and Developments

FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.”  FSP SFAS 107-1 and APB 28-1 amends SFAS 107,  “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in Note 4 – Fair Value Measurements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provision of FSP SFAS 115-2 and SFAS 124-2 during the second quarter of 2009.  Adoption of FSP SFAS 115-2 and SFAS 124-2 did not significantly impact the Company’s financial statements.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157 “Fair Value Measurements,” to expand certain disclosure requirements.  The Company adopted the provisions of FSP SFAS 157-4 during the second quarter of 2009.  Adoption of FSP SFAS 157-4 did not significantly impact the Company’s financial statements.

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

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 is intended to enhance the current disclosure framework previously required for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, result of operations and cash flows.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not currently utilize derivative instruments so the adoption of this new standard does not have a material impact on its consolidated financial statements.

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

SFAS No. 165, “ Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for the Company’s financial statements for periods ending after June 15, 2009.  SFAS 165 did not have a significant impact on the Company’s financial statements.

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

Accounting pronouncements issued but not yet effective.

SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a Replacement of FAS Statement No. 162.”  SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources or authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  SFAS 168 will be effective for Company’s financial statement for periods ending after September 15, 2009.  SFAS 168 is not expected to have a significant impact on the Company’s financial statements.

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

As of June 30, 2009, the Bank has been categorized as “Adequately Capitalized” by the OCC under the regulatory framework for prompt corrective action.   On February 6, 2009, the Bank voluntarily entered into a Consent Order with the OCC.  Among other things, the Consent Order required that by April 30, 2009 the Bank maintain certain regulatory capital ratios in excess of the minimum required under the risk-based capital adequacy guidelines adopted by our regulators.  The Bank was not in compliance with the minimum capital requirements at April 30, 2009 and our request for an extension of time to meet the requirements was denied.  As a result, we were required to develop a contingency plan for the Bank.  Our current contingency plan consists of a recapitalization of the Bank by the Company through the issuance of an additional number of shares of the Company’s common stock in one or more private placements.  At our annual meeting of stockholders on May 26, 2009, our stockholders authorized the issuance of new shares of the Company’s common stock to be sold in one or more private placements.  Any such private placement is likely to result in a change in control of the Company.  We believe that such issuance will satisfy the contingency plan requirement as well as applicable minimum capital requirements.

3.  INVESTMENT SECURITIES AVAILABLE FOR SALE

As of December 31, 2008, there were no investment securities available for sale.  Amortized cost and estimated fair value of securities available for sale as of June 30, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government Agency Securities	$3,999,689	$2,791	$-	$4,002,480
Mortgage-backed Securities	17,477,136	21,003	58,395	17,439,744
Total Investment Securities	$21,476,825	$23,794	$58,395	$21,422,224

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position are as follows:

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed Securities	$9,447,211	$58,395	$-	$-	$9,447,211	$58,395
Total Investment Securities	$9,447,211	$58,395	$-	$-	$9,447,211	$58,395

Gross unrealized losses that exist are the result of changes in market interest rates since original purchases.  Because the Company does not intend to sell the investments nor is it more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider these investments to be other–than-temporarily impaired at June 30, 2009.

Contractual maturities of debt securities at June 30, 2009 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available for Sale: Due in one year or less	$-	$-
Due after one year through five years	3,999,689	4,002,480
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	17,477,136	17,439,744
Total Investment Securities	$21,476,825	$21,422,224

4.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but the guidance does not expand the use of fair value in any new circumstances. The FASB guidance clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

Investment Securities Available for Sale

Investment Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if applicable.  If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumption. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and, if appropriate, a specific allowance for loan loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditor for Impairment of a Loan,” (SFAS 114).   The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  At June 30, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company measures and records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company measures and records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

(in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment securities available for sale	$21,442	$-	$21,442	$-
Total assets measured on a recurring basis at fair value	$21,442	$-	$21,442	$-

The value of other real estate owned (“OREO”) property is determined at the time of foreclosure and generally is based upon the lower of cost or net realizable value (as determined by third party real estate appraisals) less the estimated cost of disposal.  Also at the time of foreclosure, the excess (if any) of the carrying value of the underlying loan receivable over the net realizable value less the cost of disposal, is charged-off before transferring the remaining balance from loan receivable into OREO.

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with generally accepted accounting principles.  These adjustments usually result from application of lower-of-cost-or-market accounting or write-downs of specific assets.

The following table includes the assets measured at fair value on a nonrecurring basis as of June 30, 2009:

(in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable inputs (Level 3)
Impaired Loans	$30,851	$-	$30,851	$-
Real estate acquired through foreclosure	3,684	-	3,684	-
Total assets measured on a non-recurring basis at fair value	$34,535	$-	$34,535	$-

The Company discloses fair value information about financial instruments, for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet.  Financial instruments have been defined broadly to encompass 98.5% of the Company's assets and 100% of its liabilities. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists.

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

The following disclosure of estimated fair values of the Company's financial instruments at June 30, 2009 and December 31, 2008 are made in accordance with the requirements of SFAS No. 107 and are as follows:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$58,326,266	$58,326,266	$9,286,512	$9,286,512
Investments available-for-sale	21,442,224	21,442,224	-	-
Other equity securities	1,151,150	1,151,150	1,239,600	1,239,600
Bank owned life insurance	5,382,075	5,382,075	5,268,529	5,268,529
Loans, net of allowances (2)	217,029,081	218,259,466	242,675,686	244,909,172
Accrued interest receivable and other assets (3)	8,704,303	8,704,303	7,093,010	7,093,010

Financial Liabilities
Deposits	$291,095,144	$292,409,548	$244,628,032	$245,085,887
Short-term borrowings	-	-	1,864,056	1,864,056
Subordinated debt	8,000,000	4,995,724	8,000,000	5,796,000
Accrued interest payable and other liabilities (3)	5,517,102	5,517,102	1,073,899	1,073,899

(1)	Temporary investments include federal funds sold and overnight investments.
(2)	Loans, net of allowances, include loans held for sale.
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

Investment Securities. The fair value for U.S. Government Agency and Mortgage-backed securities was based upon quoted market bids.

Other equity securities. The fair values of Federal Reserve Bank and Federal Home Loan Bank (“FHLB”) of Atlanta stock are not readily determinable since these stocks are restricted as to marketability.

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

Subordinated Debt. Fair values were calculated by discounting the carrying values using a cash flow approach based on market rates as of June 30, 2009 and December 31, 2008.  The June 30, 2009 fair value reflects the Company’s election in January of 2009 to defer interest payments.

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

5.  INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” in the first quarter of 2007.  The Company utilizes statutory requirements for its income tax accounting and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit and  where an adverse outcome is more likely than not.  Therefore it is not necessary to accrue for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves.

6.  EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options. The Company’s common stock options totaling 135,441 were not considered in the computation of diluted earnings per share for the three or six month periods ended June 30, 2009 or June 30, 2008 because the results would have been anti-dilutive in both periods.

7.  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB’s guidance on the accounting for share-based payments and has included the stock-based employee compensation cost in its income statements for the three and six-month periods ended June 30, 2009 and 2008.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Amounts expensed (recovered) against income, before tax benefit	$1,525	$29,126	$(5,998)	$52,646

Amount of related income tax benefit (expense) recognized in income	$519	$9,075	$(2,039)	$17,198

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

As of June 30, 2009, twelve Awards had been granted under the Incentive Plan.  Five of these Awards included an unrestricted stock grant of 550 shares to five employees in August 2007 based on their 2006 performance.  The Awards vested immediately upon issuance and the closing stock price on the grant date was $15.46.  The remaining seven Awards represent restricted stock awards and are discussed in more detail below in the section entitled “Restricted Stock Units.”

The following is a summary of changes in outstanding options for the six-month periods ended June 30, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2008	138,741	$6.99
Granted	-	-
Cancelled	-	-
Exercised	(3,300)	$6.89
Balance, June 30, 2008	135,441	$6.99

Balance, January 1, 2009	135,441	$6.99
Granted	-	-
Cancelled	-	-
Exercised	-
Balance, June 30, 2009	135,441	$6.99

Weighted average fair value of options granted during 2002	$2.77

The following table summarizes information about options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	116,945	1	$6.89	116,945	$6.89
$7.61	18,496	1	$7.61	18,496	$7.61
	135,441		$6.99	135,441	$6.99

Based upon a closing stock price of $1.25 per share as of June 30, 2009, there was no aggregate intrinsic value in options outstanding and exercisable.

Restricted Stock Units

The following table summarizes the changes in outstanding shares under restricted stock grants for the six-month periods ended June 30, 2009 and 2008.

	Number of Shares	Weighted Value at Issuance Date
Unvested grants at January 1, 2009	13,200	$13.24
Granted		-
Vested	(1,200)	10.21
Cancelled	(9,600)	14.38
Unvested grants at June 30, 2009	2,400	$10.17

Unvested grants at January 1, 2008	24,000	$15.91
Granted	10,500	10.23
Vested	-	-
Cancelled	-	-
Unvested grants at June 30, 2008	34,500	$14.18

The Company recovered $5,998 of compensation associated with the forfeiture of restricted stock units for the six-month period ending June 30, 2009.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of June 30, 2009 and December 31, 2008 and for the three-month and six-month periods ended June 30, 2009 and 2008.

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

The Company experienced a significant operating loss during the quarter ended June 30, 2009 resulting from difficulties in its portfolio of investor-owned residential real estate loans, deteriorating economic conditions and industry-wide problems in commercial and residential real estate lending.  As such, management continues to emphasize prudent asset/liability management and it has significantly tightened its underwriting standards for commercial and residential real estate loans. Key measurements for the three-month and six-month periods ended June 30, 2009 include the following:

•	Total assets at June 30, 2009 increased to $316.7 million from $270.6 million as of December 31, 2008.

•	Total loans outstanding decreased from $248.4 million as of December 31, 2008 to $223.8 million as of June 30, 2009.

•
There was approximately $15.2 million in non-accrual loans as of June 30, 2009.  In addition, the Company foreclosed on or accepted a deed-in-lieu of foreclosure, on four residential real estate properties related to investor-owned residential real estate during the quarter. These properties were placed into other real estate owned (“OREO”) at estimated net realizable value of approximately $582 thousand.  As of June 30, 2009, fourteen properties remained with a net realizable value of $3.7 million.  Also, the Company had troubled debt restructurings totaling $4.4 million. The Company continues to maintain appropriate reserves for credit losses.

•
Five properties held in real estate acquired through foreclosure or a deed-in-lieu of foreclosure, were sold during the six months ending June 30, 2009.  Net losses were realized on four of the five properties sold.  In aggregate, losses on the four properties totaled $171 thousand while a gain of $2 thousand was realized on the fifth property.  The Company also recovered $69 thousand for a loan originally transferred into OREO during 2008.

•	Deposits at June 30, 2009 increased to $291.1 million from $244.6 million as of December 31, 2008.

•
The Company incurred net losses of $2.0 million and $2.9 million for the three-month and six-month periods ended June 30, 2009, respectively, compared to net losses of $776 thousand and $2.3 million for the three-month and six month periods ended June 30, 2008, respectively.

•
Net interest income, the Company’s main source of income, was $1.4 million and $2.9 million during the three-month and six-month periods ended June 30, 2009, respectively,  compared to $2.3 million and $4.7 million for the comparable three-month and six-month periods in 2008, respectively.

•
The Company increased the allowance for credit losses by $1.1 from December 31, 2008 to June 30, 2009.  Over this six-month period, the allowance for credit losses was increased by a provision of $3.9 million in order to reserve for credit losses inherent in the loan portfolio and was reduced by net charge-offs totaling $2.8 million.  Reserves against commercial loans have increased from $26 thousand at March 31, 2009 to $928 thousand at June 30, 2009.  Reserves against commercial real estate loans also increased significantly, from $535 thousand to $1.7 million at the respective quarter ends, reflecting recognition of an increase in inherent losses in the portfolio. Commercial construction loans had $1.2 million of reserves at March 31, 2009 and at June 30, 2009.  Net charge-offs taken in the second quarter of 2009 were $2.3 million, as compared to $507 thousand in the first quarter of the year, resulting in year-to-date charge-offs of $2.8 million for the first half of 2009.

•
Non-interest income increased by $56 thousand and $30 thousand, or 27.4% and 7.2% for the three-month and six-month periods ended June 30, 2009, respectively, as  compared to the same periods in 2008 due principally to the gains on sale of mortgages partially  offset by losses realized on the sales of other real estate owned.

•
Non-interest expenses decreased by $754 thousand and $1.3 million or 25.1% and 23.3%, for the three-month and six-month periods ended June 30, 2009, as compared to the comparable three-month and six-month periods in 2008 due largely to continued cost savings from several staff reductions subsequent to the first quarter of 2008.

•	The Company’s common stock closed at $1.25 on June 30, 2009, which represented an 84% decline from its closing price of $7.80 on June 30, 2008.

•
During the first quarter of 2009, the Company closed its Columbia office and negotiated a sublease of this office as of June 2009.  The Company also sublet space at its main office in Lutherville beginning in April 2009.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

In addition, as previously reported, on February 6, 2009, the Bank voluntarily entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”), its primary banking regulator ( the “Consent Order”), that requires the Bank to take certain actions.

Results of Operations

General

The Company recorded net losses of $2.0 million and $2.9 million for the three-month and six-month periods ended June 30, 2009. This compares to net loss of $776 thousand and $2.2 million for the same periods in 2008. This is a decrease of $1.2 million and $666 thousand, or 163.4% and 29.5% for the three-month and six-month periods, respectively. The decrease in year-over-year results is due primarily to reductions in net interest income and higher provisions for credit losses, partially offset by reductions in salary expense and additional income tax benefits during the first three and six months of 2009 as compared to the first three and six-months of 2008.

The Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officers. For the six-month periods ended June 30, 2009 and 2008, net gains on the sale of mortgage loans totaled $325 thousand and $141 thousand, respectively. Gains on the sale of mortgage loans have increased for the three- and six-month period ended June 30, 2009 as compared to the same period in 2008 due to a general increase in refinance activity in the Company’s markets.

In 2004, the Company began purchasing 100% participations in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. The participations were for loans for which a secondary market investor had committed to purchase. The participations were typically held for a period of three to four weeks before being sold to the secondary market investor.  The Bank terminated the program in August 2008 due to deterioration in the national mortgage markets and, as of June 30, 2009, the Company had no such loans outstanding under this program, which were classified as held for sale.  The Company earned $90 thousand from this program for the same period in 2008.

Management expects the remainder of 2009 to continue to be challenging for earnings as we limit loan growth and face a weakened economy.   Future results will be subject to the volatility of the provision for credit losses, which is related to loan quality, loan growth, and the fluctuation of mortgage loan production, all of which is sensitive to economic and interest rate instability and other competitive pressures that arise in a recessionary economy.

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

Net interest income was $1.4 million and $2.9 million for the three-month and six-month periods ended June 30, 2009 as compared to $2.3 million and $4.7 million for the same three-month and six-month periods in 2008. This represents a decrease of 37% and 38% for the three-month and six-month periods ended June 30, 2009, as compared to the same periods in 2008.

Total interest income for the three-month and six-month periods ended June 30, 2009 was $3.1 million and $6.2 million respectively, compared to $3.9 million and $8.2 million for the same periods ended June 30, 2008.  The 21% and 24% decrease for the three-month and six-month periods, respectively, over the same periods in 2008 were primarily attributable to lost interest from an increase in the average balance of non-accrual loans and the decline in average total loans outstanding. In addition, the average target federal funds rate decreased from 2.66% for the first six months of 2008 to a range of 0 to .25% for the first half of 2009.  As a result, due to  the substantial number of variable rate loans in our portfolio, which re-price based on the federal funds target rate, the yields on interest earning assets decreased from 6.45% for the six-months ended June 30, 2008 to 4.78% for the six months ended June 30, 2009.

The percentage of average interest-earning assets represented by loans was 92.8% and 94.5% for the six-month periods ended June 30, 2009 and 2008, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. However, during the last two weeks of June 2009, the Company increased its investment in securities to lessen the negative impact of on interest income of its temporarily increased liquidity position.  For the six-month period ended June 30, 2009, the average yield on the loan portfolio decreased to 5.09% from 6.72% for the six-month period ended June 30, 2008, primarily as a result of the decrease in the federal funds rate and the high percentage of variable-rate loans in our loan portfolio noted above.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was .79% for the six-month period ended June 30, 2009 as compared to 1.76% for the same period in 2008. This decline in the average yield was a direct result of a decrease in federal funds rate for the 2009 period.  The percentage of average interest-earning assets represented by investments was 7.2% and 5.5% for the six-month periods ended June 30, 2009 and 2008, respectively.  We expect that the yield on the investment portfolio will improve in the third quarter as the Company purchased $21.4 million of securities during the last two weeks of June 2009.   As of July 31, the weighted average yield for the available for sale investment portfolio was approximately 3.16%.

Interest expense from deposits and borrowings for the three-month and six-month periods ended June 30, 2009 was $1.6 million and $3.3 million, respectively, compared to $1.6 million and $3.5 million, respectively for the same periods in 2008. The decreases for the three-month and six-month periods are the results of the previously discussed reduction in the target federal funds rate offset by an increase in the percentage of deposits held in the form of Certificates of Deposit (“CDs”). CDs are the Bank’s most expensive form of deposits. As of June 30, 2009, CDs comprised 77% of average interest-bearing liabilities compared to 52.6% of average interest-bearing liabilities as of June 30, 2008, due to management’s decision to presently decrease the Bank’s origination of new loans in order to preserve capital.  Average rates paid on all interest-bearing liabilities decreased from 3.36% for the six-month period ended June 30, 2008 to 3.00% for the six-month period ended June 30, 2009.

As a result of the factors discussed above, net interest margins decreased to 2.25% for the six-month period ended June 30, 2009 from 3.72% for the same period in 2008. Although management has been able to implement deposit rate decreases, the yield on loans and investments decreased to a greater extent than the cost of funds. Management has observed ongoing pressure to offer lower rates on loans as the market for loans has become more competitive while demand remains low.  In addition, the market is very competitive for deposits, which has limited management’s ability to maintain margins through reductions in the interest rates on deposit accounts.

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

Six Months Ended June 30, 2009
	Average Balance		Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$244,299,659		$6,170,665	5.09%
Investment securities	2,227,413		39,411	3.57
Federal funds sold and other overnight investments	16,660,740		34,420	.42
Total earning assets	263,187,812		6,244,496	4.78%
Less: Allowance for credit losses	(5,651,791)
Cash and due from banks	14,360,320
Other real estate owned	3,440,804
Premises and equipment, net	1,061,340
Investment in bank owned life insurance	5,318,187
Income tax receivable	3,220,183
Deferred tax receivable	2,694,912
Accrued interest receivable and other assets	1,028,131
Total assets	$288,659,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$40,946,116		61,137	.30%
Regular savings deposits	1,094,907		-	.00
Time deposits	170,913,105		2,938,836	3.47
Short-term borrowings	935,166		2,191	.47
Subordinated debt	8,000,000		303,150	7.64
Total interest-bearing liabilities	221,889,293		3,305,314	3.00%
Net interest income and spread			$2,939,182	1.78%
Non-interest-bearing demand deposits	51,377,505
Accrued expenses and other liabilities	997,335
Stockholders’ equity	14,395,765
Total liabilities and stockholders’ equity	$288,659,898

Interest and fee income/earning assets	4.78%
Interest expense/earning assets	2.53
Net interest margin	2.25%

Return on Average Assets (Annualized)	(2.05	) %
Return on Average Equity (Annualized)	(41.03	) %
Average Equity to Average Assets	4.99%

Six Months Ended June 30, 2008
	Average Balance		Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$242,229,366		$8,094,465	6.72%
Investment securities	1,321,227		38,963	5.93
Federal funds sold and other overnight investments	12,830,829		85,112	1.33
Total earning assets	256,381,422		8,218,540	6.45%
Less: Allowance for credit losses	(5,857,635)
Cash and due from banks	624,658
Other real estate owned	1,399,087
Premises and equipment, net	1,281,492
Investment in bank owned life insurance	5,089,206
Income tax receivable	414,059
Deferred tax receivable	2,436,873
Accrued interest receivable and other assets	1,501,018
Total assets	$263,270,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$75,104,609		751,666	2.01%
Regular savings deposits	1,792,941		3,032	.34
Time deposits	109,624,186		2,272,760	4.17
Short-term borrowings	13,713,145		152,094	2.23
Subordinated debt	8,000,000		300,122	7.54
Total interest-bearing liabilities	208,234,881		3,479,674	3.36%
Net interest income and spread			$4,738,866	3.09%
Non-interest-bearing demand deposits	34,837,406
Accrued expenses and other liabilities	1,073,862
Stockholders’ equity	19,124,037
Total liabilities and stockholders’ equity	$263,270,180

Interest and fee income/earning assets	6.45%
Interest expense/earning assets	2.73
Net interest margin	3.72%

Return on Average Assets (Annualized)	(1.73	) %
Return on Average Equity (Annualized)	(23.79	) %
Average Equity to Average Assets	7.26%

Provision for Credit Losses

The provision for credit losses was $2.8 million and $3.9 million for the three-month and six-month periods ended June 30, 2009, respectively, compared to $558 thousand and $3.0 million for the comparable periods in 2008. The amount of the provision for credit losses is reflective of the ongoing economic difficulties that many businesses and households are experiencing.  The economy continues to suffer the effects of further declines in the values of real estate, which represents a substantial portion of the collateral for non-performing loans.

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, income on bank owned life insurance and cash management fees. For the three-month and six-month periods ended June 30, 2009, the Company realized non-interest income of $260 thousand and $442 thousand, respectively, as compared to $204 thousand and $413 thousand for the same periods in 2008. Gains on the sale of mortgage loans of $203 thousand and $325 thousand comprised 77.9% and 73.4% of the total for the three-month and six-month periods ended June 30, 2009, respectively. This compares to gains on the sale of mortgage loans of $61 thousand and $141 thousand, or 30% and 34%, of total non-interest income for the three-month and six-month periods, respectively, ended June 30, 2008. The level of gains on the sale of mortgage loans increased for the three-month and six-month periods ended June 30, 2009 due to the Company’s originating a higher level of loans due to a general increase in home refinance activity in the Company’s markets.

Losses on the sale of OREO properties totaled $89 thousand and $169 thousand for the three-month and six-month periods ended June 30, 2009 as compared to gains of $2 thousand in both the three-month and six-month periods ended June 30, 2008. Foreclosure activity was beginning to increase early in 2008 and has continued during the first six months of 2009.  During the first six months of 2008, there was one OREO property sold compared to five properties that were sold during the first six months of 2009.

Service charges on deposit accounts totaled $83 thousand and $171 thousand for the three-month and six-month periods ended June 30, 2009 as compared to $69 thousand and $125 thousand for the same periods in 2008. The increase of 19.7% and 36.5% is attributable to an increase in overdraft fees charged on transaction accounts as well as an increase in analysis fees charged on business checking accounts. Although overdraft fees increased, the Company continues to maintain a very low level of average overdrafts. Analysis fees have increased as a result of the previously discussed Federal Reserve actions, which reduced the rates used to calculate credits available to customers to offset any analysis fees they incurred.

Losses on the sales of fixed assets of $2 thousand and $21 thousand for the three-month and six-month periods ended June 30, 2009 are associated with the closing of our loan production office in Columbia, Maryland in March 2009 and the relocation of our former mortgage loan origination office from Towson, Maryland to the Company’s headquarters building in Lutherville, Maryland in November 2008.

Other income reflected a reduction of $4 thousand and $8 thousand for the three-month and six-month periods ended June 30, 2009, as compared to income of $14 thousand and $31 thousand for the same period in 2008. The decrease of 28% and 26% is attributable to lower wire transfer and official check fees as a result of our providing fewer of these services during the 2009 periods.

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

Non-Interest Expense

Non-interest expense for the three-month and six-month periods ended June 30, 2009 totaled $2.2 million and $4.4 million, respectively. This compares to non-interest expense for the comparable periods in 2008 of $3.0 million and $5.7 million. The decrease of $754 thousand and $1.3 million, or 25.1% and 23.3%, is primarily attributable to a decrease in salary and employee benefits as a result of reductions in personnel subsequent to March 31, 2008.  Salaries and benefits expense decreased to $867 thousand and $1.8 million for the three-month and six-month periods ended June 30, 2009 from $1.6 million and $3.2 million for the same periods of 2008.  The decreases in salaries and benefits for the 2009 three-month and six-month periods related to three separate reductions in personnel since March 31, 2008, including the closing of the loan production office in Columbia, Maryland during the first quarter of 2009.

Occupancy expenses decreased by $22 thousand and $21 thousand for the three-months and six-months ended June 30, 2009. During the second quarter of 2009, the Company  successfully negotiated sub-leases of its former Towson, Maryland mortgage origination office and for space that became available in the Company’s Lutherville, Maryland headquarters building. In addition, the Company negotiated with a sub-tenant for the space in the former loan production office in Columbia, Maryland who began sub-leasing the space in June 2009.  Therefore, we expect net occupancy expenses to decrease slightly from second quarter levels for the third and fourth quarters of 2009.

Furniture and equipment expense increased by $6 thousand and $36 thousand, or 6% and 18%, for the three-months and six-months ended June 30, 2009, respectively, as compared to the same periods in 2008.  The increase is primarily due to real estate taxes paid on a higher number of foreclosed properties owned in 2009 compared to 2008.  Management agreed to pay the real estate taxes on properties that were securing non-performing loans in the process of workout in order to prevent seizure of such properties by various local governments.

Legal and professional fees decreased $130 thousand and $58 thousand, or 44% and 13%, for the three-months and six-months ended June 30, 2009, respectively, as compared to the same periods in 2008. A significant portion of the decrease this year was attributable to a higher level of workout activity during the first half of 2008 compared to 2009.

Data processing and other outside services expense increased $190 thousand and $257 thousand, or 68.4% and 48.4%, respectively, for the three-months and six-months ended June 30, 2009 as compared to the same periods in 2008.  Most of the increase is due to the cost of outside professional services firms providing additional personnel to assist the Company with streamlining process flows, bridging gaps in the workforce caused by the departure of several employees and with preparing materials required by the OCC Consent Order.

Advertising and marketing-related expenses decreased $105 thousand and $203 thousand, or 69.3% and 67.4%, respectively, for the three-months and six-months ended June 30, 2009 as compared to the same periods in 2008. The decrease is a result of the combination of expenses incurred in 2008 as the Company expanded the business development staff and is pursuant to the opening of the office in Columbia, Maryland in December 2007, as well as an effort to reduce overall costs for 2009.  With a focus on minimizing costs, the Company deemed advertising a discretionary expenditure and has curtailed such expenditures beginning in January 2009.

There was a decrease of $21 thousand, or 34.6%, in the provision for losses on other real estate owned for the six-month period ended June 30, 2009 compared to the same period in 2008. The decrease is due to the fact that management began accounting for the effects of the current economic conditions in the Company’s other real estate owned during 2008 and therefore, some of the risks related to the economy were already reflected in the values of other real estate owned.  There were no such provision during the three-month periods ended June 30, 2009 and 2008.

Other expenses for the three-month and six-month periods ended June 30, 2009 totaled $427 thousand and $633 thousand, respectively.  This compares to other expense for the comparable periods in 2008 of $362 thousand and $570 thousand, respectively.  The increase of $65 thousand and $63 thousand, or 18.1% and 11.1% is primarily attributable to higher Federal Deposit Insurance Corporation ("FDIC") insurance premiums and OCC assessments offset by lower director fees and membership dues.  FDIC insurance premiums increased by $180 thousand and $209 thousand, or 380.8% and 233.3%, for the three and six month periods, respectively, from the same periods in 2008, while OCC assessments increased $1 thousand and $33 thousand over the same periods.  Director fees decreased $22 thousand and $44 thousand and membership dues decreased $16 thousand and $35 thousand during the three and six months ended June 30, 2009, respectively, from the same periods in 2008.  The FDIC insurance premium increases are the direct result of the Company's rating downgrade and also reflects a $34,000 special assessment payable on September 30, 2009 but which we accrued during the second quarter. The FDIC and OCC assessment rates will remain at the elevated level until the Bank's rating improves, which we anticipate will happen after a capital infusion as a result of our sale of stock pursuant to a private placement transaction as previously approved by our stockholders.  Other expenses for the first three and six months of 2008 reflect accruals for director fees of $22,000 and $44,000, respectively.  There are no director fees accrued for 2009 because subsequent to the second quarter of 2008, the directors waived their fees effective January 1, 2008 for an indefinite period of time going forward.  The cumulative amount of accrued director fees was reversed during the third quarter of 2008. Membership dues decreased as a result of cost control measures instituted during 2008.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income, before provision for credit losses, and non-interest income. The Company’s efficiency ratio was 132.8% and 128.8% for the three-month and six-month periods ended June 30, 2009. This compares to 121.9% and 110.2% for the same periods in 2008. The increase in the efficiency ratio from the prior year is primarily a result of the previously discussed decline in interest revenues.

Income Taxes

For the three-month and six-month periods ended June 30, 2009, the Company recorded an income tax benefit of $1.4 million and $1.9 million, respectively, compared a benefit of $320 thousand and $1.3 million recorded for the same periods in 2008.  The change is a direct result of the larger pre-tax loss recognized for the first three-months and six-months of 2009 when compared to the first three-months and six-months of 2008.

Financial Condition

Composition of the Balance Sheet

As of June 30, 2009, total assets were $316.7 million. This represents an increase of $46.1 million, or 17.0%, since December 31, 2008. The change in total assets includes increases of $36.7 million in federal funds sold and other overnight investments, $21.3 million in investment securities, $12.3 million in cash and due from banks, $1.6 million in income tax receivable and $114 thousand in bank owned life insurance.  These increases were partially offset by decreases of $25.6 million in loans net of the allowance for credit losses, $189 thousand in other real estate owned, net, and $202 thousand in premises and equipment.

As of June 30, 2009, loans, net of unearned fees and excluding loans held for sale, totaled $219.4 million. This represents a decrease of $27.8 million, or 11.2%, from a balance of $247.2 million as of December 31, 2008.

The composition of the loan portfolio as of June 30, 2009 was approximately $105.9 million of commercial loans, $3.3 million of consumer loans, and $110.2 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2008 was approximately $125.3 million of commercial loans, $3.8 million of consumer loans, and $118.1 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $4.4 million and $1.2 million as of June 30, 2009 and December 31, 2008, respectively. The decrease in the loan portfolio is due to management’s efforts to restrict loan growth in order to increase capital levels, liquidity and the Bank’s regulatory capital ratios.

Out of $223.8 million in total loans outstanding, the Company carried on its books $25.0 million in its Towson mortgage loan portfolio at June 30, 2009.  The Towson portfolio includes loans to investors for residential construction and reconstruction projects which continue to exhibit especially high levels of credit risk.  During the first half of 2009, the Company charged-off $1.4 million of loans from this portfolio.  At June 30, 2009, approximately 70%, or $17.5 million, of Towson portfolio loans were on the Company’s watch list of carefully managed credits, bearing specific reserves totaling $3.1 million.  Of these watch list loans, $13.1 million were impaired at June 30, 2009, including $4.0 million of troubled debt restructures.  In addition, the Towson portfolio had $5.2 million of loans that were past due 30 to 89 days at second quarter-end 2009.  The Company is no longer originating loans to investors for consumer and commercial construction except for owner-occupied projects.  Management has devoted significant time and resources to resolving problems in the Towson portfolio.  These efforts have included working with borrowers on restructuring where appropriate and where possible, to secure the pledge of additional collateral, and pursuing potential investors to facilitate property sales.  Since the economic climate and housing market are not favorable to borrowers in this portfolio, making it difficult for them to sell or refinance their projects, management cannot assure that its actions will result in decreasing rates of non-accrual and past-due loans in its Towson portfolio in future periods.

The Company’s credit quality issues are no longer contained predominantly within the Towson mortgage portfolio, however.  As unemployment has remained high and continued to increase, and the recession has continued, characterized by a depressed real estate environment and lower property values, more and more of the Company’s borrowers have been adversely affected.  During the second quarter of 2009, the Company charged off $922 thousand of commercial loans versus $232 thousand of net charge-offs in the first quarter of 2009.  Commercial loans on the watch list have also increased significantly to $12.7 million at June 30, 2009 from $4.7 million at March 31, 2009.  These loans represent core lending to clients for the operation of their small to middle-market enterprises or professional service firms.  In addition, among loans not in the Towson mortgage portfolio, commercial construction loans past due 30 to 89 days reached $3.8 million at June 30, 2009, while commercial real estate past due credits were $1.2 million.  Overall, loans outside the Towson portfolio comprised more than half of 30-89 days past due credits at June 30, 2009.  Management is aware of credit deterioration in these portfolios and is applying sound and improved credit and workout administration to address them timely and thoroughly.

Troubled debt restructures amounted to $4.3 million at June 30, 2009, comprised exclusively of real estate secured credits, principally from the commercial real estate portfolio, compared to $952 thousand at December 31, 2008.

During the six-month period ending June 30, 2009, the Company either foreclosed or accepted deeds-in-lieu of foreclosure on four pieces of residential real estate related to investor-owned residential real estate. These properties were placed into other real estate owned at estimated net realizable value of approximately $582 thousand. The difference between the related loan balances and the net realizable value, $483 thousand, was charged off to the allowance for credit losses during the period. This foreclosure combined with additional property sales, capitalized expenditures, and allowance adjustments resulted in a net decrease in other real estate owned of $189 thousand between the December 31, 2008 net carrying value of $3.9 million and the June 30, 2009 net carrying value of $3.7 million.

At June 30, 2009, the Company had cash and due from banks of $19.6 million as compared to $7.3 million as of December 31, 2008. This increase is a result of management’s increased focus on liquidity during 2009.  See the Liquidity section later in this Management’s Discussion and Analysis for further information.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, investment securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and bank owned life insurance. Excluding cash and due from banks, these overnight investments totaled approximately $38.7 million as of June 30, 2009 compared to approximately $2.0 million as of December 31, 2008. The increase is also a result of management’s increased focus on liquidity during 2009.

In March 2009, the Board of Directors approved a new investment policy and authorized management of the Company to invest in a more traditional securities portfolio in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment securities available for sale balances of $21.4 million as of June 30, 2009 are investment securities such as agency-backed bonds and mortgage- backed securities.  The Company held Federal Reserve Bank stock and FHLB of Atlanta stock in other equity securities of $663,450 and $487,700 as of June 30, 2009 and $704,200 and $535,400 as of December 31, 2008, respectively.

Deposits at June 30, 2009 were $291.1 million of which approximately $7.2 million, or 2.47%, was related to one customer. Deposits at December 31, 2008 were $244.6 million of which deposits for the same customer stood at approximately $5.3 million, or 2.2%, of total deposits. The deposits for this customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.  The increase in total deposits from December 31, 2008 was primarily related to efforts to gather reasonably priced national market CDs to fund current and anticipated maturities of brokered certificates of deposit. National market certificates of deposit are discussed in more detail below.

In 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company placed funds through CDARS on behalf of a customer, it was eligible to receive matching deposits through the network. The Company also had the ability to raise deposits directly through the network.  These deposits received through the CDARS program are considered “Brokered Deposits” for bank regulatory purposes. As of June 30, 2009 and December 31, 2008, the Company had approximately $146 thousand and $3.1 million, respectively of CDARS deposits all of which was placed on behalf of customers.  As a result of falling below the “well-capitalized” status for regulatory reporting purposes, the Company may still place customer deposits with CDARS but it is no longer permitted to accept brokered deposits including the match portion through the CDARS program.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposit. As of June 30, 2009, the Company had total outstanding certificates of deposit of $200 million of which approximately $159.6 million were obtained through the listing of certificate of deposit rates on two internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit) and $146 thousand were originally acquired through Promontory Financial Network’s CDARS program.  The national market certificates of deposit were issued with an average yield of 2.99% and an average term of 6.73 months. Included in the $159.6 million are national market certificates of deposit totaling approximately $42.2 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 4.10% and an average term of 4.7 months.  As of December 31, 2008, the total certificates of deposit obtained through the listing of certificate of deposit rates on the internet-based listing services were approximately $94.9 million. Included in the $94.9 million were national market certificates of deposit totaling $80.5 million that had been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as all deposits other than brokered deposits and national market certificates of deposit, CDARS deposits and $7.2 million of deposits from the large customer described above, stood at $127.2 million as of June 30, 2009.  Core deposits declined by $20.2 million or 13.7%, from the total as of December 31, 2008 of $147.4 million.  Overall, the Company did not aggressively compete for new local deposits during 2009; as a result, deposits other than national market certificates of deposit decreased, which is the primary reason for the decrease in core deposits from 2008.  Core deposits are closely monitored by management because such deposits are considered not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Borrowed funds as of December 31, 2008, consisted of $1.9 million borrowed under Federal Funds lines of credit. These borrowings were unsecured and subordinated to all deposits.  As of June 30, 2009 there were no borrowed funds.

Subordinated debt consists of $8 million of fixed interest rate trust preferred securities issued through a Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Company formed the Trust on December 12, 2005, and the Trust issued $8 million of trust preferred securities to investors at a fixed interest rate of 7.20%. The trust preferred securities bear a maturity date of February 23, 2036, but may be redeemed at the Company’s option on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, and require quarterly distributions by the trust to the holder of the trust preferred securities. The securities are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated securities. The trust preferred securities qualify as Tier 1 capital at the holding company level, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.  On January 6, 2009, the Company provided notice under the Indenture of its election to defer the interest payment due on February 23, 2009.  On May 1, 2009, the Company provided notice under the Indenture of its election to continue the extension of its previous deferral and of its election to defer the interest payment due on May 23, 2009.  As a result of the Company’s restriction on paying dividends pursuant to the Consent Order and the written agreement between the Parent and the Federal Reserve Bank of Richmond entered into on April 28, 2009 (the “Reserve Bank Agreement”), which events we have previously reported, we anticipate that we will continue to defer such interest payments for the immediate future, in any case as long as the Consent Order and Reserve Bank Agreement are in effect.  As of June 30, 2009, $349 thousand remains due to investors.

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

Determining an appropriate level of allowance for credit losses involves a high degree of judgment.  The Company’s allowance for credit losses provides for probable losses based on evaluations of inherent risks in the loan portfolio.  The allowance for credit losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio as of the date of the financial statements.  The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for credit losses that reflect management’s careful evaluation of credit risk considering all available information.  Management uses historical quantitative information to assess the adequacy of the allowance for credit losses as well as qualitative information about the prevailing economic and business environment, among other things. In developing this assessment, management must rely on estimates and exercise judgment in assigning credit risk.  Depending on changing circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or decrease in the allowance for credit losses.  The Company’s allowance consists of formula-based components for business and consumer loans, an allowance for impaired loans and an unallocated component.  In the second quarter of 2009, management further refined the methodologies for the formula-based components to align more appropriately the allowance methodology with the current framework for analyzing credit losses.  Formula-based allowance calculations for business and consumer components permit the Company to address specifically the current trends and events affecting the credit risk in the loan portfolio.

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

The allowance for credit losses was $6.7 million at June 30, 2009, compared to $5.7 million at December 31, 2008.  These amounts, as a percentage of total loans plus loans held for sale, computed to 3.01% at June 30, 2009, compared to 2.29% at December 31, 2008.  Excluding loans held for sale, the allowance for credit losses was 3.07% of total loans at June 30, 2009, versus 2.30% at December 31, 2008.  The increase in the level of the allowance resulted from the offsetting effects of a $3.9 million provision for credit losses during the first half of 2009, coupled with net charge-offs of $2.8 million.  Significant net charge-offs in the second quarter of 2009, totaling $2.3 million, reflected higher losses resulting from the recession, as well as management’s decision to charge off loan balances in the current period that had been reserved for in earlier periods.  Increases in specific reserves have resulted largely from collateral shortfalls, when compared to the loan’s principal balance outstanding, with the application of the collateral method of measuring impairment under Statement of Financial Accounting Standards No. 114.  When this occurs, management acts to further secure the loan with additional collateral, allocates reserves for the difference between loan principal and its collateral net of selling costs, and, if necessary, timely pursues foreclosure actions and charges off any losses.

Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of June 30, 2009, the Company had non-accrual loans totaling $15.2 million, all of which were impaired and included on the watch list.  Non-accrual loans are divided in approximately equal amounts between loans for investor residential real estate in the Towson portfolio on the one hand, and more traditional commercial lending to small and middle-market businesses and professional service firms on the other.  The Towson mortgage portfolio, as noted above, was adversely affected by the slowdown in the real estate market that reduced the ability of its borrowers to refinance or sell properties as quickly as anticipated.  On the commercial lending side, also as noted above, the length and severity of the recession, coupled with unexpectedly high levels of unemployment, resulted in the deterioration in credit quality.  Nonperforming loans, comprised of non-accrual loans, represented 6.8% of total loans, including loans held for sale, at June 30, 2009, essentially the same as 6.6% reported as of December 31, 2008.  Of non-accrual loans, those at least partially collateralized by real estate totaled $12.2 million at June 30, 2009.

The Company recorded $2.3 million and $2.8 million of net charge-offs during the three-month and six-month periods ended June 30, 2009, respectively, compared to $558 thousand and $1.3 million during the three-month and six-month periods ended June 30, 2008.

Liquidity

The Company’s overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the liquidity position daily.

The Company’s primary sources of funds are deposits, scheduled amortization and prepayment of loans and investment securities, funds provided by operations and capital. The Company also has access to national markets for certificates of deposit.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

The Company's most liquid assets are cash and assets that can be readily converted into cash, including federal funds sold, other overnight investments and investment securities. As of June 30, 2009, the Company had $19.6 million in cash and due from banks, $38.7 million in federal funds sold and other overnight investments, $21.4 in investment securities and $4.4 million in loans expected to be sold within 60 days. As of December 31, 2008, the Company had $7.3 million in cash and due from banks, $2.0 million in federal funds sold and other overnight investments and $1.2 million in loans expected to be sold within 60 days.

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

As an additional source of liquidity, management has also identified specific loans to sell and has contacted several correspondent banks as potential purchasers of such loans.  Since undertaking transactions of this nature could have an adverse impact on the profitability of the Company (i.e., loss in interest income on the participated loans) the sale of these assets is being considered only as a contingent source of liquidity.

To further aid in managing the Company’s liquidity, the Board has approved and an Investment Committee was formed to review and discuss recommendations for the use of available cash and to establish an investment portfolio. By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs.

Based on the actions noted above, we believe that the Company has adequate cash on hand and available through liquidation of investment securities to meet a liquidity shortfall. Although the Company believes sufficient liquidity exists, if economic conditions continue to deteriorate and consumer confidence is not restored, this excess liquidity could be depleted, which would then materially affect the Company’s ability to meet its operating needs and to raise additional capital.  Proceeds from successful efforts to raise capital via a private placement would add approximately $12 million of cash to the balance sheet.

As previously discussed, the Company is attempting to raise funds via a private placement of its common stock.  It is necessary for the Company to raise these funds and recapitalized the Bank for the Bank to continue operations.  If we cannot raise sufficient capital before the Bank reaches regulatory capital levels that will result in a receivership of the Bank, we will attempt a direct sale of the Company and/or Bank or of the Bank’s assets.

If our capital raising efforts are successful, proceeds from a private placement would add approximately $12 million of cash to our balance sheet.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 2009, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$38,760,056	13.59%	$38,760,056	$-	$-	$-
Loans held for sale	4,357,870	1.53	4,357,870	-	-	-
Loans – Variable rate	119,480,196	41.89	119,480,196	-	-	-
Loans – Fixed rate	100,016,802	35.06	16,460,016	14,175,612	59,424,788	9,956,385
Investment Securities	22,627,975	7.93			7,031,767	15,596.208
Total interest-earning assets	$285,242,899	100.00%	179,058,138	$14,175,612	66,456,555	25,552,594

Interest-bearing liabilities
Deposits – Variable rate	$36,286,584	14.85%	$36,286,584	$-	$-	$-
Deposits – Fixed rate	200,042,717	81.88	64,370,190	105,711,067	29,961,460	-
Subordinated debt and short term borrowings	8,000,000	3.27	-	-	-	8,000,000
Total interest-bearing liabilities	$244,329,301	100.00%	$100,656,774	$105,711,067	$29,961,460	$8,000,000

Periodic repricing differences
Periodic gap			$78,401,364	$(91,535,455)	$36,495,095	$17,552,594
Cumulative gap			$78,401,364	$(13,134,091)	$23,361,004	$40,913,598

Ratio of rate sensitive assets to rate sensitive liabilities			177.89%	13.41%	221.81%	319.41%

The Company has 57% of its interest-earning assets and 15% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $40.9 million. The majority of this gap is concentrated in items maturing or repricing within 0 to 3 months. This gap is generally reflective of the Company’s effort, over the past 18 months, to maintain flexibility in the balance sheet in a declining interest rate environment. As rates have continued to drop over the past 15 months, the Company has elected not to extend the term on time deposits in an effort to minimize interest costs for the short-term while rates are still declining.  This analysis indicates that the Company will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Loan commitments	$8,757,610	$14,981,584
Unused lines of credit	67,264,923	84,495,398
Letters of credit	2,662,127	2,924,671

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

Capital Resources

The Company had stockholders’ equity at June 30, 2009 of $12.1 million as compared to $15.0 million at December 31, 2008. The decrease in capital is a result of the operating loss incurred for the six months ended June 30, 2009.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008
Total deposits	$291,095,144	$244,628,032
National market certificates of deposit (includes CDARS deposits)	(159,787,820)	(94,920,000)
Variable balance accounts (1 customer at June 30, 2008 and December 31, 2008)	(7,150,090)	(5,312,000)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$127,157,234	$147,396,032

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of June 30, 2009.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding the Company’s expectations with respect to resolving issues in its loan portfolio, potential increases in capital levels, liquidity and capital ratios, changes in loan growth, investment strategies, yield on the investment portfolio, future sources of income, decreased occupancy expenses, losses from off-balance sheet transactions, liquidity including anticipated sources of liquidity, the allowance for credit losses, interest rate sensitivity, dividend payments and deferral of interest payments on the trust preferred securities, future market conditions, the funding of loan commitments and letters of credit and financial and other goals, planned capital raising and the impact of failure to raise such capital as well as statements with respect to the future status of our loan portfolio are forward-looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-Q; the Company’s dependence on key personnel; risks related to the Bank’s choice of loan portfolio; continuing declines in the real estate market in the Company’s markets and in the economy generally; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-K for the year ended December 31, 2008. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

The following supplements the discussion under, and should be read in conjunction with the risk factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

If we cannot raise adequate capital we will be unable to continue operations.

As previously discussed the Bank has experienced an unprecedented amount of loan charge-offs in recent periods as a result of the continuing weakness in the local and national economy, in particular in the real estate sector.  These losses have caused us to fall below “well capitalized” status, which led to our entry into the Consent Order.

As a result of recent loan losses and the significant provisions for the allowance for credit losses, the Bank requires additional capital in order to continue operations.  While we are attempting to raise the required capital and are hopeful that our efforts will be successful, we cannot guarantee that this will be the case.  If we cannot raise sufficient capital before the Bank reaches regulatory capital levels that will result in a receivership of the Bank, we will attempt a direct sale of the Company and/or the Bank or of the Bank’s assets.  In any such sale, stockholders may not receive an amount for their stock that they consider adequate, and it is possible stockholders will not receive anything at all in such a transaction, particularly if the Company engages solely in a sale of assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

At the Company’s Annual Meeting of Stockholders held on May 26, 2009, the stockholders considered and approved the following proposals:

(i) Election of Directors.  The following directors were elected to serve a three-year term expiring upon the date of the Company’s 2012 Annual Meeting or until their respective successors are duly elected and qualified, as follows:

	Votes Cast

	For	Withheld	Total
Hugh W. Mohler	1,710,537	4,023	1,714,560
R. Michael Gill	1,645,492	69,068	1,714,560
Donald G. McClure, Jr.	1,711,751	2,809	1,714,560
Robert L. Moore	1,711,751	2,809	1,714,560
H. Victor Rieger, Jr.	1,713,416	1,144	1,714,560

Names of other directors continuing in office after the meeting:

John R. Lerch
James P. O’Conor
William B. Rinnier
Edwin A. Rommel, III
Henry H. Stansbury
Eugene M. Waldron, Jr.
Carl A.J. Wright

(ii)  Private Placement.  The stockholders approved the Company’s proposal to issue up to $12,000,000 worth of shares of the Company’s common stock and/or securities convertible into or exercisable for common stock, not to exceed 15,000,000 shares, in one or more private placement transactions closing on or prior to August 26, 2009, which shares would be issued at a maximum discount of 25% to the then market value, by the following vote:

Votes Cast

For	Against	Abstain	Broker Non-Votes	Total
1,261,320	57,955	1,100	394,185	1,714,560

(iii)  Increase in Authorized Stock.  The stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 9,000,000 shares to 20,000,000 shares by the following vote:

Votes Cast

For	Against	Abstain	Total
1,650,710	62,750	1,100	1,714,560

(iv)  Ratification of Auditors.  The selection of Stegman & Company to serve as independent registered public accountants to audit the Company’s financial statements for the 2009 fiscal year was ratified by the following vote:

Votes Cast

For	Against	Abstain	Total
1,712,040	20	2,500	1,714,560

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits.

10.20
Written Agreement by and between Bay National Corporation and the Federal Reserve Bank of Richmond dated April 28, 2009 (incorporated by reference from Bay National Corporation’s Current Report on Form 8-K dated April 28, 2009, filed with the Securities and Exchange Commission on May 1, 2009)

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

Bay National Corporation

Date: August 14, 2009	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: August 14, 2009	By:	/s/ David E. Borowy
David E. Borowy, Treasurer
(Principal Accounting and Financial Officer)