Form 10-Q
period 2009-09-30
BAY NATIONAL CORP
filed 2009-11-16
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 16, 2009, the issuer had 2,154,301 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

BAY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)

Cash and due from banks	$59,931,031	$7,263,034
Federal funds sold and other overnight investments	943,374	2,023,478
Investment securities available for sale (AFS) - at fair value	20,914,032	-
Federal Reserve and Federal Home Loan Bank Stock	1,151,150	1,239,600

Loans held for sale	2,318,791	1,187,954
Loans, net of unearned fees	201,068,836	247,162,767
Total Loans	203,387,627	248,350,721
Less: Allowance for credit losses	(6,202,759)	(5,675,035)
Loans, net	197,184,868	242,675,686
Other real estate owned, net	4,127,070	3,873,405
Premises and equipment, net	864,165	1,151,246
Investment in bank owned life insurance	5,438,830	5,268,529
Current and deferred income taxes	5,395,443	5,745,739
Accrued interest receivable and other assets	1,578,408	1,347,271

Total Assets	$297,528,371	$270,587,988

LIABILITIES

Non-interest-bearing deposits	$52,925,290	$49,945,354
Interest-bearing deposits	224,605,407	194,682,678
Total deposits	277,530,697	244,628,032

Short-term borrowings	-	1,864,010
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,200,801	1,073,945

Total Liabilities	286,731,498	255,565,987

STOCKHOLDERS' EQUITY

Common stock - $.01 par value, authorized: 9,000,000 shares
authorized, 2,154,301 and 2,153,101 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively:	21,543	21,531
Additional paid in capital	17,950,285	17,954,770
Accumulated deficit	(7,329,570)	(2,954,300)
Accumulated other comprehensive gain	154,615	-

Total Stockholders' Equity	10,796,873	15,022,001

Total Liabilities and Stockholders' Equity	$297,528,371	$270,587,988

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine month periods ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

INTEREST INCOME:
Interest and fees on loans	$2,854,766	$3,556,294	$9,025,431	$11,650,759
Interest on federal funds sold and other overnight investments	31,392	25,179	65,812	110,291
Taxable interest and dividends on investment securities	160,681	4,649	200,092	43,612
Total interest income	3,046,839	3,586,122	9,291,335	11,804,662

INTEREST EXPENSE:
Interest on deposits	1,455,512	1,358,319	4,455,485	4,385,777
Interest on short-term borrowings	-	68,539	2,191	220,633
Interest on subordinated debt	158,204	151,523	461,354	451,645
Total interest expense	1,613,716	1,578,381	4,919,030	5,058,055

Net interest income	1,433,123	2,007,741	4,372,305	6,746,607

Provision for credit losses	1,800,164	2,491,623	5,694,230	5,517,252

Net interest income after provision for credit losses	(367,040)	(483,882)	(1,321,925)	1,229,355

NON-INTEREST INCOME:
Service charges on deposit accounts	72,687	58,711	243,859	184,090
Gain on sale of mortgage loans	105,733	73,387	430,291	214,024
Increase in cash surrender value of bank owned life insurance	56,755	58,473	170,301	171,795
(Loss) Gain on sale of OREO Properties	(11,398)	(1,235)	(180,490)	1,111
Gain (Loss) on disposal of furniture & equipment	1,032	250	(19,845)	250
Other income	13,148	12,397	36,114	43,301
Total non-interest income	237,957	201,983	680,230	614,571

NON-INTEREST EXPENSES:
Salaries and employee benefits	875,264	1,545,944	2,682,238	4,730,271
Occupancy expenses	140,532	193,306	494,421	567,724
Furniture and equipment expenses	96,718	105,349	332,372	304,800
Legal and professional fees	119,453	194,543	518,425	651,614
Data and item processing	203,073	183,352	603,444	595,880
Outsourcing Costs	193,443	29,438	580,144	147,365
Advertising and marketing related expenses	26,831	110,067	124,895	411,157
Provision for losses on other real estate owned	61,900	56,173	101,900	117,323
FDIC	370,891	46,229	668,781	135,604
Other expenses	186,865	125,359	521,955	605,571
Total non-interest expenses	2,274,970	2,589,760	6,628,576	8,267,309

Loss before income tax benefit	(2,404,054)	(2,871,659)	(7,270,270)	(6,423,383)
Income tax benefit	(957,490)	(1,092,899)	(2,895,000)	(2,382,191)
NET LOSS	$(1,446,564)	(1,778,760)	$(4,375,270)	$(4,041,192)

Per Share Data:

Net Loss (basic)	$(0.67)	(0.83)	$(2.03)	$(1.88)
Net Loss (diluted)	$(0.67)	(0.83)	$(2.03)	$(1.88)

Weighted Average shares outstanding (basic)	2,154,301	2,151,825	2,153,778	2,144,519
Effect of Dilution – Stock options and Restricted shares	-	-	-	-
Weighted Average shares outstanding (diluted)	2,154,301	2,151,825	2,153,778	2,144,519

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2009 and 2008
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
Balances at January 1, 2009	$21,531	$17,954,770	$(2,954,300)	$0	$15,022,001

Net Stock-based compensation recovery		(4,473)			(4,473)

Unrealized loss on securities available for sale (net of taxes)				154,615	154,615

Issuance of shares for vested restricted stock units	12	(12)			-

Net Loss			(4,375,270)		(4,375,270)

Balances at September 30, 2009	$21,543	$17,950,285	$(7,329,570)	$154,615	$10,796,873

	Common Stock	Additional Paid in Capital	Retained Earnings/(Deficit)	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity
Balances at January 1, 2008	$21,376	$17,788,833	$2,110,343	$-	$19,920,552

Stock-based compensation expense	-	62,800	-	-	62,800

Issuance of Common Stock	155	90,420	-	-	90,575

Net Loss	-	-	(4,041,192)	-	(4,041,192)

Balances at September 30, 2008	$21,531	$17,942,053	$(1,930,849)	$-	$16,032,735

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(4,375,270)	$(4,041,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	249,062	244,911
Loss (gain) on disposal of furniture & equipment	19,845	(250)
Accretion of investment discounts	(192)	(471)
Amortization of investment premiums	32,324	-
Provision for credit losses	5,694,230	5,517,252
Provision for losses on other real estate owned	101,900	117,323
Loss (gain) on sale of real estate acquired through foreclosure	180,490	(1,111)
Stock-based (recovery) compensation, net	(4,473)	62,800
Increase in cash surrender of bank owned life insurance	(170,301)	(171,795)
Deferred income taxes	(2,926,443)	(1,890,000)
Decrease in income taxes receivable	3,276,739	-
Gain on sale of loans held for sale	(430,291)	(214,024)
Origination of loans held for sale	(52,316,969)	(70,412,407)
Proceeds from sale of loans	51,616,422	79,803,097
Net increase in accrued interest receivable and other assets	(231,137)	(322,772)
Net increase (decrease) in accrued expenses and other liabilities	23,825	(233,389)
Net cash provided by operating activities	739,761	8,457,972

Cash Flows From Investing Activities:
Redemption of investment securities available for sale	789,941	400,000
Purchases of investment securities available for sale	(21,478,412)	-
Redemption (purchase) of Federal Reserve Bank Stock	40,750	(96,900)
Redemption of Federal Home Loan Bank of Atlanta Stock	47,700	572,300
Net decrease (increase) in loans	39,114,028	(21,957,327)
Proceeds from sale and recoveries of real estate acquired through foreclosure	1,503,264	1,141,721
Expenditures for other real estate owned	(225,921)	(34,087)
Proceeds (expenditures) for premises and equipment	18,173	(298,889)
Net cash provided by (used in) investing activities	19,809,523	(20,273,182)

Cash Flows From Financing Activities:
Net increase in deposits	32,902,664	31,362,489
Net decrease in short-term borrowings	(1,864,056)	(9,654,164)
Net proceeds from issuance of common stock	-	90,575
Net cash provided by financing activities	31,038,608	21,798,900

Net increase in cash and cash equivalents	51,587,893	9,983,690
Cash and cash equivalents at beginning of year	9,286,512	7,173,671

Cash and cash equivalents at September 30,	$60,874,405	$17,157,361

Supplemental information:
Interest paid	$4,526,972	$5,072,088
Income taxes paid	$-	$353,894
Accrued director fees paid in common stock	$-	$67,835
Amount transferred from loans to other real estate owned	$1,813,398	$5,262,512
Amount transferred from loans held for sale to loans	$-	$972,144

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008
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

The Company has evaluated subsequent events for potential recognition and /or disclosure through November 16, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements and Developments

In June 2009, the Financial Accounting Standards Board’s (FASB) issued guidance on “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” and established the FASB Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  This guidance is effective for financial statements issued for periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on “Subsequent Events.” This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments.”  This guidance requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and annual financial statements and is effective for periods ending after June 15, 2009.  The new interim disclosures are included in Note 4 – Fair Value Measurements.

In April 2009, FASB issued guidance on the “Recognition and Presentation of Other-Than-Temporary Impairments.”  This guidance (i) changes existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the Recognition and Presentation of Other –Than-Temporary Impairments guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provision of the Recognition and Presentation of Other –Than-Temporary Impairments during the second quarter of 2009 and adoption did not significantly impact the Company’s financial statements.

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  This guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  This guidance is effective for periods after June 15, 2009 and did not significantly impact the Company’s financial statements.

In December 2008, the FASB issued guidance on the “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This guidance increases disclosure requirements for public companies and are effective for reporting periods (interim and annual) that end after December 15, 2008.  The purpose of this guidance is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB guidance on “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities” is finalized by the Board.  This guidance amends “Statement Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets.  This guidance also amends the “Consolidation of Variable Interest Entities” guidance to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This guidance is related to disclosures only and does not have an impact on our consolidated financial statements.

In August 2008, the FASB issued guidance on “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  This new guidance accounts for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) that are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company has not granted any share-based payment awards with non-forfeitable rights to dividends or dividend equivalents and therefore, the adoption of this new standard does not have a material impact on its consolidated financial statements.

Accounting pronouncements issued but not yet effective.

In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfer of financial assets and a company’s continuing involvement in transferred assets.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We do not expect the adoption of this guidance to have any impact on the Company’s disclosure, since we do not engage in transfer of financial assets.

In June 2009, the FASB issued guidance which 1) replaces the quantitative-based risks and rewards calculations for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosure about an enterprise’s involvement in variable interest entities. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We do not expect the adoption of this guidance to have a material impact, if any, on the Company’s consolidated financial condition or results of operation.

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

As of December 31, 2008, there were no investment securities available for sale.  Amortized cost and estimated fair value of securities available for sale as of September 30, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government Agency Securities	$3,999,725	$29,205	$-	$4,028,930
Mortgage-backed Securities	16,656,614	243,819	15,332	16,885,102
Total Investment Securities	$20,656,339	$273,024	$15,332	$20,914,032

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position are as follows:

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed Securities	$1,386,452	$15,332	$-	$-	$1,386,452	$15,332
Total Investment Securities	$1,386,452	$15,332	$-	$-	$1,386,452	$15,332

Gross unrealized losses that exist are the result of changes in market interest rates since original purchases.   Because the Company does not intend to sell the investments nor is it more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider these investments to be other–than-temporarily impaired at September 30, 2009.

Contractual maturities of debt securities at September 30, 2009 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available for Sale: Due in one year or less	$-	$-
Due after one year through five years	3,999,725	4,028,930
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	16,656,614	16,885,102
Total Investment Securities	$20,656,339	$20,914,032

3.  FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the FASB’s guidance on the accounting for fair value measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In accordance with the FASB’s literature, the Company must apply this guidance whenever other standards require (or permit) assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. In support of this principle, the FASB’s guidance establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and, if appropriate, a specific allowance for credit loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB’s guidance for accounting by creditors for the impairment of a loan. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  At September 30, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.  In accordance with FASB’s guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company measures and records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company measures and records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009.

(in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment securities available for sale	$20,914	$-	$20,914	$-
Total assets measured on a recurring basis at fair value	$20,914	$-	$20,914	$-

The value of other real estate owned (“OREO”) property is determined at the time of foreclosure and generally is based upon the lower of cost or net realizable value (as determined by third party real estate appraisals) less the estimated cost of disposal.  Also at the time of foreclosure, the excess (if any) of the carrying value of the underlying loan receivable over the net realizable value is charged-off before transferring the remaining balance from loan receivable into OREO.

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with generally accepted accounting principles.  These adjustments usually result from application of lower-of-cost-or-market accounting or write-downs of specific assets.

The following table includes the assets measured at fair value on a nonrecurring basis as of September 30, 2009:

(in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable inputs (Level 3)
Impaired Loans	$31,675	$-	$31,675	$-
Real estate acquired through foreclosure	4,127	-	4,127	-
Total assets measured on a non-recurring basis at fair value	$35,802	$-	$35,802	$-

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

The following disclosure of estimated fair values of the Company's financial instruments at September 30, 2009 and December 31, 2008 are made in accordance with the requirements of SFAS No. 107 and are as follows:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$60,874,405	$60,874,405	$9,286,512	$9,286,512
Investments available-for-sale	20,914,032	20,914,032	-	-
Other equity securities	1,151,150	1,151,150	1,239,600	1,239,600
Bank owned life insurance	5,438,830	5,438,830	5,268,529	5,268,529
Loans, net of allowances (2)	197,184,868	198,710,560	242,675,686	245,112,847
Accrued interest receivable and other assets (3)	6,848,408	6,848,408	7,093,010	7,093,010

Financial Liabilities
Deposits	$277,530,697	$278,313,564	$244,628,032	$245,085,887
Short-term borrowings	-	-	1,864,056	1,864,056
Subordinated debt	8,000,000	6,218,143	8,000,000	5,796,000
Accrued interest payable and other liabilities (3)	1,200,801	1,200,801	1,073,899	1,073,899

(1)	Temporary investments include federal funds sold and overnight investments.
(2)	Loans, net of allowances, include loans held for sale.
(3)	Only financial instruments as defined in SFAS guidance “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.

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

Loans. The fair value was estimated by computing the discounted value of estimated cash flows, adjusted for potential credit losses, for pools of loans having similar characteristics. The discount rate was based upon the current loan origination rate for a similar loan. Non-performing loans have an assumed interest rate of 0%.  The carrying amount for residential mortgage loans held for sale approximated the fair value due to the fact, historically, the loans held for sale have been sold within 60 days of the origination date.

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

Subordinated Debt. Fair values were calculated by discounting the carrying values using a cash flow approach based on market rates as of September 30, 2009 and December 31, 2008.  The September 30, 2009 fair value does not reflect the Company’s election in January of 2009 to defer interest payments.

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

4.  INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by the FASB literature on the accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.  The Company adopted the provisions of the FASB literature for the accounting for uncertainty in income taxes in the first quarter of 2007.  The Company utilizes statutory requirements for its income tax accounting and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not.  Therefore, no provisions are made for either uncertain tax positions or accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves.

5.  EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options. The Company’s common stock options totaling 135,441 were not considered in the computation of diluted earnings per share for the three or nine month periods ended September 30, 2009 or September 30, 2008 because the results would have been anti-dilutive in both periods.

6.  STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB’s guidance on the accounting for share-based payments and has included the stock-based employee compensation cost in its income statements for the three and nine month periods ended September 30, 2009 and 2008.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	Three Months Ended September 30		Nine Months Ended September30
	2009	2008	2009	2008

Net amounts expensed (recovered) against income, before tax benefit	$1,525	$10,155	$(4,473)	$62,800

Amount of related income tax benefit (expense) recognized in income	$519	$3,453	$(1,521)	$20,650

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

As of September 30, 2009, twelve Awards had been granted under the Incentive Plan.  Five of these Awards included an unrestricted stock grant of 550 shares to five employees in August 2007 based on their 2006 performance.  The Awards vested immediately upon issuance and the closing stock price on the grant date was $15.46.  The remaining seven Awards represent restricted stock awards and are discussed in more detail below in the section entitled “Restricted Stock Units.”

The following is a summary of changes in outstanding options for the nine month periods ended September 30, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2008	138,741	$6.99
Granted	-	-
Cancelled	-	-
Exercised	(3,300)	$6.89
Balance, September 30, 2008	135,441	$6.99

Balance, January 1, 2009	135,441	$6.99
Granted	-	-
Cancelled	-	-
Exercised	-
Balance, September 30, 2009	135,441	$6.99

Weighted average fair value of options granted during 2002	$2.77

The following table summarizes information about options outstanding at September 30, 2009:
	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	116,945	1	$6.89	116,945	$6.89
$7.61	18,496	1	$7.61	18,496	$7.61
	135,441		$6.99	135,441	$6.99

Based upon a closing stock price of $1.98 per share as of September 30, 2009, there was no aggregate intrinsic value in options outstanding and exercisable.

Restricted Stock Units

The following table summarizes the changes in outstanding shares under restricted stock grants for the nine month periods ended September 30, 2009 and 2008.

	Number of Shares	Weighted Value at Issuance Date
Unvested grants at January 1, 2009	13,200	$13.24
Granted		-
Vested	(1,200)	10.21
Cancelled	(9,600)	14.38
Unvested grants at September 30, 2009	2,400	$10.17

Unvested grants at January 1, 2008	24,000	$15.91
Granted	10,500	10.23
Vested	(5,550)	15.92
Cancelled	(15,750)	-
Unvested grants at September 30, 2008	13,200	$13.24

The Company recovered $4,473 of compensation net of amortization, associated with the forfeiture of restricted stock units for the nine month period ending September 30, 2009.

7.           REGULATORY MATTERS

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

As of September 30, 2009, the Bank has been categorized as “Adequately Capitalized” by the OCC under the regulatory framework for prompt corrective action.   On February 6, 2009, the Bank voluntarily entered into a Consent Order with the OCC.  Among other things, the Consent Order required that by April 30, 2009 the Bank maintain certain regulatory capital ratios in excess of the minimum required under the risk-based capital adequacy guidelines adopted by our regulators.  The Bank was not in compliance with the minimum capital requirements at April 30, 2009 and our request for an extension of time to meet the requirements was denied.  As a result, we were required to develop a contingency plan for the Bank.  Our current contingency plan consists of a recapitalization of the Bank by the Company through the issuance of an additional number of shares of the Company’s common stock in one or more private placements.   Any such private placement would require stockholder authorization and would likely result in a change in control of the Company.  Our stockholders had previously authorized the issuance of new shares of the Company’s common stock to be sold in one or more private placements, but this authorization expired on August 26, 2009.  We believe that such issuance will satisfy the contingency plan requirement as well as applicable minimum capital requirements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).

The Bank’s actual capital amounts and ratios as of September 30, 2009 and December 31, 2008 are presented in the following tables:

September 30, 2009
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)*:	$17,781,000	8.21%	$17,321,200	8.00%	$21,651,500	10.00%
Tier I Capital (to Risk Weighted Assets)*:	15,031,000	6.94%	8,660,600	4.00%	12,990,900	6.00%
Tier I Capital (to Average Assets)*:	15,031,000	4.98%	9,054,510	3.00%	15,090,850	5.00%

*In order to be in compliance with the terms of the Consent Order, the Bank must meet minimum Total Capital, Tier 1 Capital  (to Risk Weighted Assets) and Tier 1 Capital (to Average Assets) ratios of 12.00%, 11.00% and 9.00%, respectively.

December 31, 2008
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)*:	$26,322,000	9.57%	$22,000,960	8.00%	$27,501,200	10.00%
Tier I Capital (to Risk Weighted Assets)*:	22,857,000	8.31%	11,000,480	4.00%	16,500,720	6.00%
Tier I Capital (to Average Assets)*:	22,857,000	8.31%	8,254,920	3.00%	13,758,200	5.00%

*In order to be in compliance with the terms of the Consent Order, the Bank must meet minimum Total Capital, Tier 1 Capital  (to Risk Weighted Assets) and Tier 1 Capital (to Average Assets) ratios of 12.00%, 11.00% and 9.00%, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation (the “Parent”) and its national bank subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”), as of September 30, 2009 and December 31, 2008 and for the three month and nine month periods ended September 30, 2009 and 2008.

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

The Company experienced a significant operating loss during the nine months ended September 30, 2009 resulting from difficulties in its loan portfolio from deteriorating economic conditions and industry-wide problems in commercial and residential real estate lending.  As such, management continues to emphasize prudent asset/liability management and it has significantly tightened its underwriting standards for commercial and residential real estate loans. Key measurements for the three month and nine month periods ended September 30, 2009 include the following:

•	Total assets at September 30, 2009 increased to $297.5 million from $270.6 million as of December 31, 2008.

•	Total loans outstanding decreased from $248.4 million as of December 31, 2008 to $203.4 million as of September 30, 2009.

•
There was approximately $10.9 million in non-accrual loans as of September 30, 2009.  In addition, the Company foreclosed on or accepted a deed-in-lieu of foreclosure on three residential real estate properties related to investor-owned residential real estate during the quarter. These properties were placed into other real estate owned (“OREO”) at estimated net realizable value of approximately $1.2 million.  As of September 30, 2009, fifteen properties remained with a net realizable value of $4.1 million.  Also, the Company had troubled debt restructurings totaling $6 million. The Company continues to maintain appropriate reserves for credit losses.

•
Seven properties held in real estate acquired through foreclosure or a deed-in-lieu of foreclosure, were sold during the nine months ending September 30, 2009.  Net losses were realized on five of the seven properties sold.  In aggregate, losses on the five properties totaled $183 thousand while a gain of $2 thousand was realized on the other two properties.  The Company also recovered $70 thousand for a loan originally transferred into OREO during 2008 and a refunded escrow deposit.

•	Deposits at September 30, 2009 increased to $277.5 million from $244.6 million as of December 31, 2008.

•
The Company incurred net losses of $1.4 million and $4.4 million for the three month and nine month periods ended September 30, 2009, respectively, compared to net losses of $1.8 million and $4.0 million for the three month and nine month periods ended September 30, 2008, respectively.

•
Net interest income, the Company’s main source of income, was $1.4 million and $4.4 million during the three month and nine month periods ended September 30, 2009, respectively,  compared to $2.0 million and $6.7 million for the comparable three month and nine month periods in 2008.

•
The Company increased the allowance for credit losses by $528 thousand from December 31, 2008 to September 30, 2009.  Over this nine month period, the allowance for credit losses was increased by a provision of $5.7 million in order to reserve for credit losses inherent in the loan portfolio and was reduced by net charge-offs totaling $5.2 million.  Reserves against commercial loans, Home Equity Lines of Credit (“HELOCs”), residential and commercial real estate loans have increased from June 30, 2009 to September 30, 2009, reflecting recognition of an increase in losses inherent in these portfolios.  Net charge-offs were $2.3 million for both second and third quarters of 2009, preceded by $508 thousand the first quarter, resulting in year-to-date net charge-offs of $5.2 million for the first nine months of 2009.

•
Non-interest income increased by $36 thousand and $66 thousand, or 17.8% and 10.7% for the three month and nine month periods ended September 30, 2009, respectively, as  compared to the same periods in 2008 due principally to the gains on sale of mortgages partially offset by losses realized on the sales of other real estate owned.

•
Non-interest expenses decreased by $315 thousand and $1.6 million or 12.2% and 19.8%, for the three month and nine month periods ended September 30, 2009, as compared to the comparable three month and nine month periods in 2008 due largely to continued cost savings from several staff reductions subsequent to the first quarter of 2008 and staff turnover during 2009.

•	The Company’s common stock closed at $1.98 on September 30, 2009, which represented a 65% decline from its closing price of $5.70 on September 30, 2008.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

In addition, as previously reported, on February 6, 2009, the Bank voluntarily entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”), its primary banking regulator ( the “Consent Order”), that requires the Bank to take certain actions.

Results of Operations

General
The Company recorded net losses of $1.4 million and $4.4 million for the three month and nine month periods ended September 30, 2009. This compares to net losses of $1.8 million and $4.0 million for the same periods in 2008. This is a decrease of $332 thousand or 18.7 % for the three month period and an increase of $334 thousand or 8.3% for the nine month period. The increase in losses in the nine month period is due primarily to reductions in net interest income and  higher Federal Deposit Insurance Corporation (“FDIC”) insurance and outsourcing costs partially offset by reductions in salary expense and additional income tax benefits during the first nine months of 2009 as compared to the first nine months of 2008.

The Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officers. For the nine month periods ended September 30, 2009 and 2008, net gains on the sale of mortgage loans totaled $430 thousand and $214 thousand, respectively. Gains on the sale of mortgage loans have increased for the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008 due to a general increase in refinance activity in the Company’s markets.

In 2004, the Company began purchasing 100% participations in mortgage loans originated by a mortgage company in the Baltimore metropolitan area. The participations were for loans for which a secondary market investor had committed to purchase. The participations were typically held for a period of three to four weeks before being sold to the secondary market investor.  The Bank terminated the program in August 2008 due to deterioration in the national mortgage markets and, as of September 30, 2009, the Company had no such loans outstanding under this program, which were classified as held for sale.  The Company earned $97 thousand from this program for the same period in 2008.

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

Net interest income was $1.4 million and $4.4 million for the three month and nine month periods ended September 30, 2009 as compared to $2.0 million and $6.7 million for the same three month and nine month periods in 2008. This represents a decrease of 29% and 35% for the three month and nine month periods ended September 30, 2009, as compared to the same periods in 2008.

Total interest income for the three month and nine month periods ended September 30, 2009 was $3.0 million and $9.3 million respectively, compared to $3.6 million and $11.8 million for the same periods ended September 30, 2008.  The 15% and 21% decrease for the three month and nine month periods, respectively, over the same periods in 2008 were primarily attributable to lost interest from an increase in the average balance of non-accrual loans and the decline in average total loans outstanding. In addition, the average target federal funds rate decreased from 2.44% for the first nine months of 2008 to a range of 0 to ..25% for the first nine months of 2009.  As a result, due to  the substantial number of variable rate loans in our portfolio, which re-price based on the federal funds target rate, the yields on interest earning assets decreased from 6.09% for the nine months ended September 30, 2008 to 4.47% for the nine months ended September 30, 2009.

The percentage of average interest-earning assets represented by loans was 84.1% and 94.8% for the nine month periods ended September 30, 2009 and 2008, respectively. The high percentage of loans to earning assets is consistent with management’s strategy to maximize net interest income by maintaining a higher concentration of loans, which typically earn higher yields than investment securities. For the nine month period ended September 30, 2009, the average yield on the loan portfolio decreased to 5.16% from 6.34% for the nine month period ended September 30, 2008, primarily as a result of the decrease in the federal funds rate and the high percentage of variable-rate loans in our loan portfolio noted above.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was .81% for the nine month period ended September 30, 2009 as compared to 1.52% for the same period in 2008. This decline in the average yield was a direct result of a decrease in federal funds rate for the 2009 period.  The percentage of average interest-earning assets represented by investment securities, federal funds sold and interest bearing cash balances was 15.9% and 5.2% for the nine month periods ended September 30, 2009 and 2008, respectively.   As of September 30, the weighted average yield for the available for sale investment portfolio was approximately 3.10%.

Interest expense from deposits and borrowings for the three month and nine month periods ended September 30, 2009 was $1.6 million and $4.9 million, respectively, compared to $1.6 million and $5.1 million, respectively for the same periods in 2008. The decrease for the nine month period is the result of the previously discussed reduction in the target federal funds rate offset by an increase in the percentage of deposits held in the form of Certificates of Deposit (“CDs”). CDs are the Bank’s most expensive form of deposits. As of September 30, 2009, CDs comprised 78.7% of average interest-bearing liabilities compared to 52.3% of average interest-bearing liabilities as of September 30, 2008, due to management’s decision to maintain a higher level of liquidity since it has no available back up lines of credit.  Average rates paid on all interest-bearing liabilities decreased from 3.20% for the nine month period ended September 30, 2008 to 2.90% for the nine month period ended September 30, 2009.

As a result of the factors discussed above, the net interest margin decreased to 2.10% for the nine month period ended September 30, 2009 from 3.48% for the same period in 2008. Although management has been able to decrease deposit rates, the yield on loans and investments decreased to a greater extent than the cost of funds. Management has observed ongoing pressure to offer lower rates on loans as the market for loans has become more competitive while demand remains low.  In addition, the market is very competitive for deposits, which has limited management’s ability to maintain margins through reductions in the interest rates on deposit accounts generally and certificate of deposit rates in particular.

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

Nine Months Ended September 30, 2009
	Average Balance		Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$233,836,584		$9,025,431	5.16%
Investment securities	8,661,377		200,092	3.09
Federal funds sold and interest bearing cash balances	35,401,069		65,812	.25
Total earning assets	277,899,030		9,291,335	4.47%
Less: Allowance for credit losses	(5,930,245)
Cash and due from banks	5,602,900
Other real estate owned	3,532,883
Premises and equipment, net	1,011,552
Investment in bank owned life insurance	5,346,298
Current and deferred taxes receivable	5,823,277
Accrued interest receivable and other assets	2,589,503
Total assets	$295,875,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$38,733,863		85,631	.30%
Regular savings deposits	1,047,747		-	.00
Time deposits	178,374,265		4,369,854	3.28
Short-term borrowings	620,025		2,191	.47
Subordinated debt	8,000,000		461,354	7.71
Total interest-bearing liabilities	226,775,900		4,919,030	2.90%
Net interest income and spread			$4,372,305	1.57%
Non-interest-bearing demand deposits	53,024,502
Accrued expenses and other liabilities	1,057,313
Stockholders’ equity	15,017,483
Total liabilities and stockholders’ equity	$295,875,198

Interest and fee income/average earning assets	4.47%
Interest expense/average earning assets	2.37
Net interest margin	2.10%

Return on Average Assets (Annualized)	(1.92	) %
Return on Average Equity (Annualized)	(38.95	) %
Average Equity to Average Assets	5.08%

Nine Months Ended September 30, 2008
	Average Balance		Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$245,469,775		$11,650,759	6.34%
Investment securities	1,335,063		43,612	4.36
Federal funds sold and other overnight investments	12,197,159		110,291	1.21
Total earning assets	259,001,997		11,804,662	6.09%
Less: Allowance for credit losses	(6,292,206)
Cash and due from banks	616,815
Other real estate owned	1,926,912
Premises and equipment, net	1,290,746
Investment in bank owned life insurance	5,118,128
Current and deferred tax receivable	3,262,819
Accrued interest receivable and other assets	1,579,842
Total assets	$266,505,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	75,649,935		1,041,630	1.84
Regular Savings deposits	1,586,431		3,632	.31
Time deposits	110,540,597		3,340,515	4.04
Short-term borrowings	15,580,423		220,633	1.89
Subordinated debt	8,000,000		451,645	7.54
Total interest-bearing liabilities	211,357,386		5,058,055	3.20%
Net interest income and spread			$6,746,607	2.89%
Non-interest-bearing demand deposits	35,765,362
Accrued expenses and other liabilities	1,098,372
Stockholders’ equity	18,283,933
Total liabilities and stockholders’ equity	$266,505,053

Interest and fee income/average earning assets	6.09%
Interest expense/average earning assets	2.61
Net interest margin	3.48%

Return on Average Assets (Annualized)	(2.03	) %
Return on Average Equity (Annualized)	(29.52	) %
Average Equity to Average Assets	6.86%

Provision for Credit Losses

The provision for credit losses was $1.8 million and $5.7 million for the three month and nine month periods ended September 30, 2009, respectively, compared to $2.5 million and $5.5 million for the comparable periods in 2008. The amount of the provision for credit losses is reflective of the ongoing economic difficulties that many businesses and households are experiencing.  The economy continues to suffer the effects of further declines in the values of real estate, which represents a substantial portion of the collateral for non-performing loans.

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, income on bank owned life insurance and cash management fees. For the three month and nine month periods ended September 30, 2009, the Company realized non-interest income of $238 thousand and $680 thousand, respectively, as compared to $202 thousand and $615 thousand for the same periods in 2008. Gains on the sale of mortgage loans of $105 thousand and $430 thousand comprised 44.3% and 63.3% of the total for the three month and nine month periods ended September 30, 2009, respectively. This compares to gains on the sale of mortgage loans of $73 thousand and $214 thousand, or 36% and 35%, of total non-interest income for the three month and nine month periods, respectively, ended September 30, 2008. The level of gains on the sale of mortgage loans increased for the three month and nine month periods ended September 30, 2009 due to a general increase in home refinance activity in the Company’s markets.

Losses on the sale of OREO properties totaled $11 thousand and $180 thousand for the three month and nine month periods ended September 30, 2009 as compared to a loss of $1 thousand in the three month period and a gain of $1 thousand in the nine month period ended September 30, 2008. Increased foreclosure activity and deteriorating economic conditions beginning early in 2008 and continuing during the first nine months of 2009 has caused housing prices to decrease, which is the reason for the increased loss during the 2009 periods.  During the first nine months of 2008, there were six OREO properties sold compared to seven properties that were sold during the first nine months of 2009.

Service charges on deposit accounts totaled $73 thousand and $244 thousand for the three month and nine month periods ended September 30, 2009, respectively, as compared to $59 thousand and $184 thousand for the same periods in 2008. The increase of 23.8% and 32.5% is attributable to an increase in overdraft fees charged on transaction accounts as well as an increase in analysis fees charged on business checking accounts. Although overdraft fees increased, the Company continues to maintain a very low level of average overdrafts. Analysis fees have increased as a result of the previously discussed Federal Reserve actions with respect to the target federal funds rate, which reduced the rates used to calculate credits available to customers to offset any analysis fees they incurred.

Gains on the sales of fixed assets totaled $1 thousand and losses totaled $20 thousand for the three month and nine month periods ended September 30, 2009.  The loss for the nine months is associated with the closing of our loan production office in Columbia, Maryland in March 2009 and the relocation of our former mortgage loan origination office from Towson, Maryland to the Company’s headquarters building in Lutherville, Maryland in November 2008.

The year to date decrease in other income of 16.6% is attributable to lower wire transfer and official check fees as a result of our providing fewer of these services during the first three quarters of 2009.

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

Non-Interest Expense

Non-interest expense for the three month and nine month periods ended September 30, 2009 totaled $2.3 million and $6.6 million, respectively. This compares to non-interest expense for the comparable periods in 2008 of $2.6 million and $8.3 million. The decrease of $315 thousand and $1.6 million, or 12.2% and 19.8%, is primarily attributable to a decrease in salary and employee benefits as a result of reductions in personnel subsequent to March 31, 2008 and the turnover of existing staff, partially offset by increases in outsourcing costs and FDIC insurance costs.  Salaries and benefits expense decreased to $875 thousand and $2.7 million for the three month and nine month periods ended September 30, 2009 from $1.5 million and $4.7 million for the same periods of 2008.  The decreases in salaries and benefits for the 2009 periods related to three separate reductions in personnel since March 31, 2008, including the closing of the loan production office in Columbia, Maryland during the first quarter of 2009.  As of September 30, 2009, we had 43 active employees as opposed to 60 at September 30, 2008.

Occupancy expenses decreased by $53 thousand and $73 thousand for the three-months and nine months ended September 30, 2009. During the second quarter of 2009, the Company successfully negotiated sub-leases of its former Towson, Maryland mortgage origination office and for space that became available in the Company’s Lutherville, Maryland headquarters building. In addition, the Company negotiated with a sub-tenant for the space in the former loan production office in Columbia, Maryland who began sub-leasing the space in June 2009.  As a result, net occupancy expenses have decreased from 2008 levels and also decreased slightly from second quarter levels of 2009.

Furniture and equipment expense decreased by $9 thousand and increased by $28 thousand, or 8.2% and 9.1%, for the three months and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  The increase year to date is primarily due to real estate taxes paid on a higher number of foreclosed properties owned in 2009 compared to 2008.  Management agreed to pay the real estate taxes on properties that were securing non-performing loans in the process of workout in order to prevent auction of such properties by various local governments.

Legal and professional fees decreased $75 thousand and $133 thousand, or 38.6% and 20.4%, for the three months and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. A significant portion of the decrease this year was attributable to a higher level of workout activity during the first nine months of 2008 compared to 2009.

Data processing costs increased by $20 thousand and by $9 thousand, or 10.8% and 1.3%, for the three months and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increased data processing costs in the third quarter of 2009 was primarily attributable to additional expense for the upgrade of a commercial loan software package and these increased costs will continue for the next eight months.

Outsourcing costs increased by $164 thousand and by $433 thousand, or 557% and 294%, respectively, for the three months and nine months ended September 30, 2009 as compared to the same periods in 2008.  Most of the increase is due to the cost of outside professional services firms providing additional personnel to assist the Company with streamlining process flows, bridging gaps in the workforce caused by the departure of several employees and with preparing materials required by the OCC Consent Order.

Advertising and marketing-related expenses decreased $83 thousand and $286 thousand, or 75.6% and 69.6%, respectively, for the three months and nine months ended September 30, 2009 as compared to the same periods in 2008. The decrease is a result of the combination of expenses incurred in 2008 as the Company expanded the business development staff and is pursuant to the opening of the office in Columbia, Maryland in December 2007, as well as an effort to reduce overall costs for 2009.  With a focus on minimizing costs, the Company deemed advertising a discretionary expenditure and has curtailed such expenditures beginning in January 2009.

There was a decrease of $15 thousand, or 13.2%, in the provision for losses on other real estate owned for the nine month period ended September 30, 2009 compared to the same period in 2008. The decrease is due to the fact that management accepted contract offers to purchase various OREO properties before updated appraisals could be obtained.  There were further declines in the values of OREO during 2009 but they are evidenced by the increase in losses on the sales of OREO that were discussed previously under the heading “Noninterest Income.” There was an increase of $6 thousand, or a 10.2% increase during the three month period ended September 30, 2009 as compared to the same period in 2008.

FDIC insurance premiums have increased $324 thousand and $533 thousand or 702.3% and 393.2 % for the three month and nine month periods ended September 30, 2009, respectively, over the same periods in 2008.  The FDIC insurance premium increases are the direct result of the Company’s rating downgrade and also reflects a special assessment of $150 thousand payable on September 30, 2009. The higher FDIC insurance rate will remain at the elevated level until the Bank’s rating improves, which could happen after a capital infusion and several consecutive quarters of net earnings.

Other expenses for the three month and nine month periods ended September 30, 2009 totaled $187 thousand and $522 thousand, respectively.  This compares to other expense for the comparable periods in 2008 of $125 thousand and $606 thousand, respectively.  An increase of $62 thousand in the third quarter is largely attributable to higher loan collection costs as compared to the third quarter of 2008.  Higher loan collection costs are attributable to greater amounts of tax, legal and maintenance expenses associated with maintaining and recovering troubled assets.  There was also a reversal of $64 thousand in accrued director fees in the third quarter 2008 that decreased the other expenses amount during the 2008 period.  There are no director fees accrued for 2009 since the directors waived their fees effective January 1, 2008 for an indefinite period of time going forward. The year to date decrease of $84 thousand, or 13.8% is primarily attributable to lower membership dues, telephone and printing expenses as a result of cost control measures instituted during 2008 which were partially offset by increases in OCC assessments and loan collection costs.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before provision for credit losses and non-interest income. The Company’s efficiency ratio was 136.1% and 131.2% for the three month and nine month periods ended September 30, 2009. This compares to 117.2% and 112.3% for the same periods in 2008. The increase in the efficiency ratio from the prior year is primarily a result of the previously discussed decline in interest revenues.

Income Taxes

For the three month and nine month periods ended September 30, 2009, the Company recorded an income tax benefit of $957 thousand and $2.9 million, respectively, compared to benefits of $1.1 million and $2.4 million recorded for the same periods in 2008.  The changes in tax benefits are directly proportional to the changes in pre-tax losses recognized for the three months and nine months ended September 30, 2009, when compared to the comparable periods in 2008.

Financial Condition

Composition of the Balance Sheet

As of September 30, 2009, total assets were $297.5 million. This represents an increase of $26.9 million, or 10%, since December 31, 2008. The change in total assets includes increases of $52.7 million in cash and due from banks, $20.9 million in investment securities and $254 thousand in other real estate owned, net. These increases were partially offset by decreases of $45.5 million in loans net of the allowance for credit losses, $1.1 million in federal funds sold and other overnight investments, $350 thousand in current and deferred taxes, and $287 thousand in premises and equipment.

As of September 30, 2009, loans net of unearned fees and excluding loans held for sale, totaled $201.1 million. This represents a decrease of $46.1 million, or 18.7%, from a balance of $247.2 million as of December 31, 2008.

The composition of the loan portfolio as of September 30, 2009 was approximately $94.6 million of commercial loans, $3.1 million of consumer loans, and $103.4 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2008 was approximately $125.3 million of commercial loans, $3.8 million of consumer loans, and $118.1 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $2.3 million and $1.2 million as of September 30, 2009 and December 31, 2008, respectively. The decrease in the loan portfolio is due to management’s efforts to restrict loan growth in order to increase capital levels, liquidity and the Bank’s regulatory capital ratios.

Out of $201.1 million in total loans outstanding, the Company carried on its books $22.0 million in its Towson mortgage loan portfolio at September 30, 2009.  The Towson portfolio includes loans to investors for residential construction and reconstruction projects which continue to exhibit especially high levels of credit risk.  During the first nine months of 2009, the Company charged-off $2.8 million of loans from this portfolio.  Nearly 55% of the Bank’s total charge-offs in the third quarter of 2009 were Towson mortgage consumer construction credits.  At September 30, 2009, approximately 73% or $16.1 million, of Towson portfolio loans were on the Company’s watch list of carefully managed credits.  Of these watch list loans, $14.1 million were impaired at September 30, 2009, including $5.0 million of troubled debt restructures.  The Towson portfolio has specific reserves totaling $2.3 million.  In addition, the Towson portfolio had $568 thousand of loans at September 30, 2009 which were 30 to 89 days past due.  The Company is no longer originating loans to investors for consumer and commercial construction except for owner-occupied projects.  Management has devoted significant time and resources to resolving problems in the Towson portfolio.  These efforts have included working with borrowers on restructuring where appropriate and where possible, to secure the pledge of additional collateral, and seeking potential investors to facilitate property sales.  Since the economic climate and housing market are making it difficult for borrowers to sell or refinance their projects, management cannot assure that its actions will result in decreasing rates of non-accrual and past-due loans in its Towson portfolio in future periods.  In October 2009 the loan officer who was managing the workout of troubled Towson mortgage loans resigned his position with the Bank.  His duties are currently being performed by existing staff and management does not anticipate significant adverse effects on its credit administration over this portfolio as a result of such resignation.

The Company’s credit quality issues are no longer contained predominantly within the Towson mortgage portfolio, however.  As unemployment has remained high and continues to increase, the effects of the recession continue, characterized by a continuing depressed real estate environment and lower property values.  These conditions have adversely affected an increasing number of the Company’s borrowers.  Through September 30, 2009, net charge-offs of commercial loans that were not from the Towson mortgage portfolio totaled $1.5 million, including $365 thousand during the third quarter of 2009. Commercial loans on the watch list reached $14.7 million at September 30, 2009.  These loans represent core business loans to clients for the operation of their small to middle-market enterprises or professional service firms.  In addition, among loans not in the Towson mortgage portfolio, commercial construction loans past due 30 to 89 days totaled $653 thousand at September 30, 2009, while commercial real estate past due credits were $841 thousand.  Overall, loans outside the Towson portfolio comprised nearly three-quarters of 30-89 days past due credits at September 30, 2009.  During the third quarter of 2009, management analyzed its large HELOC portfolio, identifying a number of borrowers for downgrade and for closer monitoring of those who have weak credit scores. Delinquency reports and charge-offs did not indicate a problem with this portfolio at September 30, 2009.  However, given economic conditions and the repeated appearance of some HELOC customers on reports of loans past-due less than 30 days, coupled with experience that HELOC credits can move quickly from performing to loss without normal migration over time through watch list grades, management is allocating more time, effort and reserves to this portfolio.  Management is aware of credit deterioration, especially in our commercial, commercial real estate and HELOC portfolios, and is applying sound and improved credit and workout administration to address them timely and thoroughly.

Troubled debt restructures amounted to $6.0 million at September 30, 2009, comprised exclusively of real estate secured credits, principally from the commercial real estate portfolio, compared to $952 thousand of troubled debt restructures at December 31, 2008.

 During the nine month period ending September 30, 2009, the Company either foreclosed or accepted deeds-in-lieu of foreclosure on eight pieces of residential real estate related to investor-owned residential real estate. These properties were placed into other real estate owned at estimated net realizable value of approximately $1.8 million. The difference between the related loan balances and the net realizable value, $1.3 million, was charged off to the allowance for credit losses during the period. The foreclosures combined with additional property sales, certain capitalized expenditures, and allowance adjustments resulted in a net increase in other real estate owned of $254 thousand between the December 31, 2008 net carrying value of $3.9 million and the September 30, 2009 net carrying value of $4.1 million.

At September 30, 2009, the Company had cash and due from banks of $59.9 million as compared to $7.3 million as of December 31, 2008. This increase is a result of management’s increased focus on liquidity during 2009.  See the Liquidity section later in this Management’s Discussion and Analysis for further information.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, investment securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and bank owned life insurance. Excluding cash and due from banks, these overnight investments totaled approximately $943 thousand as of September 30, 2009 compared to approximately $2.0 million as of December 31, 2008. The decrease is temporary and is a result of management’s increased focus on capital ratios at quarter end September 30, 2009.

 In March 2009, the Board of Directors approved a new investment policy and authorized management of the Company to invest in a traditional securities portfolio in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment securities available for sale balances of $20.9 million as of September 30, 2009 are investment securities such as agency-backed bonds and mortgage-backed securities.  The Company held Federal Reserve Bank stock and FHLB of Atlanta stock in other equity securities of $663,450 and $487,700 as of September 30, 2009 and $704,200 and $535,400 as of December 31, 2008, respectively.

Included in other assets at September 30, 2009 is approximately $132 thousand of deferred stock issuance costs.  These are costs incurred predominately for services rendered by legal counsel and investment advisors for the specific purpose of raising capital via the issuance of stock to qualified sophisticated investors in a private placement.  If the Company is successful in its capital raising efforts, these costs will be charged to the additional paid in capital account thereby partially offsetting the increase to capital.  If the Company is not able to raise additional capital, the costs must be eliminated from the asset category by a charge to expense in the period that such efforts to raise capital are abandoned.

Deposits at September 30, 2009 were $277.5 million of which approximately $11.0 million, or 3.96%, was related to one customer. Deposits at December 31, 2008 were $244.6 million of which deposits for the same customer stood at approximately $5.3 million, or 2.2%, of total deposits. The deposits for this customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.  The increase in total deposits from December 31, 2008 was primarily related to efforts to gather reasonably priced national market CDs to fund current and anticipated maturities of brokered certificates of deposit. National market certificates of deposit are discussed in more detail below.

In 2006, the Company began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company placed funds through CDARS on behalf of a customer, it was eligible to receive matching deposits through the network. The Company also had the ability to raise deposits directly through the network.  These deposits received through the CDARS program are considered “Brokered Deposits” for bank regulatory purposes. At December 31, 2008, the Company had approximately $3.1 million of CDARS deposits all of which was placed on behalf of customers.  As a result of falling below the “well-capitalized” status for regulatory reporting purposes, the Company may still place customer deposits with CDARS but it is no longer permitted to accept brokered deposits including the match portion through the CDARS program. As of September 30, 2009 there were no reciprocal CDARS deposits on the Bank’s books.

The market in which the Company operates is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. The Company has chosen to selectively compete for large certificates of deposit. As of September 30, 2009, the Company had total outstanding certificates of deposit of $189.1 million of which approximately $154.9 million were obtained through the listing of certificate of deposit rates on two internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit).  The national market certificates of deposit were issued with an average yield of 2.55% and an average term of 7.51 months. Included in the $154.9 million are national market certificates of deposit totaling approximately $21.0 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 4.14% and an average term of 4.14 months.  As of December 31, 2008, the total certificates of deposit obtained through the listing of certificate of deposit rates on the internet-based listing services was approximately $94.9 million. Included in the $94.9 million were national market certificates of deposit totaling $80.5 million that had been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as all deposits other than brokered deposits and national market certificates of deposit, CDARS deposits and $11.0 million of deposits from the large customer described above, stood at $114.6 million as of September 30, 2009.  Core deposits declined by $32.8 million or 22.26%, from the total as of December 31, 2008 of $147.4 million.  Overall, the Company did not aggressively compete for new local deposits during 2009; as a result, deposits other than national market certificates of deposit decreased, which is the primary reason for the decrease in core deposits from 2008.  Core deposits are closely monitored by management because such deposits are considered not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Borrowed funds as of December 31, 2008, consisted of $1.9 million borrowed under Federal Funds lines of credit. These borrowings were unsecured and subordinated to all deposits.  As of September 30, 2009 there were no borrowed funds.

Subordinated debt consists of $8 million of fixed interest rate trust preferred securities issued through a Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Company formed the Trust on December 12, 2005, and the Trust issued $8 million of trust preferred securities to investors at a fixed interest rate of 7.20%. The trust preferred securities bear a maturity date of February 23, 2036, but may be redeemed at the Company’s option on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, and require quarterly distributions by the trust to the holder of the trust preferred securities. The securities are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated securities. The trust preferred securities qualify as Tier 1 capital at the holding company level, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.  On January 6, 2009, the Company provided notice under the Indenture of its election to defer the interest payment due on February 23, 2009.  On May 1, 2009, the Company provided notice under the Indenture of its election to continue the extension of its previous deferral and of its election to defer the interest payment due on May 23, 2009.  As a result of the Company’s restriction on paying dividends pursuant to the Consent Order and the written agreement between the Parent and the Federal Reserve Bank of Richmond entered into on April 28, 2009 (the “Reserve Bank Agreement”), which events we have previously reported, we anticipate that we will continue to defer such interest payments for the immediate future, in any case as long as the Consent Order and Reserve Bank Agreement are in effect.  As of September 30, 2009, $501 thousand of interest payments remains due to investors.

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

The allowance for credit losses was $6.2 million at September 30, 2009, compared to $5.7 million at December 31, 2008.  These amounts, as a percentage of total loans plus loans held for sale, represented 3.05% at September 30, 2009, compared to 2.29% at December 31, 2008.  Excluding loans held for sale, the allowance for credit losses was 3.08% of total loans at September 30, 2009, versus 2.30% at December 31, 2008.  The increase in the level of the allowance resulted from the offsetting effects of a $5.7 million provision for credit losses during the first nine months of 2009, coupled with net charge-offs of $5.2 million.  Significant net charge-offs in the third quarter of 2009, totaling $2.3 million, and level with charge-offs for the second quarter of 2009, reflected losses resulting from the impact of the recent recession.  Increases in specific reserves have resulted largely from collateral shortfalls, when compared to the loan’s principal balance outstanding, with the application of the collateral method of measuring impairment under FASB guidance for “Accounting by Creditors for Impairment of a Loan.”  When this occurs, management acts to further secure the loan with additional collateral, allocates reserves for the difference between loan principal and its collateral net of selling costs, and, if necessary, timely pursues foreclosure actions and charges off any losses.

Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of September 30, 2009, the Company had non-accrual loans totaling $10.9 million, all of which were impaired and included on the watch list.  Non-accrual loans are divided in approximately equal amounts between loans for investor residential real estate in the Towson portfolio on the one hand, and more traditional commercial lending to small and middle-market businesses and professional service firms on the other.  The Towson mortgage portfolio, as noted above, was adversely affected by the slowdown in the real estate market that reduced the ability of its borrowers to refinance or sell properties as quickly as anticipated.  On the commercial lending side, also as noted above, the length, severity and continuing impact of the recent recession, coupled with unusually high levels of unemployment, resulted in the deterioration in credit quality.  Nonperforming loans, comprised of non-accrual loans, loans past due 90 days or more and still accruing and troubled debt restructures, represented 8.3% of total loans, including loans held for sale, at September 30, 2009, in comparison to 6.6% reported as of December 31, 2008.  Of non-accrual loans, those at least partially collateralized by real estate totaled $9.6 million at September 30, 2009.

The Company recorded $2.3 million and $5.2 million of net charge-offs during the three month and nine month periods ended September 30, 2009, respectively, compared to $2.5 million and $3.8 million during the three month and nine month periods ended September 30, 2008.

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

The Company's most liquid assets are cash and assets that can be readily converted into cash, including federal funds sold, other overnight investments and investment securities. As of September 30, 2009, the Company had $59.9 million in cash and due from banks, $943 thousand in federal funds sold and other overnight investments, $20.9 in investment securities and $2.3 million in loans expected to be sold within 60 days. As of December 31, 2008, the Company had $7.3 million in cash and due from banks, $2.0 million in federal funds sold and other overnight investments and $1.2 million in loans expected to be sold within 60 days.

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

As previously discussed, the Company is attempting to raise funds via a private placement of its common stock.  It is necessary for the Company to raise these funds and to recapitalize the Bank in order for the Bank to continue operations.  If we cannot raise sufficient capital before the Bank reaches regulatory capital levels that will result in a receivership of the Bank, we will attempt a direct sale of the Company and/or Bank or of the Bank’s assets.

If our capital raising efforts are successful, proceeds from a private placement would add approximately $15 million or more of cash to the balance sheet.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 2009, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$57,149,867	20.24%	$57,149,867	$-	$-	$-
Loans held for sale	2,318,791	.82	2,318,791	-	-	-
Loans – Variable rate	106,260,082	37.63	106,260,082	-	-	-
Loans – Fixed rate	94,808,754	33.58	9,537,862	16,436,742	60,613,679	8,220,471
Investment & Other Equity Securities	21,807,489	7.73	-	1,870,070	4,838,954	15,098,465
Total interest-earning assets	$282,344,983	100.00%	175,266,602	$18,306,812	65,452,633	23,318,936

Interest-bearing liabilities
Deposits – Variable rate	$35,496,933	15.26%	$35,496,933	$-	$-	$-
Deposits – Fixed rate	189,108,474	81.30	50,935,701	111,350,932	26,821,841	-
Subordinated debt and short term borrowings	8,000,000	3. 44	-	-	-	8,000,000
Total interest-bearing liabilities	$232,605,407	100.00%	$86,432,634	$111,350,932	$26,821,841	$8,000,000

Periodic repricing differences
Periodic gap			$88,833,969	$(93,044,120)	$38,630,792	$15,318,936
Cumulative gap			$88,833,969	$(4,210,151)	$34,420,641	$49,739,577

Ratio of rate sensitive assets to rate sensitive liabilities			202.52%	16.44%	244.03%	291.49%

The Company has 59% of its interest-earning assets and 15% of its interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $49.7 million. The majority of this gap is concentrated in items maturing or repricing within 0 to 3 months. This gap is generally reflective of the Company’s effort, over the past 18 months, to maintain flexibility in the balance sheet in a declining interest rate environment. As rates have continued to drop over the past 15 months, the Company has elected not to extend the term on time deposits in an effort to minimize interest costs for the short-term while rates are still declining.  This analysis indicates that the Company will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of the Company's interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Loan commitments	$8,837,716	$14,981,584
Unused lines of credit	52,772,670	84,495,398
Letters of credit	1,440,831	2,924,671

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

Capital Resources

The Company had stockholders’ equity at September 30, 2009 of $10.8 million as compared to $15.0 million at December 31, 2008. The decrease in capital is a result of the operating loss incurred for the nine months ended September 30, 2009.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009	December 31, 2008
Total deposits	$277,530,696	$244,628,032
National market certificates of deposit (includes CDARS deposits)	(154,910,078)	(94,920,000)
Variable balance accounts (1 customer at September 30, 2009 and December 31, 2008)	(11,038,841)	(5,312,000)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$114,581,777	$147,396,032

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of September 30, 2009.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding the Company’s expectations with respect to resolving issues in its loan portfolio, potential increases in capital levels, liquidity and capital ratios, changes in loan growth, investment strategies, yield on the investment portfolio, future sources of income, decreased occupancy expenses, losses from off-balance sheet transactions, liquidity including anticipated sources of liquidity, the allowance for credit losses, interest rate sensitivity, deferral of interest payments on the trust preferred securities, future market conditions, the funding of loan commitments and letters of credit, the impact of the resignation of the loan officer managing the workout of troubled Towson mortgage loans on credit administration, planned capital raising and the impact of the failure to raise such capital and financial and other goals, as well as statements with respect to the future status of our loan portfolio are forward-looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-Q; the Company’s dependence on key personnel; risks related to the Bank’s choice of loan portfolio; continuing declines in the real estate market in the Company’s markets and in the economy generally, or a slower than anticipated recovery; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-K for the year ended December 31, 2008. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

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

None

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Bay National Corporation

Date: November 16, 2009	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ David E. Borowy
David E. Borowy, Treasurer
(Principal Accounting and Financial Officer)