Form 10-K
period 2009-12-31
BAY NATIONAL CORP
filed 2010-03-31
CIK 1089787

United States
 Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X      No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 (§232.405 of this chapter) of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes__No __

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ____

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes  __    No  X

The aggregate market value of the common equity held by non-affiliates was $2,041,909 as of June 30, 2009, based on a sales price of $1.25 per share of Common Stock, which is the sales price at which shares of Common Stock were last sold on the NASDAQ Stock Market on June 30, 2009.

The number of shares outstanding of the registrant's Common Stock was 2,154,301 as of March 24, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Description of Business

BUSINESS OF BAY NATIONAL CORPORATION AND BAY NATIONAL BANK

General

Bay National Corporation  was incorporated under the laws of the State of Maryland on June 3, 1999, primarily to serve as a bank holding company for a proposed federally chartered commercial bank to be named Bay National Bank.

Bay National Bank commenced operations on May 12, 2000 with its main office in Lutherville, Maryland and a branch office in Salisbury, Maryland.  Subsequently, it added residential lending offices located in Salisbury, Maryland and Baltimore, Maryland, in December 2007, a loan production office in Columbia, Maryland in October 2007 and a residential mortgage lending office in Cambridge, Maryland in May 2008.   The Columbia and Cambridge offices were closed in March 2009 and December 2009, respectively.   Bay National Bank accepts checking and savings deposits and offers a wide range of commercial and industrial, real estate, consumer and residential mortgage loans.

In this report references to “Company,” “we,” “our,” “ours,” “us” and similar references mean Bay National Corporation and its consolidated subsidiaries and references to “Bay National Corporation” means Bay National Corporation excluding its subsidiaries, unless the context otherwise requires.  We sometimes refer to our subsidiary Bay National Bank as the “Bank.”

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

Market Area and Facilities

Bay National Bank’s headquarters and Baltimore branch office are located at 2328 West Joppa Road, Lutherville, Maryland 21093.  Bay National Bank serves the Baltimore metropolitan area from that location, with its primary service area being Towson, Lutherville-Timonium, Cockeysville, Hunt Valley, Ruxton and Roland Park.  Bay National Bank’s Salisbury, Maryland branch office is located at 109 Poplar Hill Avenue, Salisbury, Maryland 21801, from which it serves Maryland’s lower Eastern Shore.  Bay National Bank also has two residential real estate loan production offices, which are  located in its Lutherville headquarters and in its Salisbury branch office.

Products and Services

Loan Portfolio

Bay National Bank offers a full range of loans, including commercial and industrial loans, real estate loans, consumer loans and residential mortgage and home equity loans.  Commercial business and commercial real estate loans for owner-occupied properties are Bay National Bank's primary loan products, accounting for approximately 77% of the loan portfolio as of December 31, 2009.

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

The following is a description of the types of loans that Bay National Bank has targeted in building its loan portfolio:

•
Commercial and industrial loans for business purposes including working capital, equipment purchases, lines of credit and government contract financing.  Asset-based lending and accounts receivable financing are also available.  As of December 31, 2009, these loans represented approximately 46% of Bay National Bank’s loan portfolio. In general, Bay National Bank targets small and mid-sized businesses in its market area with credit needs in the range of up to $5 million.

•
Commercial real estate loans, including mortgage loans on non-residential properties, and land development and construction loan financing, primarily for owner-occupied premises as well as first and second mortgage loans on commercially owned residential investment properties.  As of December 31, 2009, these loans represented approximately 31% of Bay National Bank’s loan portfolio.  We are currently decreasing the number of land development and construction loans that we originate and decreasing these loans as a percentage of new loans based on current market conditions.

•
Residential mortgage loans and construction loans secured by residential property, including first and second mortgage loans on owner-occupied and investment properties (1 to 4 family and multi-family) owned by individuals, and home equity loans secured by single-family owner-occupied residences. As of December 31, 2009, these loans represented approximately 21% of Bay National Bank’s loan portfolio.  Bay National Bank’s residential real estate loans are targeted to business owners and their employees, business professionals and high net worth individuals.

•
Consumer loans include automobile and personal loans. In addition, Bay National Bank offers personal lines of credit. As of December 31, 2009, these loans represented approximately 2% of Bay National Bank’s loan portfolio. Like its residential mortgage loans, Bay National Bank’s consumer loans are targeted to business owners and their employees, business professionals and high net worth individuals.

Prior to 2007, Bay National Bank originated some of its Eastern Shore residential mortgage loans through BNB Mortgage, LLC, a Maryland limited liability company, which is a joint venture between Bay National Bank and an Ocean City, Maryland real estate agent.  Bay National Bank was responsible for all of the operations of BNB Mortgage, LLC. Bay National Bank’s share of net income from this entity amounted to $2,682 for the year ended December 31, 2006 and no income was generated from this entity during 2009, 2008, and 2007.  All loans originated by BNB Mortgage, LLC were immediately sold to Bay National Bank. These loans were then sold to third party investors in the same fashion as other conventional first and second residential mortgage loans originated by Bay National Bank.  While recently this joint venture has not been active due to current market conditions, it is still operational and could potentially be a source for origination of loans in the future should real estate market conditions in the area improve.

Bay National Bank’s conventional first and second residential mortgage loans adhere to standards developed by Fannie Mae/Freddie Mac.  Bay National Bank sells most of its first and second residential mortgage loans in the secondary market. These loans essentially have a lower degree of risk and a lower yield relative to the other types of loans that Bay National Bank makes. Since these loans are typically sold, Bay National Bank offers these loans as well as certain residential construction loans to a broader array of individuals than its home equity loans and other consumer loan products. As of December 31, 2009, mortgage loans held for sale totaled approximately $415,000.

Deposits

Bay National Bank offers a wide range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, interest-bearing statement savings accounts and Certificates of Deposit (“CDs”) with fixed and variable rates and a range of maturity date options.

Other Banking and Financial Services

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

Bay National Bank offers, through strategic partners, investment advisory, risk management and employee benefit services. Through these affiliations, banking clients can receive a full range of financial services, including investment advice, personal and business insurance products and employee benefit products such as pension and 401(k) plan administration.  To the extent permitted by applicable regulations, the strategic partners may share fees and commissions with Bay National Bank.  As of December 31, 2009, Bay National Bank had not entered into any such fee arrangements.  When sufficient volume is developed in any of these lines of business, Bay National Bank may provide these services if permitted by applicable regulations.

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

Employees

As of March 24, 2010, Bay National Bank employed 38 individuals including one part-time employee.  Twenty-eight people operate from Bay National Bank’s headquarters and banking office in Lutherville, Maryland and ten people operate from the Salisbury, Maryland office. Bay National Corporation has no employees.

Recent Developments

OCC Consent Order

As we have previously disclosed, on February 6, 2009, Bay National Bank voluntarily entered into a Consent Order (the “Consent Order”) with the Office of the Comptroller of Currency (the “OCC”), our primary banking regulator.

Among other things, the Consent Order requires the Bank and/or its board of directors (the “Board”) to take certain actions, including developing and submitting written plans to the OCC, and imposes restrictions on the Bank designed to improve its financial strength.  In accordance with the Consent Order, the Bank’s Board has appointed a compliance committee to monitor, coordinate and report to the Board on the Bank’s compliance with the Consent Order.

Pursuant to the Consent Order, the Bank’s Board and its compliance committee have submitted a written analysis to the OCC in which the Bank details its decision to remain independent while continually evaluating other options.

We were not in compliance with the minimum capital requirements set forth in the Consent Order at April 30, 2009 and our request for an extension for compliance was denied.  As a result, we are required to develop a contingency plan for the Bank; we believe, however, that the terms of our previously-disclosed contemplated public offering of common stock and warrants, if successful, will satisfy the contingency plan requirement.    We are not in compliance with this portion of the Consent Order, however, because to date the OCC has not issued a determination of no supervisory objection to the strategic plan.

While we are working to comply with the terms of the Consent Order, we are not currently in compliance with any of the other requirements of the Consent Order.

The Bank’s Board and executive management have adopted a strategic plan that maps out a strategy for the Bank to restore its higher capitalization, strong earnings and good asset quality and to also eliminate the concerns raised by the OCC in the Consent Order.  Pursuant to the strategic plan, the Bank will return to its original business model, provide stronger risk controls and provide the management and support items necessary to continue to grow and serve its customer base.  However, see the discussion under “Capital Status” below for the impact that our low capital levels is having on our short-term plans for continuing operations.

For a more in-depth discussion of the Consent Order, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Capital Status

As of the filing of the Bank’s amended December 31, 2009 Call Report with the OCC on March 12, 2010, the Bank became classified as “significantly undercapitalized” as of December 31, 2009 under the Prompt Corrective Action provisions discussed under “Supervision and Regulation” below.  As a result, we are required to submit a capital restoration plan to the OCC addressing, among other things, the steps the Bank will take to become adequately capitalized.  We have submitted a capital restoration plan to the OCC, which is subject to OCC approval.

Under the capital restoration plan, the Bank’s Board and executive management will continue their efforts to raise capital.  However, they will attempt to preserve the remaining capital and through a decrease in risk weighted assets, increase its capital ratios.  The plan requires fewer employees during the stabilization process as no new business will be brought in and the remaining employees will be dedicated to improving asset quality and maintaining regulatory compliance while also ensuring safe and sound business practices are followed.  The Bank’s Board and executive management realize that successful execution of the plan to reduce assets alone will not place it in full compliance with the Consent Order.  However, successful execution will result in rising capital ratios for the Bank and enable it to reach “adequately capitalized” status by the end of 2010.

Federal Reserve Board Enforcement Action / Written Agreement

On April 28, 2009, pursuant to a formal enforcement action by the Federal Reserve Bank of Richmond, Bay National Corporation entered into a written agreement with the Reserve Bank (the “Reserve Bank Agreement”).  Pursuant to the Reserve Bank Agreement, Bay National Corporation agreed (i) not to take certain actions, including paying dividends, without approval of the Reserve Bank, (ii) to follow certain notice provisions with respect to director or executive officer changes, (iii) to comply with certain restrictions on indemnification and severance payments, and (iv) to provide quarterly progress reports to the Reserve Bank.  We are currently in compliance with all of the terms of the Reserve Bank Agreement.

For a more in-depth discussion of the Reserve Bank Agreement, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Appointment of New Chairman

On November 17, 2009 the Boards of Directors of Bay National Corporation and Bay National Bank elected Charles L. Maskell, Jr., CPA as Chairman of the board of directors of both organizations following Hugh W. Mohler’s resignation as Chairman.  Mr. Mohler remains as President and Chief Executive Officer of both Bay National Corporation and the Bank.

Repurchase of Trust Preferred Securities; Recognition of Deferred Tax Asset

As we have disclosed in our previously filed registration statement, we are attempting to negotiate with the holders of the trust preferred securities issued through our Delaware trust subsidiary, Bay National Capital Trust I, to redeem these securities at a discount to face value.  We have engaged an outside advisor to assist us in this effort.  There can be no assurance, however, that we will reach a binding agreement with the holders to redeem the trust preferred securities.

If we are successful in redeeming these securities at discount, the amount of the discount will result in a gain being recognized for Bay National Corporation.  The amount of the gain, net of applicable income tax expense, will be an addition to the retained earnings and the total capital of Bay National Corporation in the period such transaction is executed.

In addition, the gain we recognize from the redemption at a discount will be subject to federal and state income taxes.  Since Bay National Corporation does not have sufficient net operating loss (“NOL”) carryforwards to offset the entire gain, we are permitted to utilize a portion of the Bank’s NOLs  to offset the Federal income tax component in a consolidated Federal income tax return.  Ordinarily, an entity with a combination of sufficient past taxable income and/or sufficient probable future taxable income, can justify reporting a deferred tax asset on its books if the realization of the tax benefits from the NOL is more likely-than-not.  However, in the Bank’s case realization of the tax benefits in question is contingent on both the redemption of the trust preferred securities (at a discount) as well as subsequent reimbursement from Bay National Corporation.  Given the uncertainty underlying these two events the criterion for recognizing a deferred tax asset was not met and a valuation allowance was established against the entire deferred tax asset on the Bank’s financial statements as of December 31, 2009.

However, if we are successful in our efforts to redeem the trust preferred securities and are also able to raise sufficient capital to reimburse the Bank for the use of its tax benefits, the Bank would be permitted to reverse that portion of the valuation allowance which would result in the associated tax benefit to be reported for both financial statement and regulatory capital calculation purposes.  There can be no assurance, however, that we will be successful in this regard.

SUPERVISION AND REGULATION

General

Bay National Corporation and Bay National Bank are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations and generally are primarily intended to protect depositors, not stockholders. The following discussion is only a summary of certain material regulations, and does not purport to be a comprehensive summary of all regulations affecting the operations of Bay National Corporation and Bay National Bank.  Readers should refer to particular statutory and regulatory provisions for more detailed information. In addition, management cannot predict the nature or the extent of the effect on our business and earnings that new federal or state legislation may have in the future.

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

The FRB must approve, among other things, the acquisition by a bank holding company of control of more than 5% of the voting shares, or substantially all the assets, of any bank or bank holding company or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), the restrictions on interstate acquisitions of banks by bank holding companies were repealed in September 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, Bay National Corporation may acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

As a bank holding company, Bay National Corporation is prohibited from acquiring control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking, including managing or controlling banks or furnishing services for its authorized subsidiaries.  There are limited exceptions.  A bank holding company may, for example, engage in activities which the FRB has determined by order or regulation to be so closely related to banking and/or managing or controlling banks as to be "properly incident thereto."  In making such a determination, the FRB is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.  The FRB is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the FRB has determined by regulation to be closely related to banking include servicing loans, performing certain data processing services, acting as a fiduciary, investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, investments in their stock or other securities, and taking such stock or securities as collateral for loans to any borrower.  Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. The FRB modified Regulation Y to create exceptions to the Bank

Holding Company Act's anti-tying prohibitions and provide greater flexibility for bank subsidiaries of holding companies to package products and services with their affiliates.

In accordance with FRB policy, Bay National Corporation is expected to act as a source of financial strength to Bay National Bank and to commit resources to support Bay National Bank in circumstances in which Bay National Corporation might not otherwise do so.  The FRB may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

State Bank Holding Company Regulation.  Bay National Corporation is a Maryland corporation registered as a bank holding company under the Bank Holding Company Act of 1956 (“Holding Company Act”), as amended, and is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law.

Under Maryland law, a bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation (the "Commissioner").  In approving the application, the Commissioner must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland.  The Commissioner may not approve an acquisition if, upon consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland.  The Commissioner has authority to adopt, by regulation, a procedure to waive this requirement for good cause.  In a transaction for which the Commissioner's approval is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Commissioner, the parties to the acquisition must provide written notice to the Commissioner at least 15 days before the effective date of the acquisition.

The status of Bay National Corporation as a registered bank holding company under the Holding Company Act does not exempt it from certain federal and state regulations applicable to Maryland corporations, generally, including, without limitation certain provisions of the federal securities laws.

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

A national bank may expand its activities beyond serving as a depository institution, provided that any expanded activities must be conducted in a new entity called a “financial subsidiary” that is a subsidiary of the bank rather than the bank itself.  A financial subsidiary may engage in any activities in which a financial holding company or a financial holding company’s non-bank subsidiaries can engage, except that a financial subsidiary cannot underwrite most insurance, engage in real estate development or conduct merchant banking activities.  A financial subsidiary may be established through acquisition or de novo.

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

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank's earnings.  Thus, the earnings and growth of Bay National Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also on the monetary and fiscal policies of the United States and its agencies, particularly the FRB, which regulates the supply of money.  We cannot predict the nature and timing of changes in such policies and their impact on Bay National Bank.

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

The District of Columbia, Maryland, Delaware and Pennsylvania have all enacted laws that permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

Gramm-Leach-Bliley Act.  The Gramm-Leach Bliley Act (“GLBA”) substantially altered the statutory framework for providing banking and other financial services in the United States of America.  The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.  The GLBA also provides protections against the transfer and use by financial institutions of consumers’ nonpublic personal information.  A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  The privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

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

Tier 1 capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 capital), less goodwill, without adjustment in accordance with Financial Accounting Standards Board’s (FASB) guidance on “Accounting for Certain Investments in Debt and Equity Securities”. Tier 2 capital consists of the following: hybrid capital instruments, perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, term subordinated debt and intermediate-term preferred stock, and, subject to limitations, general allowances for credit losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets that are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one-to-four-family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighing system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans.  Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the OCC and the FDIC have established a minimum 3% Leverage Capital Ratio (Tier 1 capital to total adjusted assets) requirement for the most highly-rated national banks, with an additional cushion of at least 100 to 200 basis points for all other national banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4% or 5% or more. Under the applicable regulations, highest-rated banks and bank holding companies are those that the OCC and the FDIC determine are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A national bank or bank holding company that has less than the minimum Leverage Capital Ratio requirement must submit, to the applicable regulator for review and approval, a reasonable plan describing the means and timing by which the bank will achieve its minimum Leverage Capital Ratio requirement. A national bank or bank holding company that fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order.

The OCC  and FDIC regulations also provide that any insured depository institution with a Leverage Capital Ratio less than 2% is deemed to be operating in an unsafe or unsound condition.  Operating in an unsafe or unsound manner could lead the FDIC to terminate deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement with the OCC and FDIC to increase its Leverage Capital Ratio to such level as the OCC or FDIC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance by the OCC or the FDIC or their respective designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.  Such directive is enforceable in the same manner as a final cease-and-desist order.

On September 3, 2009, the United States Treasury Department issued a policy statement (the "Treasury Policy Statement") entitled "Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms."  The U.S. Treasury Department (the “Treasury”) developed this statement in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to the regulatory capital and liquidity regime for regulated banking organizations and other systemically important institutions.  The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms.  The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years.  The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement new capital standards at an earlier date.

On December 17, 2009, the Basel Committee on Banking Supervision ("Basel Committee") issued a set of proposals (the "Capital Proposals") that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital.  Most notably, the Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital.  The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the "Liquidity Proposals", and together with the Capital Proposals, the "2009 Basel Committee Proposals").  The Liquidity Proposals have three key elements, including the implementation of (i) a "liquidity coverage ratio", designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank's liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a "net stable funding ratio" designed to promote more medium and long term funding of the assets and activities of banks over a one year time horizon, and (iii) a set of monitoring tools that Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012.  The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals.  Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Prompt Corrective Action.  Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  Under applicable regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk-Based Capital Ratio of 10% or more, a Tier 1 Risk-Based Capital Ratio of 6% or more, a Leverage Capital Ratio of 5% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8% or more, a Tier 1 Risk-Based Capital Ratio of 4% or more and a Leverage Capital Ratio of 4% or more (3% under certain circumstances) and does not meet the definition of “well capitalized”; (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8%, a Tier 1 Risk-Based Capital Ratio that is less than 4% or a Leverage Capital Ratio that is less than 4% (3.3% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6%, a Tier 1 Risk-Based Capital Ratio that is less than 3% or a Leverage Capital Ratio that is less than 3%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.  Bay National Bank was deemed "significantly undercapitalized" as of December 31, 2009.

An institution generally must file a written capital restoration plan that meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. The federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving the capital restoration plan, subject to extensions by the applicable agency.

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty is limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized.  Such a guaranty expires after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters.  An institution that fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, is subject to the restrictions in Section 38 of the Federal Deposit Insurance Act which are applicable to significantly undercapitalized institutions.

Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act (FDIA) which: (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject, in certain cases, to specified procedures.  These discretionary supervisory actions include requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate.  Significantly undercapitalized and critically undercapitalized institutions are subject to these and additional mandatory and permissive supervisory actions.  As of December 31, 2009, Bay National Bank was subject to such statutory restrictions and limitations.

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

Deposit Insurance.  Bay National Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Substantially all of Bay National Bank’s deposits are insured by the DIF.  The FDIC has temporarily raised its coverage amounts through December 31, 2013 from $100,000 to $250,000 per insured depositor (as defined by law and regulation) and up to $250,000 for deposits held by individual retirement accounts.  On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except for IRAs and other certain retirement accounts which will remain at $250,000 per depositor.

Deposit Insurance Assessments.  Through the DIF, the FDIC insures the deposits of Bay National Bank up to prescribed limits for each depositor, as indicated in the preceding paragraph.  To maintain the DIF, member institutions are assessed deposit insurance premiums based on their current condition and the nature of their activities, and the revenue needs of the DIF, as determined by the FDIC.  For institutions that do not have a long-term public debt rating, the risk assessment is based on certain measurements of its financial condition and its supervisory ratings.  The FDIC maintains a risk based assessment system for determining deposit insurance premiums.  The FDIC has established four risk categories (I-IV), each subject to different premium rates, based upon an institution's status as well capitalized, adequately capitalized or under capitalized, and the institution's supervisory rating.  In December 2008, the FDIC raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in an increase in annualized assessment rates of ranging 12 to 50 basis points.  In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for member institutions beginning in the second quarter of 2009.  As a Risk Category IV institution, Bay National Bank’s annualized assessment rate is 45 basis points.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling five basis points of each institution's assets, minus its Tier 1 Capital, as of June 30, 2009, not to exceed 10 basis points of the institution’s domestic deposits.  The special assessment was part of the FDIC's efforts to rebuild the DIF.

In November 2009, the FDIC issued a rule that required all insured depository institutions to prepay their estimated quarterly risk based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, unless exempted by the FDIC.  The FDIC exempted Bay National Bank from the obligation to prepay its estimated quarterly risk based assessments.  The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011.  During the year ended December 31, 2009, Bay National Bank paid $904,000 in FDIC assessment premiums.

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

Temporary Liquidity Guarantee Program.  In 2009 Bay National Bank began participating FDIC’s Temporary Liquidity Guarantee Program (“TAG Program”) and paid a premium of 10 basis points per $100 to fully insure noninterest-bearing transaction accounts.  Although previously scheduled to expire on December 31, 2009, the TAG Program was extended until June 30, 2010.  The annual assessment rate applied to institutions participating during this extension period was increased to either 15 basis points, 20 basis points or 25 basis points, depending on the risk category assigned to the institution under the FDIC's risk-based premium system.  Bay National Bank did not opt out of the TAG Program and currently pays an annual assessment rate of 25 basis points per $100 for all accounts balances in excess of the $250,000 FDIC deposit insurance coverage amount.

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

Liquidity. Bay National Bank is subject to the reserve requirements of FRB Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits.  Specifically, amounts in transaction accounts above $10.3 million and up to $44.4 million must have reserves held against them in the ratio of 3 percent of the amount.  Amounts above $44.4 million require reserves of $1.023 million plus 10 percent of the amount in excess of $44.4 million.  Bay National Bank is in compliance with the applicable liquidity requirements.

Dividends.  The amount of dividends that may be paid by Bay National Bank to Bay National Corporation depends on its earnings and capital position and is limited by statute, regulations and policies.  As a national bank, Bay National Bank may not pay dividends from its paid-in surplus.  All dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for credit losses and bad debts.  In addition, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank’s net profits for the preceding two consecutive half-year periods (in the case of an annual dividend).  OCC approval is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  Under the terms of the Consent Order, Bay National Bank may not pay dividends unless it is in compliance with the capital program required by the Consent Order and applicable regulatory requirements and receives the OCC’s written non-objection.

Community Reinvestment Act.  The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their respective jurisdictions, the FRB, FDIC or OCC shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  An institution's CRA activities are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility as well as determining whether the institution will be permitted to exercise certain of the powers allowed by the GLBA.  The CRA also requires all institutions to make public disclosure of their CRA ratings. Bay National Bank received a “satisfactory” rating in its latest CRA examination conducted in October 2008.

USA PATRIOT Act.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act,” financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities.  The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements,  follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.

The Treasury has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Bay National Bank.  Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Bay National Bank has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.

The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.

Consumer Protection Laws.  Bay National Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act will prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those type of transactions. If a consumer does not opt in, any ATM transaction or debit that overdraws the consumer’s account will be denied. Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

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

FORWARD LOOKING STATEMENTS

Some of the matters discussed in this annual report including under the captions “Business of Bay National Corporation and Bay National Bank,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include forward-looking statements.  These forward-looking statements include statements regarding, among other things, statements in connection with our description of our strategic plan and actions to be taken in connection with the Consent Order, actions to be taken in connection with our capital restoration plan and the effects thereof including raising capital, increasing our capital ratios and becoming adequately capitalized by the end of 2010, our long-term business strategy, our expectations with respect to resolving issues in our loan portfolio, credit problems in the commercial real estate sector, loan workouts, future sources of revenue, liquidity including anticipated sources of liquidity going forward, the allowance for credit losses, interest rate sensitivity, payment of dividends, market risk,  effects of the resignation of the loan officer who was managing workouts of the Towson portfolio, increasing non-interest income, competing for large CDs, assigning the sublease for the space of our former residential mortgage operation in Towson to the landlord, investment strategies and expansion, financial and other goals.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “could,” “would,” “project,” “contemplate,” “anticipate,” “forecast,” “intend”, or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty.  Bay National Corporation’s actual results and the actual outcome of Bay National Corporation’s expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements.  All forward-looking statements speak only as of the date of this filing, and Bay National Corporation undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or the occurrence of unanticipated events.

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

If we cannot raise adequate capital we may be unable to continue operations.

As previously reported we have experienced an unprecedented amount of loan charge-offs in recent periods as a result of the continuing weakness in the local and national economy, in particular in the real estate sector.  These losses have caused us to fall below “well-capitalized” status, which led to our entry into the Consent Order.  Among other things, the Consent Order requires us to raise capital, and we are planning to conduct an offering to raise capital in accordance with such provisions of the Consent Order.

As a result of recent loan losses and the significant provisions for the allowance for credit losses, we require additional capital in order to continue operations.  While as previously announced we are attempting to raise the required capital and are hopeful that our efforts will be successful, we cannot guarantee that this will be the case.  If we cannot raise sufficient capital before the Bank reaches regulatory capital levels that will result in a receivership of the Bank, we will attempt a direct sale of the Company and/or the Bank or of the Bank’s assets.  In any such sale, stockholders may not receive an amount for their stock that they consider adequate, and it is possible stockholders will not receive anything at all in such a transaction, particularly if we engage solely in a sale of assets.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We are required by our regulators to maintain adequate levels of capital to support our operations.  We anticipate that our capital resources as a result of the proceeds raised from our currently contemplated stock and warrant offering will allow us to regain “well-capitalized” status and meet other applicable capital regulatory requirements, comply with our strategic plan, and otherwise satisfy our capital requirements for the foreseeable future.  However, we may be required or choose to raise additional capital subsequent to the offering if we do not raise sufficient funds in the contemplated offering or otherwise for strategic, regulatory or other reasons.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital.  In such case, there is no guarantee that we will be able to successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing stockholders.

Difficult economic and market conditions have adversely affected, and may continue to adversely affect, us and our industry.

Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write downs of assets by many financial institutions, including us.  Because a significant portion of our loan portfolio is comprised of real estate-related loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.  General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write downs.  Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions.  This market turmoil has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and reduction in general business activity.  The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may continue to adversely affect our business, financial condition, results of operation and stock price.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, and we are limited in the amount of interest we can pay on deposits.

Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, sale of loans and other sources could have a material adverse effect on our liquidity.  Further, if U.S. markets and economic conditions continue to deteriorate, our liquidity could be adversely affected.  For example, even with the proceeds from our anticipated offering, further declines in the housing market could result in additional asset write downs, which could reduce our liquidity below required levels and require us to seek additional capital.  There can be no guarantee, however, that such capital would be available when we require it or, if available, on favorable terms, and if we raise capital via the sale of common stock, the holdings of our current stockholders would be diluted.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a further market downturn or adverse regulatory action against us.  Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry.  Further, given that the Bank is unable to issue brokered CDs without prior approval from the FDIC, the Bank’s inability to replace maturing brokered deposits with core deposits or cash flows from loan repayments may require us to generate liquidity through other means.  If we cannot raise additional capital when needed, our ability to further expand operations through internal growth and deposit gathering could be materially impaired.

In addition, as a result of being less than “well capitalized” we are limited as to the interest rate we may pay on deposit accounts.  Pursuant to applicable FDIC regulations, we may not pay more than .75% over the “national rate” on deposits, which is defined as the average of rates paid by insured depositary institutions and branches for which data is available.  If we believe our local market rates are higher than this average, we can seek approval to charge a higher rate based on the average of local rates, but such approval is not guaranteed.  In either case we are limited in our ability to aggressively seek deposits through the use of the interest rate we pay on deposits, which may limit our ability to obtain and retain deposits.  Further, if we are required to pay a lower interest rate than competing institutions, we may be unable to retain some of our deposits, and these restrictions may also cause us to have difficulty obtaining new deposits as readily as we have in the past, all of which would also adversely affect our liquidity position.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2009, nonperforming loans (nonaccrual loans, loans past due 90 days or more and still accruing and troubled debt restructures) totaled $20.2 million, or 10.4% of our loan portfolio.  At December 31, 2009, our nonperforming assets (which include foreclosed real estate) were $22.9 million, or 7.8% of total assets.  We also had $934,139 in accruing loans that were 30 to 89 days delinquent, or 0.5% of our loan portfolio, at December 31, 2009.

Our nonperforming assets adversely affect our net income in various ways.  Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in nonperforming loans.  We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss.  These nonperforming loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks.  There can be no assurance that we will be able to reduce our nonperforming assets in a timely manner, that we will not experience further increases in nonperforming loans in the future or that our nonperforming assets will not result in future losses.

Because we currently serve limited market areas, we could be more adversely affected by an economic downturn in our market areas than our larger competitors who are more geographically diverse.

Currently, our primary market areas are limited to the Baltimore metropolitan area and Maryland’s Eastern Shore.  Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a significant decline in property values in the metropolitan areas.  As a result, if any of these areas continues to suffer an economic downturn, our business and financial condition may be more severely affected than our larger bank competitors.  Our larger competitors serve a more geographically diverse market area, parts of which may not be affected by the same economic conditions that exist in our primary market areas.  Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans.  Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

Government regulation could restrict our growth or cause us to incur higher costs.

We operate in a highly regulated environment and are subject to examination, supervision and comprehensive regulation by several federal and state regulatory agencies.  Banking regulations, designed primarily for the safety of depositors, may limit our growth and the return to investors by restricting activities such as: the payment of dividends; mergers with, or acquisitions by, other institutions; investments; loans and interest rates; interest rates paid on deposits; and the creation of branch offices.  Laws and regulations could change at any time, and such changes could adversely affect our business.  In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

In addition, the financial sector has recently been the focus of legislative debate and government intervention, and we anticipate that additional laws and regulations may be enacted in response to the current financial crises that could have an impact on our operations.  Any changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses and otherwise adversely impact our financial performance and condition.  In addition, the burden imposed by these federal and state regulations may place banks in general, and the Bank specifically, at a competitive disadvantage compared to less regulated competitors.

Further, given our current financial condition, we are subject to increased regulatory scrutiny.  Among other things, we are subject to increased deposit insurance premiums, restrictions on employment termination payments and regulatory preapproval of new directors and senior management.  Our regulators have the ability to take further action against us that could, among other things, force us to raise capital, remove board members and management, pay civil money penalties or to take or cease taking certain actions, all of which would negatively impact our ability to operate.  Depending on the severity of any regulatory actions, we may not be able to continue operations.  Depending on the severity of any future loan or other losses, our regulators could declare the Bank insolvent and in such event, all stockholder equity would be lost.

We depend heavily on one key employee, Mr. Hugh W. Mohler, and our business would suffer if something were to happen to Mr. Mohler.

Mr. Mohler is the President and Chief Executive Officer of Bay National Bank.  If he were to leave for any reason, our business would suffer because he has banking experience and relationships with clients and potential clients that would not be easy to replace.  In addition, because our business is relationship-driven, the loss of an employee who has primary contact with one or more of the Bank’s clients could cause the Bank to lose those clients’ business, possibly resulting in a decline in revenues.  We maintain Bank Owned Life Insurance with respect to Mr. Mohler that is functionally equivalent to a key-man life insurance policy.  The current benefit to Bay National under such insurance is approximately $1.5 million.  As discussed below under “Management’s Discussion and Analysis – Recent Developments – Capital Status;

Impact on Operations,” however, we anticipate that we may redeem the bank owned life insurance during 2010.

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

We are particularly susceptible to this risk at the present time because we have experienced significant credit quality deterioration in the current recession, as reflected in recent losses and delinquency statistics.  As the effects of the recent recession continue, the financial condition of our borrowers will be further strained, which could lead to higher reserve requirements.  The depth and duration of the recession have also made successful outcomes on Towson mortgage workout efforts more difficult to achieve.  In addition, the continuing effects of the recession could accelerate any credit deterioration or default which may normally occur as pre-recession growth in our residential real estate loan portfolio becomes outstanding for some period of time, a process referred to as “seasoning.”  If the residential real estate market does not improve, the level of delinquencies and defaults may exceed historical levels as our residential real estate loans season.  Were this to occur, we may be required to further increase our provision for credit losses.

Material further additions to our allowance, as have occurred in 2008 and 2009, would materially decrease our net income.  In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.  Any increase in our allowance for credit losses or loan charge-offs may have a material adverse effect on our results of operations and financial condition.  Systemic and pervasive loan and lease losses can cause insolvency and failure of a financial institution and, in such an event, our stockholders could lose their entire investment.

We may not be successful in implementing our strategic plan.

Our success in implementing our three-year strategic plan will depend on, among other things, our ability to obtain any necessary regulatory approvals, our access to capital, our ability to reduce expenses, our ability to generate high-quality loans, our ability to increase core deposits and our ability to improve liquidity.  We cannot guarantee that we will be able to do any of these things.  In addition, our success will depend in a large part on market interest rates and the economy in our market area, both of which are beyond our control.  We may not be successful in implementing our strategic plan and, even if implemented, the plan may not be successful.

We may continue to incur losses.

We are a single bank holding company and our business is owning all of the outstanding stock of Bay National Bank.  As a result, our operating results and financial position depend on the operating results and financial position of the Bank.  Bay National Corporation incurred net losses of $5,064,643 and $16,070,308 for the years ended December 31, 2008 and December 31, 2009, respectively.  While we were profitable for the years ended December 31, 2007, 2006, 2005 and 2004, the downturn in the real estate market significantly impacted 2008 and 2009 results.  Although our three-year strategic plan sets forth a plan for achieving and maintaining profitability, we may not achieve profitability within the time frame anticipated by management, or ever.  Many factors could adversely affect our short and long term operating performance, including the failure to fully implement the plan, unfavorable economic conditions, increased competition, loss of key personnel and government regulation.

Bay National Bank’s lending strategy involves risks resulting from the choice of loan portfolio.

Our loan strategy emphasizes commercial business loans and commercial real estate loans.  At December 31, 2009, such loans accounted for approximately 67.6% of our loan portfolio.  Commercial business and commercial real estate loans may carry a higher degree of credit risk than do residential mortgage loans.  Such loans typically involve larger loan balances to a single borrower or related borrowers.

Commercial real estate loans can be affected by adverse conditions in local real estate markets and the economy, generally because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties as well as other factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

A commercial business loan is typically based on the borrower’s ability to repay the loan from the cash flows of the businesses.  Such loans may involve risk because the availability of funds to repay each loan depends substantially on the success of the business itself.  In addition, the collateral securing the loans may depreciate over time, be difficult to appraise and liquidate, or fluctuate in value based on the success of the business.  Because commercial real estate, commercial business and construction loans are vulnerable to downturns in the business cycle, further economic weakness could cause more of those loans to become nonperforming.  The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the risks related to these loans.

While we are currently decreasing the number of land development and construction loans we originate based on current market conditions, such loans accounted for approximately 13.1% of our loan portfolio as of December 31, 2009.  Real estate construction, land acquisition and development loans are based upon estimates of costs and values associated with the completed project.  These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.  Such loans involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets.  Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project.  If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.  In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

Bay National Bank’s lending limit may limit our growth.

The Bank is limited in the amount it can loan to a single borrower by the amount of its capital.  Specifically, under current law, Bay National Bank may lend up to 15% of its unimpaired capital and surplus to any one borrower.  The limit on the dollar amount we can lend, however, is significantly less than that of many of its competitors and may discourage potential borrowers who have credit needs in excess of Bay National Bank’s lending limit from conducting business with us.

We face substantial competition which could adversely affect our ability to attract depositors and borrowers.

We operate in a competitive market for financial services and face intense competition from other institutions both in making loans and in attracting deposits.  Many of these institutions have been in business for numerous years, are significantly larger, have established customer bases, have greater financial resources and lending limits than us, and are able to offer certain services that we are not able to offer.  If we cannot attract deposits and make loans at a sufficient level, our operating results will suffer, as will our opportunities for growth.

Our ability to compete may suffer if we cannot take advantage of technology to provide banking services or if our customers fail to embrace that technology.

Our business strategy relies less on customers’ access to a large branch network and more on access to technology and personal relationships.  Further, the market for financial services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and tele-banking.  Our ability to compete successfully may depend on the extent to which we can take advantage of technological changes and the extent to which our customers embrace technology to complete their banking transactions.

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

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  We are required to comply with these regulations.  We expect to continue to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act, particularly if smaller SEC reporting companies like us are not exempted from the auditor attestation requirement with respect to internal control over financial reporting, which requirement is currently scheduled to apply to us beginning with our 2010 annual report.  These obligatory costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 1B.  Unresolved Staff Comments

Not applicable as the Company is not an accelerated filer or large accelerated filer.

Item 2.  Properties

Baltimore

Our headquarters building is located at 2328 West Joppa Road, Lutherville, Maryland 21093.  Currently, we lease space in the basement (1,429 square feet), the first floor (4,067 square feet) and the third floor (6,206 square feet) of this building.  The basement space is currently used for training and storage purposes.  First floor space of 765 square feet is currently used by bank operations personnel and 2,355 square feet is used for the Lutherville branch office; approximately 947 square feet has been sublet since April 1, 2009.  The third floor space is used for our executive, loan and administrative offices.  The current lease was renewed on January 6, 2010, and extends the lease for one five-year term to February 28, 2015.

As of December 31, 2009, we were paying rent of $381,655 per year, or $31,805 per month for all of the leased space in the building.  For the March 2010 to February 2011 lease year, we will pay annual rent of $381,665, or $31,805 per month.  The new lease terms increase the yearly base rent by 3% annually commencing with the third year and then for each lease year thereafter.  The rent includes our share of taxes and building operating costs.

The Landlord, Joppa Green II Limited Partnership, LLLP, is beneficially owned by the MacKenzie Companies.  Gary T. Gill, who had been a director of Bay National Corporation and Bay National Bank from January 2003 until May 2008, is the president and chief executive officer of the MacKenzie Companies.

Towson

We began leasing 4,317 square feet of space on the first floor of a building located at 1122 Kenilworth Drive, Towson, Maryland 21204 for our Baltimore residential mortgage operation on October 1, 2006.  Pursuant to the lease agreement, we agreed to an initial lease term of five years and two months, terminating on November 30, 2011.  We were also provided the right to renew the lease for one additional five-year term.  As part of this agreement, the aggregate rent due under the lease is $9,238 monthly from December 2009 through November 2010.  For each lease year thereafter, including any lease years during any renewal term, the yearly base rent will increase by 3%.

In November 2008, the Baltimore residential mortgage operation moved to available space on the third floor of our headquarters building.  Since December 2008, we have sublet this space as part of our continued emphasis on expense management.  The aggregate rent due from tenants equals $7,385 monthly through March 2010 and $6,156 from May 2010 through April 2011.  Effective April 2010, successful negotiations with the landlord and one of the sub-tenants to lower the amount of space for which we are under contract and assign the existing sub-lease for that space to the landlord resulted in a modestly lower future lease expense, net of sub-lease income, over the remaining term of the lease.

Columbia

On October 3, 2007, we agreed to lease 3,181 square feet of space on the third floor of a building located at 8820 Columbia 100 Parkway, Suite 301, Columbia, Maryland 21045.  This space was previously used for our Baltimore-Washington corridor loan production office, which was closed effective March 19, 2009.  Pursuant to the lease agreement, we agreed to an initial lease term of five years.  We were also provided the right to renew the lease for two additional five-year terms.  The current rent under this agreement is $7,129 per month and will increase by 3% for each subsequent lease year hereafter, including any lease years during any renewal term.  We have sublet the space previously occupied by this group as part of our continued emphasis on expense management for $5,169 per month and the rental payment under the sublease will increase 3% for each subsequent lease year hereafter through May 2013.

Salisbury

Our Salisbury, Maryland branch office is located at 109 Poplar Hill Avenue, Salisbury Maryland 21801 in a two-story building containing approximately 2,500 square feet of office space.  The current lease terminated on August 31, 2009, and we have agreed to extend the lease on a rolling month to month basis including a 12-month notice period for termination.  Under the current lease term, we are paying monthly rent of approximately $2,604, plus all real estate taxes and utilities with a 3% annual increase scheduled in August 2010.  Pursuant to this lease, we have a right of first refusal to purchase the building in the event the landlord receives a bona fide offer to purchase.  This property is owned by John R. Lerch, who has been a director of Bay National Corporation and Bay National Bank since their formation.  See “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

Through October 2008, our Salisbury, Maryland mortgage division office was located at 318 East Main Street, Salisbury Maryland.  The leased space consisted of two office suites totaling approximately 420 square feet.  The original lease for this space expired on December 31, 2004 and we continued to rent the space on a month-to-month basis at a cost of $700 per month.  The landlord was responsible for all real estate taxes and utilities.  We had leased an additional 200 square feet in this building from January 1, 2005 through November 30, 2005 at an additional cost of $300 per month.  During October 2008, the Salisbury mortgage division moved to available space at our Salisbury branch office .

In August 2008, the Company began renting office space in Cambridge, Maryland on a month-to-month basis at a cost of $350 per month for residential real estate loan production, which office was later closed.  We elected to terminate this lease in December 2009.

Item 3.  Legal Proceedings

We are party to legal actions that are routine and incidental to our business.  In management’s opinion, the outcome of these matters, individually or in the aggregate, will not have a material effect on our results of operations or financial position. There are no proceedings known to us to be contemplated by any governmental authority.  There are no material proceedings known to us, pending or contemplated, in which any director, officer or affiliate or any principal security holder of Bay National Corporation is a party adverse to Bay National Corporation or Bay National Bank or has a material interest adverse to Bay National Corporation or Bay National Bank.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 24, 2010, the number of holders of record of Bay National Corporation’s common stock was approximately 324 as reported by our stock transfer agent, Registrar and Transfer Company. Bay National Corporation’s common stock is currently traded on The NASDAQ Capital Market under the symbol "BAYN."

The following table reflects the high and low sales information as reported on The NASDAQ Capital Market for the periods presented. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2009 Sales Price Range		2008 Sales Price Range
Quarter	Low	High	Low	High
1st	$.52	$2.63	$8.12	$11.70
2nd	1.10	1.65	7.80	10.20
3rd	.96	3.70	4.26	8.03
4th	1.09	2.45	1.50	5.96

We have not paid any cash dividends during 2008 and 2009.  Management anticipates that we  will retain all earnings, if any, in order to provide more funds to operate and expand our business; therefore, we have no plans to pay any cash dividends at least until our profitability exceeds the level necessary to support capital growth in excess of regulatory capital needs.  If we decide to pay dividends in the future, our ability to do so will depend on the ability of Bay National Bank to pay dividends to Bay National Corporation.  In addition, management would consider a number of other factors before deciding to pay dividends, including our earnings prospects, financial condition and cash needs.  In addition, in February 2009, we received notice from the Federal Reserve Bank of Richmond that Bay National Corporation is expected to immediately terminate future dividend payments.  This order will remain in effect until we receive written approval from the Reserve Bank to resume such payments.

The amount of dividends that Bay National Bank may pay to Bay National Corporation depends on the Bank's earnings and capital position and is limited by statute, regulations and regulatory policies.  As a national bank, Bay National Bank may not pay dividends from its permanent capital.  All cash dividends must be paid out of undivided profits then on hand, after deducting expenses, including provisions for credit losses and bad debts.  In addition, a national bank is prohibited from declaring a cash dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus no less than one-tenth of the bank's net profits for the preceding two consecutive half-year periods (in the case of an annual dividend).  OCC approval is required if the total of all cash dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.  In addition, Bay National Bank may not pay a dividend if, after paying the dividend, it would be “undercapitalized” as defined in the applicable regulations.  Furthermore, under the terms of the February 6, 2009 Consent Order, the Bank may not pay dividends unless it is in compliance with the capital program required by the Consent Order and applicable regulatory requirements and receives the OCC’s written non-objection.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA
AS OF DECEMBER 31, 2009, 2008, 2007, 2006 and 2005
(dollars in thousands, except per share data)

	2009	2008	2007	2006	2005
Total assets	$290,343	$270,588	$256,536	$254,805	$209,966
Cash and due from banks	71,153	7,263	2,314	2,348	1,461
Federal funds sold and other overnight investments	943	2,023	4,859	31,550	6,033
Investment securities available for sale	21,129	-	400	698	1,540
Federal Reserve Bank stock	663	704	607	607	452
Federal Home Loan Bank stock	488	535	1,108	510	342
Loans, net	184,913	242,676	235,956	214,841	196,590
Deposits	281,503	244,628	201,981	224,149	182,573
Short-term borrowings	-	1,864	25,372	1,545	1,444
Note payable	-	-	-	-	-
Subordinated debt	8,000	8,000	8,000	8,000	8,000
Stockholders’ (deficit) equity	(992)	15,022	19,921	18,842	16,214

Common shares outstanding*	2,154,301	2,153,101	2,137,633	2,128,867	2,116,841
Book value per share	$(.46)	$6.98	$9.32	$8.85	$7.66
Ratio of interest earning assets to interest bearing liabilities	121.18%	123.85%	121.35%	126.40%	126.38%
Stockholders’ (deficit) equity as a percentage of assets	(.34)%	5.55%	7.77%	7.39%	7.72%

SELECTED FINANCIAL RATIOS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, 2007, 2006 and 2005

Weighted average yield/rate on:	2009	2008	2007	2006	2005
Loans and loans held for sale	5.13%	6.15%	8.79%	9.12%	7.46%
Investments and interest bearing cash balances	.88%	1.47%	3.90%	3.79%	2.27%
Deposits and borrowings	2.74%	3.20%	4.45%	4.31%	2.96%
Net interest spread	1.56%	2.71%	3.95%	4.40%	4.12%
Net interest margin	2.06%	3.30%	4.82%	5.27%	4.74%

SELECTED OPERATIONAL DATA
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, 2007, 2006 and 2005
(dollars in thousands, except per share data)

	2009	2008	2007	2006	2005
Interest income	$12,043	$15,325	$20,588	$19,781	$12,983
Interest expense	6,266	6,763	8,765	7,823	4,294
Net interest income	5,777	8,562	11,823	11,958	8,689
Provision for credit losses	10,966	6,478	2,126	203	1,179
Net interest (loss) income after provision for credit losses	(5,189)	2,084	9,697	11,755	7,510
Non-interest income	869	763	725	777	750
Non-interest expenses	9,893	11,106	8,993	8,424	6,171
(Loss) Income before income taxes	(14,212)	(8,259)	1,429	4,108	2,089
Income tax expense (benefit)	1,857	(3,194)	492	1,678	(655)
Net (loss) income	$(16,070)	$(5,065)	$937	$2,430	$2,744

PER COMMON SHARE
Basic net (loss) income per share*	$(7.46)	$(2.37)	$.44	$1.14	$1.30
Diluted net (loss) income per share*	$(7.46)	$(2.37)	$.42	$1.09	$1.24
Average shares outstanding (Basic)*	2,153,910	2,140,793	2,133,174	2,131,882	2,114,809
Average shares outstanding (Diluted)*	2,153,910	2,140,793	2,210,151	2,219,989	2,202,417
*All periods have been adjusted to reflect a 1.1 to 1 stock split in the form of a 10% dividend recorded on June 29, 2007.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, the notes thereto and the other information included in this annual report.

This discussion and analysis provides an overview of our financial condition and results of operations as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008.

Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009.  These reclassifications had no effect on previously reported results of operations or retained earnings.

General

Bay National Corporation was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of the Bank.  The Bank commenced operations on May 12, 2000.

Our principal business is to make loans and other investments and to accept time and demand deposits. Our primary market areas are the Baltimore Metropolitan area, Baltimore-Washington corridor and Maryland’s Eastern Shore, although our business development efforts generate business outside of these areas.  We offer a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, CDs, and other banking services.  We fund a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit with an emphasis on meeting the borrowing needs of small businesses. Our target customers are small and mid-sized businesses, business owners, professionals, nonprofit institutions and high net worth individuals.

Overview

During 2009, we decided to restrict loan growth, and operating results declined due to continued deterioration of the economic environment and industry-wide problems in residential real estate lending. As such, management continues to emphasize prudent asset/liability management and has significantly tightened our underwriting standards for residential real estate loans.  Key measurements for the year ended December 31, 2009 include the following:

•	Total assets at December 31, 2009 increased by 7.3% to $290.3 million as compared to $270.6 million as of December 31, 2008.

•	Net loans outstanding decreased by 23.8% from $242.7 million as of December 31, 2008 to $184.9 million as of December 31, 2009.

•
There was approximately $20.2 million in non-accrual loans as of December 31, 2009.  In addition, we foreclosed on or accepted a deed-in-lieu of foreclosure on ten residential real estate properties related to investor-owned residential real estate during the year ending December 31, 2009. These properties were placed into other real estate owned (“OREO”) at an aggregate estimated net realizable value of approximately $2.1 million.  As of December 31, 2009, 12 properties remained in OREO with an aggregate net realizable value of $2.7 million.  Also, we had troubled debt restructurings totaling $5.4 million. We continue to maintain appropriate reserves for credit losses.

•
Twelve properties held in real estate acquired through foreclosure, were sold during 2009. In aggregate, losses on nine properties totaled $244,000 while a gain of $4,000 was realized on three properties.  We also recovered $69,000 for a loan originally transferred into OREO during 2008.

•	Deposits at December 31, 2009 were $281.5 million, an increase of $36.9 million or 15.1% from December 31, 2008.

•
The Company realized a net loss of $16.1 million for the year ended December 31, 2009 as compared to a net loss of $5.1 million for year ended December 31, 2008.  Included in the results for  the year ended December 31, 2009 was a provision for credit losses of $11.0 million and an increase in the valuation allowance for deferred tax assets of $7.5 million.  The increase in valuation allowance more than offset the income tax benefit from the current year’s pre-tax loss and resulted in an income tax expense of $1.9 million  compared to a $3.2 million income tax benefit recorded in 2008.

•
Net interest income, our main source of income, was $5.8 million for the year ended December 31, 2009 compared to $8.6 million for the year ended December 31, 2008.  This represents a decrease of 32.5% from 2008.

•
We increased the allowance for credit losses by $4.1 million, or 72.0%, from $5.7 million at December 31, 2008, to $9.8 million at December 31, 2009.  Over this 12-month period, the allowance for credit losses was increased by a provision of $10.7 million, net of the component providing for unfunded commitments, in order to reserve for credit losses inherent in the loan portfolio, and was reduced by net charge-offs totaling $6.6 million.  The substantially higher reserve requirement at December 31, 2009 versus the prior year-end reflects the continuing adverse effects of the recession, which include declining property values, discounting the value of collateral for a forced “bank sale” situation and considering  the age of the underlying appraisal to better reflect economic conditions.  With regard to loan losses, commercial and commercial real estate net charge-offs rose during the 12 months ended December 31, 2009, from negligible amounts in 2008, to $1.9 million and $1.2 million, respectively, in 2009.

•	Non-interest income for the year ended December 31, 2009 increased by $105,800, or 13.9%, as compared to the year ended December 31, 2008.

•	Non-interest expense decreased by $1.2 million, or 10.9% for the year ended December 31, 2009, as compared to the year ended December 31, 2008.

•	The market price of our common stock ended the year at $1.20, down 50.0% from the closing price of $2.40 on December 31, 2008.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Recent Developments

OCC Consent Order

As we have previously disclosed, on February 6, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented to the issuance of a Consent Order by the OCC, the Bank’s primary regulator.

Among other things, the order requires the Bank and/or its Board to take certain actions, including developing and submitting certain written plans to the OCC, and imposes certain restrictions on the Bank designed to improve its financial strength, including the following:

•	within 30 days provide a written analysis of the Board’s decision whether to sell, merge or liquidate the Bank or remain independent;
•
if the Board decides the Bank should remain independent and the OCC does not object to the written analysis, within 60 days of the Order implement a three-year strategic plan for the Bank with respect to certain financial objectives;

•	by April 30, 2009 maintain a 12% total risk-based ratio, an 11% Tier 1 risk-based ratio and a 9% leverage ratio;
•	develop a three-year capital program that, among other things, assesses current and expected funding needs and ensures that sufficient funds or access to funds exists to meet those needs;
•	ensure that the Bank has competent management in its credit risk and asset liability risk management functions;
•	conduct management reviews and adopt a written education program for officers as necessary;
•	immediately take action to protect the Bank’s interest in assets criticized by the OCC and adopt a written program designed to eliminate the basis of such criticism;
•	increase liquidity;
•	establish an effective, independent and on-going loan review system within 60 days of the Consent Order; and
•
develop written plans to address liquidity improvement, loan portfolio management, asset diversification, the Bank’s allowance for loan and lease losses, monitoring and review of problem loans and leases, charged-off loans and related issues, and monitoring of  portfolio trends.

In accordance with the Consent Order, the Board has appointed a compliance committee to monitor, coordinate and report to the Board on the Bank’s compliance with the Consent Order.  In addition, under the Consent Order the Bank may not pay dividends unless it is in compliance with the capital program required by the Consent Order and applicable regulatory requirements and receives the OCC’s written non-objection.

The Bank’s Board and its compliance committee have submitted a written analysis to the OCC in which the Bank details its decision to remain independent while continually evaluating other options.

We were not in compliance with the minimum capital requirements at April 30, 2009 and our request for an extension for compliance was denied.  As a result, we are required to develop a contingency plan for the Bank; we believe, however, that the terms of our previously-disclosed contemplated public offering of common stock and warrants, if successful, will satisfy the contingency plan requirement.  We are not in compliance with this portion of the Consent Order, however, since the OCC has not issued a determination of no supervisory objection to the strategic plan.

While we are working to comply with the terms of the Consent Order, we are not currently in compliance with any of the other requirements of the Consent Order (other than the requirement to determine whether to sell, merge or liquidate the Bank or remain independent).

The foregoing description is only a summary of the material terms of the Order and is qualified in its entirety by reference to the Order, which was filed as Exhibit 10.19 to our Form 10-K for the year ended December 31, 2008.

  Summary of Key Items contained in the Board’s written response to the Consent Order:

The Bank’s Board of Directors and executive management have adopted a strategic plan that maps out our strategy for the Bank to restore its higher capitalization, strong earnings and good asset quality and to also eliminate the concerns raised by the OCC in the Consent Order.  Pursuant to the strategic plan the Bank will return to its original business model, provide stronger risk controls and provide the management and support items necessary to continue to grow and serve its customer base.  We envision all the key elements of the plan being in place by September 30, 2010.

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

In order to make the plan work, the Bank will focus on six goals that are the keys to its success.  These are:

•           A return to the original mission: The Bank’s original mission was to serve local businesses and professionals through internally-generated loans.  The Bank has returned to that mission.

•           Improve asset quality:  Asset quality must be raised to acceptable levels and thereafter maintained as part of a high quality loan portfolio.  This loan portfolio will consist of primarily internally-generated small business loans that are fully within the Bank’s expertise and provide adequate yields with manageable risk.

•           Increase capitalization:  Capital must be raised to levels above the minimum capital needed to meet regulatory requirements.  This higher level of capital can be achieved by either shrinking the size of the balance sheet, raising additional contributions from present and new stockholders or by a combination of these two approaches.  In this regard we held a special meeting of stockholders on February 25, 2010, at which our stockholders authorized an additional 75 million shares of our common stock to be available for issuance.  Significantly increasing the Bank’s level of capital will ensure that the Bank not only remains viable through the present economic downturn, but will have the ability to grow its earning assets and regain its former earnings profile.

•          Improve liquidity:   Overall liquidity and the number of liquidity options must be increased to a level consistent with the risk level of the Bank and be sufficient to allow the Bank room to grow assets.  This requires that the Bank develop multiple sources of liquidity that it can access as necessary and at normal prices.  This means, among other things, establishing, increasing or maintaining lines of credit with the other banks, the ability to obtain advances from the Federal Home Loan Bank, borrowing from the Federal Reserve discount window, the use of national market CDs, the ability to fully utilize the certificate of deposits registry service (“CDARS”) and identifying collateral that may be pledged.  It also means developing an investment portfolio of securities.

•         Return to Profitability:  Profitability must be restored as soon as possible and beyond that point earnings must show consistent and steady growth.  In the context of improving profitability and preserving capital, the Bank has already made the following internal changes that have helped to minimize losses.

•   Significant staff reductions that reduced the bank’s full-time equivalent employees from 75 as of March 31, 2008 to 46 as of March 31, 2009 and to
    38 on March 24, 2010 .
•   Across the board salary reductions in January of 2009 of 10% for all remaining officers except for the president and chief executive officer who took a 20% reduction.
•   Cancellation of 2008 and 2009 year-end bonuses.
•   Board of Directors has declined to be paid their fees for 2008, 2009 and 2010.
•   Closing of loan production offices in Towson and Howard County.

•           Develop management depth:
•
The Board is currently negotiating with a top-flight executive to add to the present management team.  We believe that the addition of an experienced, talented and proven executive will enhance the executive management team and management succession plan’s depth, experience and talent, allowing us to maintain the confidence of the public, clients, directors, stockholders and regulators.  The Board will continue to evaluate management on a regular basis.

Federal Reserve Board Enforcement Action / Written Agreement

On April 28, 2009, pursuant to a formal enforcement action by the Federal Reserve Bank of Richmond, Bay National Corporation entered into a written agreement with the Reserve Bank (the “Reserve Bank Agreement”).  Pursuant to the Reserve Bank Agreement, Bay National Corporation agreed to the following:

•    We may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve (the “Director”).

•    We may not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the Reserve Bank’s prior written approval.

•    We (including our nonbank subsidiaries) may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.

•    We (including our nonbank subsidiaries) may not, directly or indirectly, incur, increase or guarantee any debt without the Reserve Bank’s prior written approval.

•    We (including our nonbank subsidiaries) may not, directly or indirectly, purchase or redeem any shares of our stock without the Reserve Bank’s prior written approval.

•    In appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, we will comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors’ Regulations.

•    We will comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.

•    We will provide quarterly progress reports to the Reserve Bank.

We are currently in compliance with all of the terms of the Reserve Bank Agreement.

Appointment of New Chairman

On November 17, 2009 the Boards of Directors of Bay National Corporation and Bay National Bank elected Charles L. Maskell, Jr., CPA as Chairman of the board of directors of both organizations following Hugh W. Mohler’s resignation as Chairman.  Mr. Mohler remains as President and Chief Executive Officer of both Bay National Corporation and the Bank.

Repurchase of Trust Preferred Securities; Recognition of Deferred Tax Asset

As we have disclosed in our previously filed registration statement, we are attempting to negotiate with the holders of the trust preferred securities issued through our Delaware trust subsidiary, Bay National Capital Trust I, to redeem these securities at a discount to face value.  We have engaged an outside advisor to assist us in this effort.  There can be no assurance, however, that we will reach a binding agreement with the holders to redeem the trust preferred securities.

If we are successful in redeeming these securities at discount, the amount of the discount will result in a gain being recognized for Bay National Corporation.  The amount of the gain, net of applicable income tax expense, will be an addition to the retained earnings and the total capital of Bay National Corporation in the period such transaction is executed.

In addition, the gain we recognize from the redemption at a discount will be subject to federal and state income taxes.  Since Bay National Corporation does not have sufficient net operating loss (“NOL”) carryforwards to offset the entire gain, we are permitted to utilize a portion of the Bank’s NOLs  to offset the Federal income tax component in a consolidated Federal income tax return.  Ordinarily, an entity with a combination of sufficient past taxable income and/or sufficient probable future taxable income can justify reporting a deferred tax asset on its books if the realization of the tax benefits from the NOL is more likely-than-not.  However, in the Bank’s case realization of the tax benefits in question is contingent on both the redemption of the trust preferred securities (at a discount) as well as subsequent reimbursement from Bay National Corporation.  Given the uncertainty underlying these two events the criterion for recognizing a deferred tax asset was not met and a valuation allowance was established against the entire deferred tax asset on the Bank’s financial statements as of December 31, 2009.

However, if we are successful in our efforts to redeem the trust preferred securities and are also able to raise sufficient capital to reimburse the Bank for the use of its tax benefits, the Bank would be permitted to reverse that portion of the valuation allowance which would result in the associated tax benefit to be reported for both financial statement and regulatory capital calculation purposes.  There can be no assurance, however, that we will be successful in this regard.

Capital Status; Impact on Operations

Subsequent to the submission of our written response to the Consent Order, we found it necessary to continue to significantly increase the allowance for credit losses during 2009, which lead to further declines in our total stockholders’ equity.  As of the filing of the Bank’s amended December 31, 2009 Call Report with the OCC on March 12, 2010, the Bank became classified as “significantly undercapitalized” as of December 31, 2009 under the Prompt Corrective Action provisions discussed under “Item 1. Business - Supervision and Regulation” above.  As a result, we are required to submit a capital restoration plan to the OCC addressing, among other things, the steps the Bank will take to become adequately capitalized.  We have submitted a capital restoration plan to the OCC, which is subject to OCC approval.

Under the capital restoration plan, if approved, the Bank’s Board and executive management will continue their efforts to raise capital and to follow its strategic plan as discussed above.  Under the capital restoration plan we anticipate that we would significantly downsize the Bank and decrease assets including through efforts to decrease the amount of loans held in our loan portfolio and redeeming our bank owned life insurance.  We will also attempt to reduce our expenses.  Going forward in the short- and medium-term we would focus on attempting to resolve the issues in our loan portfolio, preserve the remaining capital and, through a decrease in risk-weighted assets, increase our capital ratios.  The plan requires fewer employees, and more stringent cost control measures during the stabilization process as no new business will be brought in and the remaining employees will be dedicated to improving asset quality and maintaining regulatory compliance while also ensuring that safe and sound business practices are followed.  These actions would impact our operating results and financial condition through at least 2010 and 2011 by reducing our interest revenues and net interest income, as well as reducing certain categories of expenses.

The Bank’s Board and executive management realize that successful execution of the plan to reduce assets alone will not place it in full compliance with the Consent Order.  However, successful execution will result in rising capital ratios and decreasing losses for the Bank and enable it to reach “adequately capitalized” status by the end of 2010.  There can be no assurance, however, that we will be successful in this regard

Results of Operations

OVERVIEW

We recorded a net loss of $16.1 million for the year ended December 31, 2009. This compares to a net loss of $5.1 million reported for the year ended December 31, 2008, an increase in loss of $11.0 million.  The increase in losses in year-over-year results is primarily due to an increased provision for credit losses of $4.5 million in 2009 and a $7.5 million write-down in the carrying value of our deferred tax assets.  We are not able to reflect the full income tax benefit for the current year’s losses due to the uncertainty that these future tax benefits will be realized.  Due to this uncertainty, the Bank established a valuation allowance for 100% of the deferred tax assets which resulted in an income tax expense during 2009.  A reduction in net interest income and higher FDIC insurance and outsourcing costs also contributed to the net loss for the period ending December 31, 2009.

Bay National Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional first and second lien residential mortgage loans and construction and rehabilitation loans. The Bank sells most of its first and second lien residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officer.  Since its inception in February 2001, the Salisbury mortgage division has been a significant contributor to operating results.  The Towson mortgage operation was initiated in February 2005 and began to contribute to the Company’s overall profitability during the second half of 2006.  For the years ended December 31, 2009 and 2008, gains on the sale of mortgage loans totaled $538,592 and $281,029.  Gains on the sale of mortgage loans increased for the year ended December 31, 2009 as compared to the same period in 2008 due to a general increase in refinance activity in our market areas.

 In 2004, we introduced a loan program for conventional first lien and second lien residential mortgage loans.  Under this program, we purchased a 100% participation in mortgage loans originated by a mortgage company in the Baltimore metropolitan area.  These participations are for loans which a secondary market investor has committed to purchase.  The participations are typically held for a period of three to four weeks before being sold to the secondary market investor.  This holding period represents the amount of time taken by the secondary market investor to review the loan files for completeness and accuracy.  During this holding period, we earn interest on these loans at a rate indexed to the prime rate.

The primary risk to us from this program is that the secondary market investor may decline to purchase the loans due to documentary deficiencies or errors. We attempt to manage this risk by conducting a thorough review of the documentation prior to purchasing the participation. If the secondary market investor declines to purchase the loan, we could attempt to sell the loan to other investors or hold the loan in our loan portfolio.  As of December 31, 2009, we had no such loans outstanding under this program, which are classified as held for sale. We earned $97,264 of interest on this program during 2008. We terminated the program in 2008 due to deterioration in the national mortgage markets.

Management expects 2010 to continue to be challenging for earnings as we limit loan growth and continue to face a weakened economy.  Future results will be subject to, among other things, the volatility of the provision for credit losses, which is related to loan quality, loan growth and the fluctuation of mortgage loan production, all of which is sensitive to economic and interest rate instability and other competitive pressures that arise in a recessionary economy.

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

Net interest income was $5.8 million for the year ended December 31, 2009 as compared to $8.6 million for the same period in 2008. This represents a decrease of 32.5% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Interest income from loans and investments for the year ended December 31, 2009 was $12.0 million    compared to $15.3 million for the year ended December 31, 2008. The 21.6% decrease from 2008 was primarily related to changes in average yields caused by a low interest rate environment in 2009, as well as the impact of lost interest on an increased average balance of non-accrual loans and the decline in average total loans outstanding.  With respect to interest rates, the average target federal funds rate decreased from 2.33% for the year ended December 31, 2008 to a range of 0 to .25% for the year ended December 31, 2009.    As a result, due to the substantial number of variable rate loans in our portfolio, which re-price based on the federal funds target rate as well as the increase in non-accrual loans, the yields on interest-earning assets decreased from 5.91%  for the year ended December 31, 2008 to 4.30% for the year ended December 31, 2009.

Interest and dividends on investment securities increased $310,310 to $375,048 during the year ended December 31, 2009 as compared to $64,738 during the year ended December 31, 2008, despite the decreased interest rate environment, as a result of a large increase in investment securities during 2009.  At December 31, 2009, we held approximately $21 million in investment securities; we held no investment securities at December 31, 2008 and a negligible amount during the year ended December 31, 2008.

The percentage of average interest-earning assets represented by loans was 80.5% and 94.8% for the year ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, the average yield on the loan portfolio decreased to 5.13% from 6.15% for the year ended December 31, 2008, primarily as a result of the decrease in the federal funds rate and the high percentage of variable-rate loans in our loan portfolio noted above.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was .88% for the year ended December 31, 2009 as compared to 1.47% for the same period in 2008. This decline in the average yield was a direct result of a decrease in federal funds rate for the 2009 period.  The percentage of average interest-earning assets represented by investment securities, federal funds sold and interest bearing cash balances was 19.5% and 5.2% for the year ended December 31, 2009 and 2008, respectively.   As of December 31, 2009, the weighted average yield for the available for sale investment portfolio was approximately 2.91%.

Interest expense for deposits and borrowings for the year ended December 31, 2009 was $6.3 million compared to $6.8 million for the same period in 2008.  The decrease for the 12-month period is the result of the previously discussed reduction in the target federal funds rate partially offset by an increase in the percentage of deposits held in the form of CDs.  CDs are the Bank’s most expensive form of deposits. As of December 31, 2009, CDs comprised 79.4% of average interest-bearing liabilities compared to 56.8% of average interest-bearing liabilities as of December 31, 2008, due to management’s decision to maintain a higher level of liquidity in 2009 since we have no available back up lines of credit.  The average rate paid on all interest-bearing liabilities decreased from 3.20% for the year ended December 31, 2008 to 2.74% for the period ended December 31, 2009.

As a result of the factors discussed above, the net interest margin decreased to 2.06% for the year ended December 31, 2009 from 3.30% for the same period in 2008.  Although management has been able to decrease deposit rates, the yield on loans and investments decreased to a greater extent than the cost of funds. Management has observed ongoing pressure to offer lower rates on loans as the market for loans remains competitive since demand remains low.  In addition, the market is very competitive for deposits, which has limited management’s ability to maintain margins through reductions in the interest rates on deposit accounts generally and CD rates in particular.

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

Year Ended December 31, 2009
	Average Balance		Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$225,265,094		$11,563,783	5.13%
Investment securities (1)	12,065,505		375,048	3.11
Federal funds sold and interest bearing cash balances	42,482,749		104,165	.25
Total earning assets	279,813,348		12,042,996	4.30%
Less: Allowance for credit losses	(5,991,457)
Cash and due from banks	5,236,397
Other real estate owned	3,561,798
Premises and equipment, net	965,285
Investment in bank owned life insurance	5,374,399
Income tax receivable	2,389,701
Deferred taxes receivable	3,312,719
Accrued interest receivable and other assets	1,388,022
Total assets	$296,050,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$37,470,681		109,270	.29%
Regular savings deposits	1,070,371		-	.00
Time deposits	181,278,467		5,532,341	3.05
Short-term borrowings	463,745		2,191	.47
Subordinated debt (2)	8,000,000		622,284	7.78
Total interest-bearing liabilities	228,283,264		6,266,086	2.74%
Net interest income and spread			$5,776,909	1.56%
Non-interest-bearing demand deposits	53,885,047
Accrued expenses and other liabilities	1,100,537
Stockholders’ equity	12,781,364
Total liabilities and stockholders’ equity	$296,050,212

Interest and fee income/average earning assets	4.30%
Interest expense/average earning assets	2.24
Net interest margin	2.06%

Return on Average Assets (Annualized)	(5.43	) %
Return on Average Equity (Annualized)	(125.73	) %
Average Equity to Average Assets	4.32%

(1)	Investment securities include AFS securities, FRB and FHLB stock.
(2)	Deferred Subordinated debt interest payments are compounded to principal when calculating interest expense.

Year Ended December 31, 2008
	Average Balance		Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$245,877,726		$15,127,186	6.15%
Investment securities (1)	1,311,027		64,738	4.94
Federal funds sold and other overnight investments	12,218,004		133,615	1.09
Total Earning Assets	259,406,757		15,325,539	5.91%
Less: Allowance for credit losses	(6,307,556)
Cash and due from banks	1,005,917
Real estate acquired through foreclosure, net	2,917,588
Premises and equipment, net	1,274,501
Investment in bank owned life insurance	5,146,932
Income Tax Receivable	784,161
Deferred Tax Receivable	2,956,746
Accrued interest receivable and other assets	1,488,679
Total Assets	$268,673,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	$69,476,831		1,137,624	1.64%
Regular savings deposits	1,495,578		3,924	.26
Time deposits	120,100,747		4,792,979	3.99
Short-term borrowings	12,438,238		225,985	1.82
Subordinated debt	8,000,000		603,039	7.54
Total interest-bearing liabilities	211,511,394		6,763,551	3.20%
Net interest income and spread			$8,561,988	2.71%
Non-interest-bearing demand deposits	38,573,550
Accrued expenses and other liabilities	1,028,966
Stockholders’ equity	17,559,815
Total Liabilities and Stockholders’ Equity	$268,673,725

Interest and fee income/earning assets	5.91%
Interest expense/earning assets	2.61
Net interest margin	3.30%

Return on Average Assets	(1.89	) %
Return on Average Equity	(28.84	) %
Average Equity to Average Assets	6.54%

(1) Investment securities include AFS securities, FRB and FHLB stock.

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

	Year ended December 31,
	2009 vs. 2008 Due to variances in
	Total	Rates	Volumes	Rate/ Volume
Interest income on:
Loans and loans held for sale	$(3,563,403)	(2,505,272)	(1,268,155)	210,024
Investment securities	310,310	(23,986)	531,052	(196,756)
Federal funds sold and other overnight investments	(29,450)	(103,657)	330,973	(256,765)
Total interest income	(3,282,543)	(2,632,915)	(406,130)	(243,497)

Interest expense on:
Interest-bearing demand deposits	(1,028,354)	(935,019)	(524,073)	430,739
Regular savings deposits	(3,924)	(3,924)	(1,116)	1,116
Time deposits	739,363	(1,127,687)	2,441,390	(574,340)
Short-term borrowings	(223,794)	(167,220)	(217,559)	160,985
Subordinated debt	19,245	19,245	-	-
Total interest expense	(497,464)	(2,214,605)	1,698,641	18,500

Net interest income	$(2,785,079)	(418,310)	(2,104,772)	(261,997)

PROVISION FOR CREDIT LOSSES

The provision for credit losses (“provision”) was $11.0 million for the year ended December 31, 2009, as compared to $6.5 million for the year ended December 31, 2008.  During 2009, the provision had two components, one for loan losses in the amount of $10.7 million which increased the allowance for credit losses and the other for losses determined to be inherent unfunded commitments for approximately $270,994 that is included in other liabilities.  The size of the provision for credit losses is reflective of the ongoing economic difficulties that many businesses and households are experiencing.  The economy continues to suffer the effects of further declines in the values of real estate, which represents a substantial portion of the collateral for non-performing loans.  Most of the increase in the provision during 2009 was due to declines in the value of collateral securing non-performing loans.   For additional information on nonperforming loans, see the Management Discussion and Analysis section entitled “Nonperforming Loans and Other Delinquent Assets.”

For additional information regarding the methodology used to determine the provision for credit losses see the Management Discussion and Analysis section entitled “Allowance for Credit Losses and Credit Risk Management.”

NON-INTEREST INCOME

The components of non-interest income were as follows:

	Years Ended December 31,
	2009	2008
Service charges on deposit accounts	$318,155	$266,064
Gain on sale of mortgage loans	538,592	281,029
Increase in cash surrender value of bank owned life insurance	224,503	226,867
Loss on sale of real estate acquired through foreclosure	(239,932)	(59,688)
Loss on disposal of furniture & equipment	(19,181)	(18,603)
Other income	47,014	67,666
Total non-interest income	$869,151	$763,335

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges and increases in the cash surrender value of bank owned life insurance offset by losses on sale of real estate acquired through foreclosure. For the year ended December 31, 2009, we realized non-interest income in the amount of $869,151, as compared to $763,335 for the year ended December 31, 2008.

Service charges on deposit accounts totaled $318,155 for the year ended December 31, 2009, as compared to $266,064 for the year ended December 31, 2008.  This represents an increase of 19.6% over 2008.  The increase over the prior year was attributable to an increase in analysis fees as a result of the previously-discussed FRB actions, which reduced the rates used to calculate credits available to customers to offset any analysis fees they incurred.

Gains on the sale of mortgage loans of $538,592 represented 62% of non-interest income for the year ended December 31, 2009.  This compares to gains on the sale of mortgage loans of $281,029 or 36.8% of total non-interest income for the year ended December 31, 2008.  Although the average balance of individual loans originated and sold during 2009 has decreased from the year ended December 31, 2008, mainly as a result of continuing falling housing prices, the number of loans sold has increased as the number of home sale transactions have increased, primarily, we believe, as a result of the government’s $8,000 tax credit for first-time home buyers.  The Bank is originating and selling loans with lower average dollar balances but which have higher margins than jumbo loans.

Losses on the sale of OREO properties totaled $239,932 for the year ended December 31, 2009 as compared to a loss of $59,688 for the year ended December 31, 2008.  Increased foreclosure activity and deteriorating economic conditions within our markets beginning early in 2008 and continuing during 2009 has caused housing prices to decrease, which is the reason for the increased loss during the 2009 period.  During 2008, there were 17 OREO properties sold compared to 12 properties that were sold during 2009.

We recognized increases in the cash surrender value of bank owned life insurance (“BOLI”) of $224,503 for the year ended December 31, 2009 compared to $226,867 in the prior year.  We purchased this investment during the fourth quarter of 2007 and the initial investment totaled $5.0 million.

Losses on the sales of fixed assets totaled $19,181 and $18,603 for the year ended December 31, 2009 and 2008, respectively.  The loss for the year is associated with the closing of our loan production office in Columbia, Maryland in March 2009 and the relocation of our former mortgage loan origination office from Towson, Maryland to our headquarters building in Lutherville, Maryland in November 2008.

Other income totaled $47,014 for the year ended December 31, 2009 as compared to $67,666 for year ended December 31, 2008.  This represents a decrease of 30.5% over 2008.  Other income primarily consists of cash management fees and the decrease from the prior period was attributed to a decline in business activity.

We will continue to seek ways to expand our sources of non-interest income.  In the future, we may enter into fee arrangements with strategic partners that offer investment advisory, risk management and employee benefit services.   We have not entered into any such fee arrangements, although the Bank does offer such services to customers through referral relationships for which it is not compensated. No assurance can be given that any such fee arrangements will be obtained or maintained.

NON-INTEREST EXPENSE

The components of non-interest expense were as follows:

	Years Ended December 31,
	2009	2008
Salaries and employee benefits	$3,511,712	$6,018,002
Occupancy expenses	644,287	763,336
Furniture and equipment expenses	434,167	426,190
Legal and professional fees	761,931	821,347
Data processing and other outside services	821,083	798,922
Outsourcing costs	873,242	194,726
Advertising and marketing related expenses	158,697	509,939
Provision for losses on real estate acquired through foreclosure	734,395	569,350
FDIC	1,129,469	200,850
Loan Collection Costs	325,259	200,612
Other expenses	498,359	603,132
Total non-interest expenses	$9,892,601	$11,106,406

Non-interest expense for the year ended December 31, 2009 totaled $9.9 million compared to $11.1 million for the year ended December 31, 2008. The decrease of $1.2 million, or 11%, was primarily due to reductions in salary and employee benefits, occupancy expenses, and advertising and marketing related expenses which were partially offset by increases in provisions for losses on real estate acquired through foreclosure, outsourcing costs and FDIC insurance premiums.

Salaries and employee benefit expenses represented 35.5% and 54.2% of non-interest expenses for the years ended December 31, 2009 and 2008, respectively.  Salaries and benefits decreased by $2.5 million, or 41.7%, over the prior year.  The decrease in salaries and benefits for the 2009 period related to three separate reductions in personnel since March 31, 2008, including the closing of the loan production office in Columbia, Maryland during the first quarter of 2009.  As of December 31, 2009, we had 41 active employees as opposed to 54 at December 31, 2008.

Occupancy expenses decreased by $119,049 for the year ended December 31, 2009. During the second quarter of 2009, we successfully negotiated sub-leases of our former Towson, Maryland mortgage origination office and for space that became available in our Lutherville, Maryland headquarters building.  In addition, we negotiated with a sub-tenant for the space in the former loan production office in Columbia, Maryland, who began sub-leasing the space in June 2009.  As a result, net occupancy expenses have decreased from 2008 levels.

Legal and professional fees decreased by $59,416, or 7.2%, during 2009. A significant portion of the decrease in 2009 was attributable to a higher level of workout activity during 2008 compared to 2009.  During 2008, we foreclosed or accepted deeds-in-lieu on 28 pieces of residential real estate compared to foreclosures or deeds-in-lieu on ten pieces of residential real estate during 2009.

Data processing costs increased by $22,161 or 2.8% for the year ended December 31, 2009 as compared to the same period in 2008.  The increased data processing costs in 2009 were primarily attributable to additional expenses for the upgrade of a commercial loan software package, and these increased costs will continue through the third quarter 2010.

Outsourcing costs increased by $678,516, or 348%, for the year ended December 31, 2009 as compared to the same period in 2008.  Most of the increase is due to the cost of outside professional services firms providing additional personnel to assist the Company with streamlining process flows, bridging gaps in the workforce caused by the departure of several employees and with preparing materials required by the OCC Consent Order.

Advertising and marketing-related expenses decreased $351,242, or 68.9%, for the year ended December 31, 2009 as compared to the same period in 2008.  The decrease is a result of the combination of higher expenses incurred in 2008 as we expanded the business development staff pursuant to the opening of our Columbia, Maryland office in December 2007, as well as subsequent efforts to reduce overall costs for 2009.  With a focus on minimizing costs, we deemed advertising a discretionary expenditure and curtailed such expenditures beginning in January 2009.

There was an increase of $165,045, or 29%, in the provision for losses on other real estate owned for the year ended December 31, 2009 compared to the same period in 2008.  The increase is due to further markdowns to the value of the real estate based on the relative age of the appraisal and the increase in number of days that real estate has been held for sale.  There were further declines in the values of OREO during 2009 that are evidenced by the increase in losses on the sales of OREO that were discussed previously under the heading “Non-interest Income.”

FDIC insurance premiums increased by $928,619, or 462.4%, for the year ended December 31, 2009 over the same period in 2008.  The FDIC insurance premium increase is the direct result of the Company’s rating downgrade and also reflects a special assessment of $149,724 payable on September 30, 2009, as well as a general increase in premium rates. The FDIC insurance rate will remain at an elevated level until the Bank’s rating improves, which could only happen after a capital infusion and several consecutive quarters of net earnings.

Loan collection costs increased $124,647, or 62%, as compared to 2008.  Higher loan collection costs are attributable to greater amounts of tax, legal and maintenance expenses associated with maintaining and recovering troubled assets.

Other expenses for the year ended December 31, 2009 totaled $498,359. This compares to other expense for the comparable period in 2008 of $603,132.  The decrease of $104,773, or 17.4%, is largely attributable to lower membership dues, telephone and printing expenses as a result of cost control measures but partially offset by higher OCC assessments during 2009.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income and non-interest income. Our efficiency ratio was 148.9% for the year ended December 31, 2009 compared to 119.1% for the year ending December 31, 2008.  The increase in the efficiency ratio from the prior year was primarily a result of the previously discussed decline in interest revenues.

Approximately 5% of the occupancy costs in 2009 were paid to directors of Bay National Corporation or entities controlled by directors of Bay National Corporation.  Management believes that the terms of these leases are at least as favorable as could be obtained from independent third parties.  However, management has not conducted a recent market analysis to confirm this.  For a discussion of the terms of the leases with these persons, see “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

INCOME TAXES

For the year ended December 31, 2009, we recorded an income tax expense of $1.9 million as compared to an income tax benefit of $3.2 million for the year ended December 31, 2008.  The decrease is due to the need for a $7.5 million valuation allowance against the carrying value of deferred tax assets due to the uncertainty that these future tax benefits will be realized.

If we are not able to raise sufficient capital in a timely manner, there is serious doubt as to the ability of the Company to remain in business and to generate sufficient taxable income against which the deferred tax assets may be used as an offset.

At December 31, 2009, we had approximately $7,796,000 of net deferred tax receivables before a required valuation allowance of $7,796,000 brought the amount reported in the balance sheet to $0.  The valuation allowance is $7,548,000 higher at December 31, 2009 than the $248,000 reported at December 31, 2008.  If we are successful in our capital raising efforts, there could be a change of ownership for tax purposes that could cause a portion, or all, of the write-down of our deferred tax assets to be permanent.  The authority for the applicable tax calculations is found in Section 382 of the Internal Revenue Code.

Financial Condition

COMPOSITION OF THE BALANCE SHEET

Our total assets were $290.3 million as of December 31, 2009, compared to total assets of $270.6 million as of December 31, 2008.  This represents growth of approximately $19.8 million, or 7.3%, since December 31, 2008.  The change in total assets includes increases of $63.9 million in cash and due from banks, $21.1 million in investment securities, $224,503 in bank owned life insurance and $60,941 in other assets. These increases were partially offset by decreases of $54.7 million in loans net of the allowance for credit losses, $5.1 million in current and deferred taxes, $1.1 million in federal funds sold and other overnight investments, $1.1 million in other real estate owned and $371,238 in premises and equipment.   Deposits at December 31, 2009 were $281.5 million as compared to deposits of $244.6 million at December 31, 2008.  The increase in deposits was primarily attributed to an increase of $52.8 million in CDs and was partially offset by a $19.1 million decrease in other interest-bearing deposits.

As of December 31, 2009, loans net of unearned fees and excluding loans held for sale, totaled $194.3 million.  This represents a decrease of $52.9 million, or 21.4%, from a balance of $247.2 million as of December 31, 2008.

The composition of the loan portfolio as of December 31, 2009 was approximately $89.9 million of commercial loans (excluding real estate loans), $3.1 million of consumer loans and $101.2 of real estate loans excluding $415,091 of mortgage loans held for sale. The composition of the loan portfolio as of December 31, 2008 was approximately $125.3 million of commercial loans (excluding real estate loans), $3.8 million of consumer loans and $118.1 million of real estate loans excluding $1.2 million of mortgage loans held for sale.  The decrease in the loan portfolio is due to management’s efforts to restrict loan growth in order to increase capital levels, liquidity and the Bank’s regulatory capital ratios.

Out of $194.7 million in total loans outstanding, the Company carried on its books $20.3 million, or approximately 10.4% of the total, in its Towson loan portfolio at December 31, 2009.  Prominent among loan types in the Towson portfolio are those to investors for residential construction and reconstruction projects which continue to exhibit especially high levels of credit risk.  During 2009, we recorded net charge-offs from this portfolio totaling $3.5 million, or 52.5% of total net charge-offs for the year, in addition to $5.5 million, or 94.6% of total net charge-offs, during 2008.  In both years, all of the Towson portfolio charge-offs occurred in the construction and real estate categories, predominantly consumer and commercial construction loans.  At December 31, 2009, 69.7%, or $14.1 million, of the Towson portfolio loans were on the Company’s watch list of carefully managed credits.  Of these watch list loans, there were $10.5 million that were impaired at December 31, 2009, including $4.5 million of troubled debt restructures.  At December 31, 2009, specific reserves associated with Towson portfolio credits totaled $2.9 million, and comprised 66.2% of total specific reserves.  We are no longer originating loans to investors for consumer and commercial construction, except for owner-occupied projects.  Management has devoted significant time and resources to resolving problems in the Towson portfolio.  These efforts have included working with borrowers on restructuring where appropriate and where possible, trying to secure the pledge of additional collateral, and seeking potential investors to facilitate property sales.  Since the economic climate and housing market are making it difficult for borrowers to sell or refinance their projects, management cannot assure that its actions will be successful in resolving credit risk issues in the Towson portfolio.  In October 2009 the loan officer who was managing the workout of troubled Towson mortgage loans resigned his position with the Bank.  His duties are currently being performed by existing staff, and management does not anticipate significant adverse effects on its credit administration over this portfolio as a result of this resignation.

Our credit quality issues are no longer contained predominantly within the Towson loan portfolio, however.  As unemployment has remained high, the effects of the recession continue, characterized by the depressed real estate environment and lower property values.  These conditions have negatively affected an increasing number of our borrowers.  During 2009, net charge-offs of commercial loans that were not from the Towson mortgage portfolio totaled $1.9 million, compared to $105,795 thousand in 2008.  Commercial loans on our watch list of credits continuously and individually evaluated reached $13.3 million, out of a total watch list of $36.7 million, at December 31, 2009.  Essentially all of these commercial watch list credits came from outside the Towson portfolio.  Our commercial loans represent core business loans to clients for the operation of their small to middle-market enterprises, or to professional service firms.  While commercial loans which involved owner occupied properties, a relatively safe type of commercial credit, totaled approximately $22 million, or nearly 25% of the $90 million portfolio of commercial loans, another approximately $34 million, or 38% of total commercial loans, were secured by inventory and receivables, and other like business assets, and approximately $13 million, or 15% of total commercial loans, were unsecured.  The latter two categories of commercial loans are considered likely to harbor greater inherent risk than other categories.  Commercial loans continued to be our largest loan category at December 31, 2009, comprising 46.2% of total loans.  This commercial concentration, coupled with our increasing risk profile, as reflected in 2009 charge-offs, the substantial presence of commercial credits on the watch list at year-end and the composition of commercial loans, resulted in reserves for this loan category of $3.0 million, or 31.2% of total reserves, at December 31, 2009.

During the third quarter of 2009, management analyzed its large home equity lines of credit (“HELOC”) portfolio, identifying a number of borrowers for downgrade.  HELOC borrowers with weak credit scores will also be more carefully monitored.  Delinquency reports and charge-offs did not indicate notable credit deterioration in this portfolio at December 31, 2009.  However, given economic conditions and the repeated appearance of some HELOC customers on reports of loans past-due less than 30 days, management is allocating more time, effort and reserves to this portfolio, especially in light of experience that HELOC credits can move quickly from performing to loss status, without normal migration over time through successively riskier watch list grades.

Published reports of loan risk trends seem to indicate that the next wave of credit problems may occur in commercial real estate.  This prediction by industry experts seems to support the contention that inherent loss may be present in this portfolio to a greater degree than has yet become evident in delinquency trends.  However, year-over-year charge-off analysis for 2009 versus 2008, does reveal a sharp rise in commercial real estate charge-offs, occurring almost equally in the Towson portfolio and in the other Bank portfolios, to $1.2 million for 2009, from $14,105 in 2008.  Therefore, management has evidence of possible credit deterioration in the commercial real estate portfolio, as in the commercial and HELOC portfolios (discussed above), and is applying sound and improved credit and workout methods to address issues timely and thoroughly.

Troubled debt restructures amounted to $5.4 million at December 31, 2009, comprised exclusively of real estate secured credits, principally from the commercial real estate portfolio, compared to $952,372 of troubled debt restructures at December 31, 2008.

During 2009, we either foreclosed or accepted deeds-in-lieu of foreclosure on ten pieces of residential real estate related to investor-owned residential real estate.  These properties were placed into other real estate owned at estimated net realizable value of approximately $2.1 million.  The difference between the related loan balances and the net realizable value, $2.6 million, was charged off to the allowance for credit losses during the period.  The foreclosures combined with additional property sales, certain capitalized expenditures for improvements, and allowance adjustments resulted in a net decrease in other real estate owned of $1.1 million between the December 31, 2008 net carrying value of $3.9 million and the December 31, 2009 net carrying value of $2.7 million.

Management is aggressively addressing the credit risk issues in its various loan portfolios; however, resolving these problems will take time as the residential real estate market works through its downturn and housing inventories return to normal levels.  As such, there can be no assurance that management’s actions will result in decreases in the levels of non-accrual and past-due loans.

At December 31, 2009, we had cash and due from banks of $71.2 million as compared to $7.3 million as of December 31, 2008.  This increase is a result of management’s increased focus on liquidity during 2009.  See the Liquidity section later in this Management’s Discussion and Analysis for further information.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments and investment securities.   Excluding cash and due from banks, federal funds sold and other overnight investments totaled $942,784 as of December 31, 2009 compared to approximately $2.0 million as of December 31, 2008. The decrease is a result of management’s increased focus on capital ratios.

Since we had previously pursued a path of loan growth, the amount we invested in securities had declined to zero by the end of 2008 through reinvestment of the proceeds from maturing securities into new loans.  In March 2009, the Board of Directors approved a new investment policy and reinstituted management’s authority to invest in a traditional securities portfolio in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment securities available for sale balances of $21.1 million as of December 31, 2009 are investment securities such as agency-backed bonds and mortgage-backed securities.  We held Federal Reserve Bank stock and FHLB of Atlanta stock of $663,450 and $487,700 as of December 31, 2009 and $704,200 and $535,400 as of December 31, 2008, respectively.

Included in other assets at December 31, 2009 is approximately $202,787 of deferred stock issuance costs.  These are costs incurred predominately for services rendered by legal counsel and investment advisors for the specific purpose of raising capital via the issuance of stock.  If we are successful in our capital raising efforts, these costs will be charged to the additional paid in capital account thereby partially offsetting the increase to capital.  If we are not able to raise additional capital, the costs must be eliminated from the asset category by a charge to expense in the period that such efforts to raise capital are abandoned.

As of December 31, 2008, we had short term borrowings totaling $1.9 million in Federal Funds Purchased.   There were no outstanding short term borrowings as of December 31, 2009.

Total stockholder’s (deficit) equity at December 31, 2009 was ($992,323) as compared to $15.0 million at December 31, 2008. The decrease in stockholder’s equity is a result of the negative operating results for the year ended December 31, 2009 and elimination of the deferred tax assets through the establishment of a valuation allowance.

COMPOSITION OF LOAN PORTFOLIO

Because yields on loans typically exceed the yields on investments, our long-term business strategy is to continue to increase the overall level of loans, as well as maintain a relatively high percentage of loans to total earning assets.  Increasing loans and loans as a percentage of total earning assets will maximize the net interest margin.  However, in order to enhance liquidity, we are willing to accept a slightly lower margin by creating an investment portfolio that could result in a decrease in the percentage of loans to total earning assets. As of December 31, 2009 and 2008, loans represented 68.2% and 98.7% of total earning assets, respectively.

The following table sets forth the composition of the principal balances of our loan portfolio as of December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

	2009	2008	2007	2006	2005
Commercial	$89,920,589	$125,331,210	$102,728,342	$88,491,722	$75,626,825
Real Estate – Mortgage	47,930,243	50,611,464	36,210,905	27,903,399	34,542,931
Real Estate – Construction	24,937,789	44,061,253	67,775,883	76,889,997	47,933,768
Real Estate – Home Equity Line of Credit	28,336,500	23,377,524	18,585,641	19,963,116	21,067,964
Loans Held for Sale	415,091	1,187,954	11,601,070	1,444,303	17,509,064
Consumer	3,132,375	3,781,316	4,054,400	3,323,141	2,909,409
Total Loans	$194,672,587	$248,350,721	$240,956,241	$218,015,678	$199,589,961

The following table sets forth the percentages of loans in each category for our loan portfolio as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

	2009	2008	2007	2006	2005
Commercial	46.19%	50.47%	42.63%	40.59%	37.89%
Real Estate – Mortgage	24.62	20.38	15.03	12.80	17.31
Real Estate – Construction	12.81	17.74	28.13	35.27	24.02
Real Estate – Home Equity Line of Credit	14.56	9.41	7.71	9.16	10.55
Loans Held for Sale	.21	0.48	4.82	0.66	8.77
Consumer	1.61	1.52	1.68	1.52	1.46
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table sets forth the maturity distribution for our loan portfolio at December 31, 2009. Some of the loans may be renewed or repaid prior to maturity.  Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years	Total
Commercial	$57,702,280	15,413,175	13,057,713	3,747,421	89,920,589
Real Estate – Mortgage	18,614,424	17,503,297	8,975,110	2,837,412	47,930,243
Real Estate – Construction	22,013,964	1,256,668	123,664	1,543,493	24,937,789
Real Estate – Home Equity Line of Credit	28,336,500				28,336,500
Loans Held for Sale	415,091				415,091
Consumer	2,840,763	265,686	25,926	-	3,132,375
Total	$129,923,022	34,438,826	22,182,413	8,128,326	194,672,587

Fixed interest rate	$22,555,158	34,438,826	22,182,413	8,128,326	87,304,723
Variable interest rate	106,952,773				106,952,773
Loans Held for Sale	415,091				415,091
Total	$129,923,022	34,438,826	22,182,413	8,128,326	194,672,587

The scheduled repayments as shown above are reported in the maturity category in which the payment is due, except for the adjustable (variable) rate loans, which are reported in the period of repricing.

Our loan portfolio composition as of December 31, 2009 reflects a 55.0% concentration in variable rate loans. Loans held for sale represented 0.2% of the loan portfolio. Fixed rate loans totaled $87.3 million, or 44.8%, of the loan portfolio. Interest rates on variable rate loans adjust to the current interest rate environment, whereas fixed rates do not allow this flexibility. Loans held for sale are expected to be sold in three months or less and as a result are not materially impacted by interest rate fluctuations. If interest rates were to increase in the future, the interest earned on the variable rate loans would improve, and, if rates were to fall, the interest earned would decline.  See “Liquidity and Interest Rate Sensitivity.”

Our officers and directors, including their related companies, had outstanding loans from the Bank of $8.8 million at December 31, 2009 and $11.8 million at December 31, 2008. All loans made to officers and directors, including their related companies, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and do not involve more than the normal risk of repayment or present other unfavorable features.

ALLOWANCE FOR CREDIT LOSSES AND CREDIT RISK MANAGEMENT

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, and the quality of the collateral for the loan, if any, as well as general economic conditions.  We charge the provision for credit losses, which affects earnings, in order to maintain the allowance for credit losses (“allowance”) at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate.  Such estimation is based upon, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to our market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio and concentrations of risk (if any).  We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely.  Recoveries on loans previously charged off are added back to the allowance.

Determining an appropriate level for the allowance involves a high degree of judgment.  The  allowance provides for probable losses, based upon evaluations of inherent risks in the loan portfolio.  The allowance is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio as of the date of the financial statements.  We have developed appropriate policies and procedures for assessing the adequacy of the allowance that reflect management’s careful evaluation of credit risk considering available information.  Management uses historical, quantitative information to assess the adequacy of the allowance, as well as qualitative information about the prevailing economic and business environment, among other considerations.  In developing this assessment, management must rely on estimates and exercise judgment in assigning credit risk.  Depending on changing circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or decrease in the allowance.  Determination of the allowance involves careful and continuous monitoring of developments and changes in the loan portfolios, and in the factors that influence their collectability, through a methodology revised in 2009 to reflect external general economic factors, which includes (1) the specific allowance used to provide reserves for impaired credits on an individual basis, and (2) formula allowances reflecting historical losses, as adjusted, on pools of homogeneous unimpaired credits defined either by loan category or by risk rating.

The specific allowance is generally computed as the shortfall, if any, between the fair value of collateral and the outstanding loan balance on individually evaluated impaired loans.  The Bank’s formula allowances apply the historical loss experience of each loan category or risk grade, depending on how the portfolio is managed, to their respective loan balances.  For loans managed by category, historical losses consist of net charge-offs, averaged over the trailing four quarters; whereas, for unimpaired loans evaluated by risk grade, charge-off rates are determined by migration analysis over a one-year time horizon.  Resulting historical loss percentages are then adjusted by factors which address various risk characteristics in the loan portfolio including (1) the quality of our lending policies and procedures, (2) the experience, ability, and depth of management and other lending staff, (3) the quality of loan review systems, (4) changes in the nature and volume of the loan portfolio, (6) changes in trends, volume and severity of past dues, non-accruals, charge-offs and recoveries, and (7) national and local economic trends and business conditions.

A test of the adequacy of the allowance, using the methodology outlined above, is performed by management and reported to the Board of Directors on at least a quarterly basis.  The complex evaluations involved in such testing require significant estimates.  These estimates include, among others, the grading of credits according to risk, collateral valuations, and estimated losses on pools of homogeneous loans, any of which may be susceptible to significant change.  Estimated losses are based upon historical experience, adjusted for consideration of current economic trends and other qualitative factors listed above.  Management uses available data to establish the allowance at a prudent level, recognizing that the determination is inherently subjective, and that future adjustments may be necessary, depending upon many items including a change in economic conditions affecting specific borrowers, or in general economic conditions, and new information that becomes available.  However, there are no assurances that the allowance will be sufficient to absorb losses on nonperforming loans, or that the allowance will be sufficient to cover losses on nonperforming loans in the future.

The allowance was $9.8 million at December 31, 2009, compared to $5.7 million at December 31, 2008.  These amounts represented 5.01% of total loans (including loans held for sale) at December 31, 2009, compared to 2.29% at December 31, 2008.  Excluding loans held for sale, the allowance was 5.02% of total loans at December 31, 2009, versus 2.30% at December 31, 2008.  This increase in allowance level resulted from the offsetting effects of a $10.7 million 2009 provision for credit losses, net of the component providing for unfunded commitments, coupled with net charge-offs of $6.6 million.  Most significantly, commercial and commercial real estate net charge-offs rose substantially during the 12 months ended December 31, 2009, to $1.9 million and $1.2 million, respectively, from negligible amounts in 2008.  The higher reserve requirement at December 31, 2009, versus the prior year-end, reflects the continuing adverse effects of the recent recession on the financial condition of our borrowers, declining property values, and deeper discounting of the value of collateral by adjustments discussed below.  When a specific impaired loan has a collateral shortfall, management acts to further secure the loan with additional collateral, allocates reserves for the difference between the loan principal balance and the fair value of the collateral and, if necessary, timely pursues foreclosure actions and charges off any losses.  The fair value of the collateral reflects adjustment by a factor that considers a discount for a “bank sale” situation, along with the age of the last appraisal, both of these enhancements to the allowance methodology plus a factor for selling and collection costs were introduced during 2009 to better reflect current recessionary conditions.  We have no exposure to foreign countries or foreign borrowers.  For a further explanation of activity in the allowance, please refer to the discussion about “loan composition” above in the section entitled “Composition of the Balance Sheet.”  The systematic allowance methodology is further described in “Note 1 – Summary of Significant Accounting Policies – Loans and Allowance for Credit Losses.”

Management believes that the allowance is adequate.  However, its determination requires significant judgment, and estimates of probable losses in the loan portfolio can vary significantly from the amounts actually observed.  While management uses available information to recognize probable losses, future additions to the allowance may be necessary based on changes in the credits comprising the portfolio and changes in the financial condition of borrowers, such as may result from changes in economic conditions.  In addition, federal and state regulatory agencies, especially the OCC, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the loan and lease portfolio and the allowance, including the effectiveness and quality of credit administration.  Such reviews have in the past, and may in future periods, result in adjustments to the provision based upon their judgments of information available at the time of each examination.

As of December 31, 2009, we had non-accrual loans totaling $20.2 million, all of which were impaired and included on the watch list.  Non-accrual loans are divided in approximately equal amounts between Towson mortgage portfolio credits, comprised significantly of loans for investor residential real estate, and loans from other portfolios, consisting primarily of more traditional commercial lending to small and middle-market businesses and professional service firms.  The Towson mortgage portfolio was adversely affected by the slowdown in the real estate market that reduced the ability of its borrowers to refinance or sell properties as quickly as anticipated.  On the commercial lending side, the length, severity and continuing impact of the recent recession, coupled with unusually high levels of unemployment, resulted in the deterioration in credit quality.  Any losses on non-accrual loans will be charged off as soon as the amount of the loss is determinable.  At December 31, 2009, nonperforming loans, which were then comprised only of non-accrual loans (and their subset of troubled debt restructures), since there were no loans past due 90 or more days and still accruing, represented 10.4% of total loans, including loans held for sale, in comparison to 6.6% reported as of December 31, 2008.

Gross interest income that would have been recorded in 2009 if non-accrual loans had been current and in accordance with their original terms was $1.7 million, while interest actually recorded on such loans was approximately $697,461.  During 2008, the respective amounts were $1.3 million that would have been recognized, and $422,714 that was actually recognized, respectively.  Please see Note 1 – Summary of Significant Accounting Policies for a description of our policy for placing loans on non-accrual status.

Performing loans considered potential problem loans, as defined and identified by management, amounted to $16.5 million at December 31, 2009.  Potential problem loans are contained in the unimpaired watch list of carefully and individually monitored credits.  Although these are loans where known information about the borrowers’ possible credit problems causes management to have concerns as to the borrowers’ ability to comply with the loan repayment terms, they are not believed to present significant risk of loss.  Loans classified as “other loans especially mentioned”, as well as “substandard” loans which are still accruing interest, comprise the potential problem loans.  There are no loans classified for regulatory purposes not included in either non-performing or potential problem loans

We define a credit concentration as 25% of the loan portfolio in any customer, product type, geographic area, industry, or other identified category, which is consistent with the definition provided in the OCC Comptroller’s Handbook, “Concentration of Credits.”  Using this threshold, we have a concentration in commercial lending at December 31, 2009, which is consistent with the Bank’s mission and greatest expertise.

Management instituted quarterly reporting of its loan portfolio by geographic concentration during 2009, by borrower and by collateral.  The reports further show the individual loan makeup, branch makeup, and city location detail of the portfolio’s geographic concentration.  The December 31, 2009 reports indicate a borrower concentration in Maryland of approximately 89.5%.  This Maryland concentration means that much of the Bank’s loan portfolio may be similarly affected by economic conditions in a single state.  The adverse effects of this type of concentration are somewhat offset by the location of most of the loan portfolio in geographic areas where management has the best understanding of economic conditions and trends.

We recorded net charge-offs amounting to $6.6 million, or 2.94% of average total loans, during 2009, as compared to $5.8 million, or 2.36% of average total loans, during 2008.

The following table represents an analysis of the activity in the allowance for credit losses for the periods presented:

	2009	2008	2007	2006	2005
Balance at beginning of year	$5,675,035	$5,000,000	$3,175,000	$3,000,000	$1,810,000
Provision for credit losses *	10,695,432	6,478,200	2,125,680	202,931	1,178,866
Loan charge-offs
Commercial	(1,919,409)	(107,495)	(1,733)	(37,931)	-
Real Estate – Mortgage	(1,422,123)	(454,739)	-	-	-
Real Estate – Construction	(2,967,029)	(5,286,406)	(342,186)	-	-
Real Estate – Home Equity Line of Credit	(231,556)	(36,572)	-	-	-
Consumer	(160,300)	-	-	-	-
Loan recoveries
Commercial	47,779	1,700	27,931	10,000	11,134
Real Estate – Mortgage	9,425	-	-	-	-
Real Estate – Construction	31,573	80,347	15,308	-	-
Real Estate – Home Equity Line of Credit	1,173	-	-	-	-
Net (charge-offs) recoveries	(6,610,467)	(5,803,165)	(300,680)	(27,931)	11,134
Balance at end of year	$9,760,000	$5,675,035	$5,000,000	$3,175,000	$3,000,000

*        The provision for 2009 is net of the $270,994 component providing inherent losses arising from unfunded commitments.

The following table presents the allocation of the allowance for credit losses, reflecting use of the methodology presented above for the periods presented:

	Amount
	2009	2008	2007	2006	2005
Commercial	$3,100,638	$1,978,854	$1,206,946	$1,281,491	$2,046,219
Real Estate – Mortgage	4,170,298	1,072,779	186,545	177,116	214,601
Real Estate – Construction	1,452,520	2,235,729	3,435,204	1,482,349	469,580
Real Estate – Home Equity Line of Credit	732,871	358,890	92,935	100,811	106,986
Loans Held for Sale	2,010	5,940	58,005	7,222	87,545
Consumer	301,664	22,843	19,562	16,693	10,275
Unallocated	-	-	803	109,318	64,794
Total Allowance	$9,760,000	$5,675,035	$5,000,000	$3,175,000	$3,000,000

During 2009, management made enhancements to its allowance methodology in an effort, during the current recession, to better estimate inherent losses in the loan portfolio.  Other enhancements have included: more segmentation of the loan portfolio by loan category, as well as risk-rating; inclusion of historical loss experience factors over a trailing four-quarter time horizon to compute general reserves; development of migration analysis used to determine historical loss factors for risk grades; implementation of the practice of discounting the value of collateral for a “bank sale” situation along with the age of the underlying appraisal to better reflect current economic conditions; and improved qualitative factor analysis.  In addition, management took steps to improve the loan review process, resulting in: appraisals that are more current; improved communication between loan officers, credit administration and senior executives about problem credits; more effective identification of credits to monitor and evaluate continuously due to risk; and, enhanced determination of internal risk rating changes, charge-offs and allocations of specific reserves for non-performing loans.

The following table sets forth the percentages of loans in each category for the loan portfolio as of December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

	2009	2008	2007	2006	2005
Commercial	46.19%	50.47%	42.63%	40.59%	37.89%
Real Estate – Mortgage	24.62	20.38	15.03	12.80	17.31
Real Estate – Construction	12.81	17.74	28.13	35.27	24.02
Real Estate – Home Equity Line of Credit	14.56	9.41	7.71	9.16	10.55
Loans Held for Sale	0.21	0.48	4.82	0.66	8.77
Consumer	1.61	1.52	1.68	1.52	1.46
Total Loans	100.00%	100.00%	100.00%	100.00%	100.00%

NONPERFORMING LOANS AND OTHER DELINQUENT ASSETS

Nonperforming assets are comprised of non-accrual loans, including troubled debt restructures, loans past due 90 days or more and still accruing (of which there were none at December 31, 2009), and real estate acquired through foreclosure.  Management will generally classify loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. When a loan is classified as non-accrual, interest will no longer be accrued, and any interest previously accrued, but not collected, will be reversed.  A non-accrual loan may be restored to accrual status when delinquent principal and interest payments are brought current (and, generally, have been kept current for a period of six months) and collection of future monthly principal and interest payments is expected. As of December 31, 2009, we had $20.2 million of non-accrual loans, compared to $13.5 million as of December 31, 2008.

Any property we acquired as a result of foreclosure on a mortgage loan is classified as real estate acquired through foreclosure and recorded at the lower of the unpaid principal balance or fair value at the date of acquisition and, subsequently, carried at the lower of cost or net realizable value. Any required write-down of the loan to its net realizable value will be charged against the allowance for credit losses.  Upon foreclosure, we generally will require an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis with external inspections on at least a quarterly basis. As of December 31, 2009, we held $2.7 million of real estate acquired as a result of foreclosure, which was net of an allowance of $806,774 for estimated losses in market value.  This compares to $3.9 million held at December 31, 2008, which was net of an allowance of $645,322 for estimated losses in market value.

Troubled debt restructures (“TDRs”), which are loans that have been restructured due to the borrower’s inability to maintain a current status on the loan, totaled $5.4 million as of December 31, 2009, comprised of commercial real estate credits from the Towson portfolio ($4.5 million of principle and $1.6 million in specific reserves) and residential real estate credits from our other portfolios ($957,172 of principle and $607,328 in specific reserves).  By comparison, as of December 31, 2008, troubled debt restructures amounted to $952,372 of residential real estate construction loans, with associated specific reserves of  $39,551.

Considering loan impairment, we apply FASB’s guidance for the "Accounting by Creditors for Impairment of a Loan," and "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure."  Loans are considered impaired (and non-accrual) when, based on current data, it is improbable that we will collect all principal and interest payments according to contractual terms.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, as a practical expedient, we may measure impairment based upon a loan’s observable market price or the fair value of the collateral if repayment of the loan is collateral dependent.  Generally, we measure impairment on such loans by reference to the fair value of the collateral.  If the measure of the impaired loan is less than the recorded investment in the loan, impairment is recognized for the shortfall and recorded in a valuation allowance through a provision for credit losses.  Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment.  Impaired loans are written off when management determines that a permanent decline in value has occurred.

As of December 31, 2009, we had impaired loans totaling $20.2 million, or 5.01% of total outstanding loans, including loans held for sale.   These impaired loans, all of which were also non-accrual, included TDRs amounting to $5.4 million.  However, impaired loans at year-end 2009 did not include any loans 90 days or more past due and still accruing interest.  The composition of impaired loans as of December 31, 2009, was: commercial real estate - $7.9 million (including TDRs of $4.5 million); commercial construction - $4.7 million; commercial loans - $3.1 million; residential real estate - $2.0 million (including TDRs of $0.9 million); consumer construction - $1.8 million; home equity lines of credit - $345,686; and, consumer - $232,000. Because essentially all of these loans were at least partially collateralized by real estate and considered to be collateral dependent, management computed specific reserves for each credit as the collateral shortfall, if any, compared to the outstanding principal balance.  Total specific reserves provided for impaired credits, which continue to be carefully monitored, amounted to $4.4 million at December 31, 2009.  By comparison, impaired loans at December 31, 2008 amounted to $16.4 million, including non-accrual loans of $13.5 million and TDRs of $952,372, and carried specific reserves of approximately $2.9 million.  Average impaired loans were approximately $26.9 million and approximately $13.7 million for the years ended December 31, 2009 and 2008, respectively.

INVESTMENT PORTFOLIO

In March 2009, the Board of Directors approved a new investment policy and authorized management to invest in a traditional securities portfolio in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment securities available for sale balances of $21.1 million as of December 31, 2009 are investment securities such as agency-backed bonds and mortgage-backed securities.  The Company held Federal Reserve Bank stock and FHLB of Atlanta stock of $663,450 and $487,700 as of December 31, 2009 and $704,200 and $535,400 as of December 31, 2008, respectively.  In 2008, we chose to invest available funds primarily in federal funds sold and other overnight investments. As a result, there were no investment securities as of December 31, 2008.

We had no investments that were obligations of the issuer, or payable from or secured by a source of revenue or taxing authority of the issuer, whose aggregate book value exceeded 10% of stockholders' equity at December 31, 2009.

The following table sets forth information in the scheduled maturities, amortized cost, market value and average yields for the Bank’s investment portfolio as of December 31, 2009:

	US Government Securities			Mortgage-backed Securities			Total Investment Securities
	Amortized Cost	Market Value	Average Yield	Amortized Cost	Market Value	Average Yield	Amortized Cost	Market Value	Average Yield
Years to Maturity:
One Year or less				$2,243,709	2,248,256	1.04%	$2,243,709	2,248,256	1.04%
One to Five Years	5,499,731	5,518,410	1.95%				5,499,731	5,518,410	1.95%
Five to Ten Years				4,914,210	4,915,833	3.20%	4,914,210	4,915,833	3.20%
More than Ten Years				8,373,005	8,446,375	3.87%	8,373,005	8,446,375	3.87%
Total Investment Portfolio	$5,499,731	5,518,410	1.95%	$15,530,924	15,610,464	3.25%	$21,030,655	21,128,874	2.91%

The maturities for the investment securities shown above are based upon contractual maturities; floating rate instruments are sorted by their next repricing date.

Management has made the decision to maintain its available funds in highly-liquid assets because it wants to ensure that funds are readily available to fund loan commitments and maturing time deposits. Management believes that this strategy is necessary in order to maintain appropriate levels of liquidity and acknowledge that it prevents us from maximizing margins.

SOURCES OF FUNDS

General

Deposits, short-term borrowings in the form of repurchase agreements, short-term borrowings under secured and unsecured lines of credit, borrowings under the subordinated debt, scheduled amortization and unscheduled prepayment of loans, funds provided by operations and capital are the  sources of funds we utilize for lending and investment activities, and other general business purposes.

Deposits

We offer a variety of deposit products having a range of interest rates and terms. Our deposits consist of checking accounts, savings accounts, money market accounts and CDs.

The following table sets forth the composition of our deposits as of December 31, 2009 and December 31, 2008:

	2009		2008
Demand Deposits	$68,623,282	24.38%	$76,115,803	31.12%
Savings	895,694	.32	1,047,533	0.43
Money Market and sweep	15,445,289	5.49	23,763,974	9.71
CDs	196,539,188	69.81	143,700,722	58.74
Total deposits	$281,503,453	100.00%	$244,628,032	100.00%

The mix of deposits shifted to a higher concentration of CDs and a decreased concentration in demand deposits, savings and money market and sweep accounts in 2009 compared to 2008. The increased concentration in certificate of demand accounts was primarily a function of management’s decision to aggressively compete for national market deposits during 2009 for liquidity management.

Of the total deposits at December 31, 2009, $7.1 million, or 2.52%, was related to one customer as compared to $5.3 million, or 2.17%, at December 31, 2008 for this same customer.  The deposits for this large customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.

The following table sets forth the maturity distribution for the Company's deposits at December 31, 2009. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years	Total
Demand deposits	$68,623,282				68,623,282
Savings	895,694				895,694
Money Market and sweep	15,445,289				15,445,289
CDs	165,744,538	28,940,846	1,805,213	48,591	196,539,188
Total	$250,708,803	28,940,846	1,805,213	48,591	281,503,453

CDs in amounts of $100,000 or more, and their remaining maturities at December 31, 2009, are as follows:

Three months or less	$40,858,760
Over three months through six months	44,471,609
Over six months through twelve months	41,802,576
Over twelve months	16,597,639
Total	$143,730,584

The market in which we operate is very competitive and the rates of interest paid on deposits are affected by rates paid by other depository institutions.  Management closely monitors rates offered by other institutions and seeks to be competitive within the market.  The Company has chosen to selectively compete for large CDs. As of December 31, 2009, we had outstanding CDs of approximately $165.5 million that were either obtained through the listing of CD rates on two Internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit) or to a lesser extent, acquired through Promontory Financial Network’s certificate of deposit account registry service (“CDARS”) program. The national market certificates of deposits were issued with an average yield of 2.17% and an average term of 6.6 months. Included in the $165.5 million are national market certificates of deposit totaling $8.6 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 3.88% and an average term of 7.1months.  As of December 31, 2008, the total CDs obtained through the listing of CDs rates on the Internet-based listing services were approximately $94.9 million, and included $80.5 million of “Brokered Deposits.”  We have never paid broker fees for deposits.

In 2006, we began using brokered CDs through the Promontory Financial Network.  Through this deposit matching network and its CDARS program, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company placed funds through CDARS on behalf of a customer, it was eligible to receive matching deposits through the network. We also had the ability to raise deposits directly through the network.  These deposits received through the CDARS program are considered “Brokered Deposits” for bank regulatory purposes. At

December 31, 2008, we had approximately $3.1 million of CDARS deposits all of which was placed on behalf of customers.  As a result of falling below the “well-capitalized” status for regulatory reporting purposes, we may still place customer deposits with CDARS but we are no longer permitted to accept brokered deposits including the match portion through the CDARS program.  As of December 31, 2009 there were no reciprocal CDARS deposits on the Bank’s books.

Effective with the filing of our September 30, 2008 Call Report, we are unable to accept additional brokered deposits without prior FDIC approval.  This is a standard restriction for banks once they are deemed to be less than “well-capitalized.”   As of December 31, 2009, $4.5 million of the $8.6 million of remaining brokered CDs will mature during the first quarter of 2010.

Below is a reconciliation of total deposits to core deposits as of December 31, 2009 and 2008, respectively:

	December 31, 2009	December 31, 2008
Total deposits	$281,503,453	$244,628,032
National market CDs	(165,518,431)	(94,919,991)
Variable balance accounts (1 customer in 2009 and 2008)	(7,070,688)	(5,311,720)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$111,914,334	$147,396,321

Core deposits, which management categorizes as commercial paper sweep balances and all deposits other than national market CDs, CDARS deposits and $4.1 million of the $7.1 million deposits from the large customer described above, stood at $111.9 million as of December 31, 2009, down 24.0% from $147.4 million as of December 31, 2008.  Overall, we did not aggressively compete for new local deposits during 2009, which essentially accounts for the decrease in core deposits from 2008.  Management closely monitors core deposits because they consider such deposits not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Borrowings

Short-term borrowings as of December 31, 2008 consist primarily of $1.9 million borrowed under Federal Funds lines of credit. These borrowings are unsecured and are subordinated to all deposits.  There were no short-term borrowings as of December 31, 2009.

Subordinated debt consists of $8 million of fixed interest rate trust preferred securities (the “Trust Preferred Securities”), issued on December 12, 2005 through a Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Trust was formed for the purpose of issuing the Trust Preferred Securities and all of its common securities are owned by the Company.  The Company purchased the common securities from the Trust for $248,000. In accordance with provisions of FASB’s guidance for “Consolidation of Variable Interest Entities”, the financial position and results of operations are not included in the Company’s consolidated financial position and results of operations.

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities, the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity.  The interest expense on Trust Preferred Securities, which include amortization of issuance costs, was $622,284 and $603,039 in 2009 and 2008, respectively.  The Debt Securities mature on February 23, 2036, but may be redeemed at the

Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence of certain adverse tax events.  Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

Bay National Corporation was required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which the Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment.

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

On January 6, 2009, we provided notice under the indenture for the Debt Securities dated December 12, 2005 (the “Indenture”) of our election to defer the interest payment due on February 23, 2009.    In February 2009, the Company received formal notice from the FRB instructing it to suspend its trust preferred interest payments.

During the period in which interest payments are being deferred, we may not, subject to certain exceptions, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, (ii) make any payments on, repay, repurchase or redeem any debt securities other than those that rank senior to the Debt Securities, or (iii) make any payment under any guarantees, other than those that rank senior to our guarantee on the capital securities issued by the Trust.  Interest on the Debt Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period.  Prior to the expiration of the deferral period, we have the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceed 20 consecutive quarters and that no event of default (as defined in the Indenture) has occurred and is continuing at the time of the deferral. We were not in default with respect to the Indenture at the time the payments were deferred and such deferrals did not cause an event of default under the Indenture.

As of December 31, 2008, we had unused commitments for a total of $2.1 million of borrowing availability under an unsecured Federal Funds line of credit with another institution.  This facility was terminated on January 15, 2009 primarily based on the Company’s negative earnings trend.

We had approximately $21.5 million of borrowing capacity with the FHLB of Atlanta as of December 31, 2008.  This facility was rescinded on February 13, 2009.  We took steps to restore this line of credit and it was restored to $6.5 million on March 27, 2009.  Subsequently, on April 9, 2009 the available line capacity was reduced to $5.0 million.  On May 14, 2009, the Company received notification that due to the weak operating results of the Bank for the first quarter of 2009, the line had again been rescinded.  We will continue to take appropriate steps to identify and arrange for lines of credit from other sources.  To date, we have not been successful in obtaining a line of credit from other sources and there can be no assurance that we will be successful in this regard.

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

The following table sets forth the amount of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2009, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$69,636,017	24.31%	$69,636,017	$-	$-	$-
Loans held for sale	415,091	.14	415,091	-	-	-
Loans – Variable rate	106,952,773	37.33	106,952,773	-	-	-
Loans – Fixed rate	87,304,723	30.47	8,813,248	13,741,910	56,621,239	8,128,326
Investment Securities, FRB and FHLB Stock	22,181,805	7.74	-	2,243,709	5,499,731	14,438,365
Total interest-earning assets	$286,490,410	100.00%	$185,817,130	$15,985,619	$62,120,970	$22,566,691

Interest-bearing liabilities
Deposits – Variable rate	$31,930,393	13.50%	$31,930,393	$-	$-	$-
Deposits – Fixed rate	196,539,188	83.12	66,533,069	99,211,469	30,746,059	48,591
Short-term borrowings – variable rate						-
Subordinated debt	8,000,000	3.38	-	-	-	8,000,000
Total interest-bearing liabilities	$236,469,581	100.00%	$98,463,462	$99,211,469	$30,746,059	$8,048,591

Periodic repricing differences
Periodic gap			$87,353,668	$(83,225,850)	$31,374,911	$14,518,100
Cumulative gap			$87,353,668	$4,127,818	$35,502,729	$50,020,829
Ratio of rate sensitive assets to rate sensitive liabilities			188.72%	16.11%	202.05%	280.38%

We have 61.78% of our interest-earning assets and 13.50% of our interest-bearing liabilities in variable rate balances. The excess of interest-earning assets over interest-bearing liabilities of $50 million in the categories of items maturing or repricing within five years comprises the majority of the overall gap.  This gap is generally reflective of our emphasis on investing in short-term investments and originating variable rate loans and the demand in the market for higher yielding fixed rate deposits.  This analysis indicates that we generally will benefit from rising market rates of interest but will generally be adversely affected by declining market rates of interest.  Since all interest rates and yields do not adjust at the same pace, however, the gap is only a general indicator of interest rate sensitivity.  The analysis of our interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Management constantly monitors and manages the structure of the Company's balance sheet, seeks to control interest rate exposure and evaluate pricing strategies while maximizing earnings and net worth.  Strategies and policies to manage the balance sheet are predicated upon the examination of how interest rate risk affects overall business risk, capital risk, liquidity risk, and credit risk.  The proper strategy will depend on the current level of risk, the time frame,  the current and expected interest rate environment and the consequences of such strategy on our liquidity needs.  We will attempt to extend fixed-rate liabilities to longer maturities while purchasing variable rate assets to widen the net interest margin if we determine that interest rates will more than likely increase and if such actions will help ensure that our liquidity needs can be met.  If we perceive that interest rates will decline, we will attempt to shorten fixed rate liabilities while securing longer term fixed rate assets if the impact of such strategy is consistent with our liquidity needs.

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

LIQUIDITY

Our overall asset/liability management strategy takes into account the need to maintain adequate liquidity to fund existing loan commitments, deposit runoff and ongoing operations.  Management monitors the liquidity position daily.

Our primary sources of funds are deposits, scheduled amortization and prepayment of loans, funds provided by operations and capital.  We also have access to national markets for CDs.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

Our most liquid assets are cash and assets that can be readily converted into cash, including federal funds sold, other overnight investments and investment securities. As of December 31, 2009, we had $71.2 million in cash and due from banks, $942,784 in federal funds sold and other overnight investments, $21.1million in investment securities and $415,091 in loans expected to be sold within 60 days. As of December 31, 2008, we had $7.3 million in cash and due from banks, $2.0 million in federal funds sold and other overnight investments and $1.2 million in loans expected to be sold within 60 days.

The increase in the overall level of liquid assets, other than loans expected to be sold within 60 days, is the result of management’s decision to increase liquidity and, when appropriate, to allow non-core time deposits to mature.

As an additional source of liquidity, management has also identified specific loans to sell and has contacted several correspondent banks as potential purchasers of such loans.  Since undertaking transactions of this nature could have an adverse impact on our profitability (i.e., loss in interest income on the participated loans), we are considering the sale of these assets only as a contingent source of liquidity.

To further aid in managing liquidity, the Board has approved and an Investment Committee was formed to review and discuss recommendations for the use of available cash and to establish an investment portfolio.  By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet any short-term funding needs.

Based on the actions noted above, we believe that we have adequate cash on hand and available through liquidation of investment securities to meet a liquidity shortfall. Although we believe sufficient liquidity exists, if economic conditions continue to deteriorate and consumer confidence is not restored, this excess liquidity could be depleted, which would then materially affect our ability to meet our operating needs and to raise additional capital.

As previously discussed, we intend to raise funds via an offering of our common stock and warrants to purchase common stock.  We need to raise these funds and recapitalize the Bank in order for the Bank to continue operations.  If we cannot raise sufficient capital before the Bank reaches regulatory capital levels that will result in a receivership of the Bank, we will attempt a direct sale of the Company and/or Bank or of the Bank’s assets.  While we continue our efforts to raise capital, we will also implement our capital restoration plan and reduce our total risk-weighted assets.  A by-product of successful efforts to shrink the balance sheet in this regard will be increased liquidity for the Bank.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of our business.  These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit.  We use these financial instruments to meet the financing needs of our customers.  These financial instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  In addition, we also have operating lease obligations and purchase commitments.

Outstanding loan commitments and lines and letters of credit at December 31, 2009 and 2008 are as follows:
	2009	2008
Loan commitments	$9,445,011	$14,981,584
Unused lines of credit	48,046,982	84,495,398
Letters of credit	1,431,747	2,924,671

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have interest rates fixed at current market amounts, fixed expiration dates or other termination clauses, which may require payment of a fee.  Unused lines of credit represent the unused portion of lines of credit previously extended and available to the customer as long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their line of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements.  We are not aware of any loss we would incur by funding our commitments or lines of credit.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Our exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment.

In general, loan commitments, lines of credit and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans.  Each customer’s credit-worthiness and the collateral required are evaluated on a case-by-case basis.

The decline in the overall level of loan commitments and unused lines of credit as of December 31, 2009 as compared to December 31, 2008, is reflective of management’s decision to strictly manage loan growth and is also reflective of the current global economic downturn.

We have various financial obligations, including contractual obligations and commitments that may require future cash payments.

The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date:

	Within one year	One to three years	Three to five years	Over five years	Total
Deposits without a stated maturity(a)	$84,964,343	$-	$-	$-	$84,964,343
CDs(a)	165,744,538	28,940,846	1,805,213	48,591	196,539,188
Other borrowings(a)	-	-	655,583	8,000,000	8,655,583
Operating leases	424,530	829,378	809,613	67,483	2,131,004
Purchase obligations	360,013	720,025	720,025	240,008	2,040,071
Total	$251,493,424	$30,490,249	$3,990,434	$8,356,082	$294,330,189

(a)	Includes accrued interest payable.

Our operating lease obligations represent short and long-term lease and rental payments for facilities. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding on us. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts and accounts payable for goods and services received through December 31, 2009.

CAPITAL RESOURCES

The Company had stockholders’ (deficit) equity at December 31, 2009 of $(992,323) as compared to $15.0 million at December 31, 2008. The decrease in capital is the result of an increased provision for credit losses, negative operating results and the establishment of a valuation allowance against the deferred tax assets. We have not declared any cash dividends since inception.  Management is extremely focused on improving our capital as required by the terms of the OCC’s Consent Order.

Banking regulatory authorities have implemented strict capital guidelines that directly relate to the credit risk associated with an institution’s assets.  Banks and bank holding companies are required to maintain capital levels based on their "risk adjusted” assets so that categories of assets with higher "defined” credit risks will require more capital support than assets with lower risks. The Bank’s capital level has fallen to the category of  “significantly undercapitalized” at December 31, 2009 and management  is presently evaluating alternative courses of action to improve its capital position and to meet the higher risk-based capital ratios imposed by the OCC in its Consent Order.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies.  Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two years.  The Bank could not have paid dividends to the Company without approval from bank regulatory agencies at December 31, 2009 and no such payments are currently planned.  Furthermore, under the terms of the Consent Order, the Bank may not pay dividends unless it is in compliance with the capital program required by the Order and applicable regulatory requirements and receives the OCC’s written non-objection.

In addition, in February 2009, Bay National Corporation received notice from the Federal Reserve Bank of Richmond that the Company is expected to immediately terminate future dividend payments, including payments on trust preferred securities.  This order will remain in effect until we receive written approval from the Reserve Bank to resume such payments.

The tables below present the Bank's capital position relative to its various minimum regulatory capital requirements as of December 31, 2009 and 2008.  For a discussion of these capital requirements, see "Item 1. Description of Business - Supervision and Regulation - Bay National Bank - Capital Adequacy Guidelines."

December 31, 2009
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)*:	$10,064,000	4.90%	$16,420,000	8.00%	$20,525,000	10.00%
Tier I Capital (to Risk Weighted Assets)*:	7,406,000	3.61%	8,210,000	4.00%	12,315,000	6.00%
Tier I Capital (to Average Assets)*:	7,406,000	2.47%	9,013,000	3.00%	15,021,000	5.00%

*In order to be in compliance with the terms of the Consent Order, the Bank must meet minimum Total Capital, Tier 1 Capital  (to Risk Weighted Assets) and Tier 1 Capital (to Average Assets) ratios of 12.00%, 11.00% and 9.00%, respectively.

December 31, 2008
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$26,322,000	9.57%	$22,001,000	8.00%	$27,501,000	10.00%
Tier I Capital (to Risk Weighted Assets):	22,857,000	8.31%	11,000,00	4.00%	16,501,000	6.00%
Tier I Capital (to Average Assets):	22,857,000	8.31%	8,255,000	3.00%	13,758,000	5.00%

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations.  Unlike most industrial companies, nearly all our assets are monetary in nature.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

The most significant accounting policies we follow are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Loans

Loans are stated at the principal amount outstanding net of any deferred fees and costs.  Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Fees charged and costs capitalized for originating certain loans are amortized by the interest method over the term of the loan.

Loans are considered impaired when, based on current information, it is improbable that we will collect all principal and interest payments according to contractual terms. The Bank’s non-accrual and impaired loans comprise the same loans at December 31, 2009.  Generally, loans are placed on non-accrual status once they are determined to be impaired or when principal or interest payments are 90 or more days past due.  Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral in determining whether to classify a loan as impaired.  Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which we evaluate collectively for impairment.  During periods of “minimal delay” in payment (usually ninety days or less), loans specifically reviewed for impairment are not considered impaired or non-accrual unless eventual collection of all amounts due is not expected.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, as a practical expedient, we may measure impairment based on a loan’s observable market price or the fair value of the collateral if repayment of the loan is collateral-dependent.  Generally, we measure impairment on such loans by reference to the fair value of the collateral.  The Company recognizes cash-basis interest income on its impaired loans if the borrower demonstrates the ability to make payments, and where payments are past due 90 days or more, collateral is sufficient.  Other impaired loans are accounted for by the cost-recovery method.  We also provide for inherent losses arising from unfunded commitments as a separate component of the provision for credit losses used to fund an allowance included on the balance sheet in other liabilities.  Such provision relies upon the adjusted historical loss experience for each loan category, coupled with the likelihood of draw on the available credit amounts.

Allowance for credit losses

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

The allowance for credit losses represents management's best estimate of losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based upon, among other factors: our prior loss experience; current economic conditions; review of the ongoing financial conditions of borrowers; and the views of our regulators and consultants who conduct reviews of the allowance methodology and credit administration.  Determining the amount of the allowance is considered a critical accounting estimate because it requires significant estimates, assumptions and judgments.  The loan portfolio also represents the largest asset type on the consolidated balance sheets.

The allowance is established at a prudent level through complex, subjective evaluations of the collectability of loans.  These evaluations require significant estimates including the grading of credits according to risk, collateral valuations, and estimated losses on pools of homogeneous loans based upon historical loss experience and consideration of current economic trends and other qualitative factors outlined below, which may be susceptible to significant change.  Determination of the allowance involves careful and continuous monitoring of developments and changes in its loan portfolios, and in the factors that influence their collectability, through a methodology which includes: (1) the specific allowance for risk-rated credits on an individual basis; and (2) formula allowances reflecting historical losses, as adjusted, on pools of homogeneous credits defined either by loan category or by risk rating.

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

Investments available for sale and other equity securities

Marketable equity securities and debt securities, not classified as held-to-maturity or trading, are classified as available-for-sale.  Securities available-for-sale are acquired as part of our asset/liability management strategy and we may sell such securities in response to changes in interest rates, loan demand, deposit maturities and/or withdrawals, changes in prepayment risk and other factors.  Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax.  Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income.  Declines in the fair value of individual available-for-sale securities below their cost, that are other than temporary, result in write-downs of the individual securities to their fair value.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or the fact that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value or whether we would be required to sell the securities before anticipated recovery.

Income taxes

We apply the liability method of accounting for income taxes.  Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates in effect when these differences reverse.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.

Real estate acquired through foreclosure

We record foreclosed real estate assets at the lower of cost or estimated fair value, less selling costs, on their acquisition dates and at the lower of such initial amount or estimated fair value less selling costs thereafter.  Estimated fair value is based on many subjective factors, including location and condition of the property and current economic conditions, among other things.  Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Write-downs at time of acquisition are made through the allowance for credit losses.  Write-downs subsequent to acquisition are included in our noninterest expenses, along with operating income, net of related expenses of such properties.  Gains or losses realized upon disposition are included in non-interest income.

Recent Accounting Pronouncements And Developments

Note 1 to the consolidated financial statements discusses new accounting policies we adopted during 2009 and the expected impact of accounting policies, recently issued or proposed, but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, we discuss the impact of these changes in the applicable section(s) of this financial review and notes to the consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements are filed with this report:

Management’s Report On Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Operations – For the years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows – For the years ended December 31, 2009 and 2008

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bay National Corporation

We have audited the accompanying consolidated balance sheets of Bay National Corporation and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2009.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bay National Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses from operations.  As discussed in Note 1 to the consolidated financial statements, the bank subsidiary (the "Bank") is operating under a Consent Order issued by the Office of Comptroller of the Currency ("OCC"), which requires management to take a number of actions, including, among other things, restoring and maintaining its capital levels at amounts that are in excess of the Company’s current capital levels. Without a waiver by the OCC or amendment or modification of the Consent Order, the Bank could be subject to further regulatory enforcement action. These matters raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stegman & Company
Baltimore, Maryland
March 31, 2010

BAY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and due from banks	$71,152,942	$7,263,034
Federal funds sold and other overnight investments	942,784	2,023,478
Investment securities available for sale (AFS) - at fair value	21,128,874	-
Federal Reserve and Federal Home Loan Bank Stock	1,151,150	1,239,600
Loans held for sale	415,091	1,187,954
Loans, net of unearned fees	194,257,496	247,162,767
Total Loans	194,672,587	248,350,721
Less: Allowance for credit losses	(9,760,000)	(5,675,035)
Loans, net	184,912,587	242,675,686
Other real estate owned, net	2,730,572	3,873,405
Premises and equipment, net	780,008	1,151,246
Investment in bank owned life insurance	5,493,032	5,268,529
Income taxes receivable	643,106	3,276,739
Deferred tax asset	-	2,469,000
Accrued interest receivable and other assets	1,408,212	1,347,271

Total Assets	$290,343,267	$270,587,988

LIABILITIES

Non-interest-bearing deposits	$53,033,872	$49,945,354
Interest-bearing deposits	228,469,581	194,682,678
Total deposits	281,503,453	244,628,032

Short-term borrowings	-	1,864,056
Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,832,137	1,073,899

Total Liabilities	291,335,590	255,565,987

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock - $.01 par value, authorized:
20,000,000 shares authorized, 2,154,301and 2,153,101 issued and outstanding as of December 31, 2009 and 2008, respectively:	21,543	21,531
Additional paid in capital	17,951,811	17,954,770
Accumulated deficit	(19,024,608)	(2,954,300)
Accumulated other comprehensive gain	58,931	-

Total Stockholders' (Deficit) Equity	(992,323)	15,022,001

Total Liabilities and Stockholders' (Deficit) Equity	$290,343,267	$270,587,988

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008

	2009	2008

INTEREST INCOME:
Interest and fees on loans	$11,563,783	$15,127,186
Interest on federal funds sold and other overnight investments	104,165	133,615
Taxable interest and dividends on investment securities	375,048	64,738
Total interest income	12,042,996	15,325,539

INTEREST EXPENSE:
Interest on deposits	5,641,612	5,934,527
Interest on short-term borrowings	2,191	225,985
Interest on subordinated debt	622,284	603,039
Total interest expense	6,266,087	6,763,551

Net interest income	5,776,909	8,561,988

Provision for credit losses	10,966,430	6,478,200

Net interest (loss) income after provision for credit losses	(5,189,521)	2,083,788

NON-INTEREST INCOME:
Service charges on deposit accounts	318,155	266,064
Gain on sale of mortgage loans	538,592	281,029
Increase in cash surrender value of bank owned life insurance	224,503	226,867
Loss on sale of OREO properties	(239,932)	(59,688)
Loss on disposal of furniture & equipment	(19,181)	(18,603)
Other income	47,014	67,666
Total non-interest income	869,151	763,335

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,511,712	6,018,002
Occupancy expenses	644,287	763,336
Furniture and equipment expenses	434,167	426,190
Legal and professional fees	761,931	821,347
Data processing and items processing	821,083	798,922
Outsourcing costs	873,242	194,726
Advertising and marketing related expenses	158,697	509,939
Provision for losses on real estate acquired through foreclosure	734,395	569,350
FDIC insurance costs	1,129,469	200,850
Loan Collection Costs	325,259	200,612
Other expenses	498,359	603,132
Total non-interest expenses	9,892,601	11,106,406

Loss before income taxes	(14,212,971)	(8,259,283)
Income tax expense (benefit)	1,857,337	(3,194,640)
Net Loss	$(16,070,308)	$(5,064,643)

Per Share Data:
Net Loss (Basic)	$(7.46)	$(2.37)
Net Loss (Diluted)	$(7.46)	$(2.37)
Average Shares Outstanding (Basic)	2,153,910	2,140,793
Effect of dilution – Stock options and warrants	-	-
Average Shares Outstanding (Diluted)	2,153,910	2,140,793

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the years ended December 31, 2009 and 2008

	Common Stock	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 1, 2008	$21,376	$17,788,833	$2,110,343	$-	$19,920,552

Net loss	-	-	(5,064,643)	-	(5,064,643)

Stock-based compensation expense	-	75,517	-	-	75,517

Issuance of common stock	66	67,769	-	-	67,835

Issuance of stock awards	56	(56)	-	-	-

Stock options exercised	33	22,707	-	-	22,740

Balances at December 31, 2008	21,531	17,954,770	(2,954,300)	-	15,022,001

Comprehensive Income

Net loss	-	-	(16,070,308)	-	(16,070,308)
Unrealized Gain on securities available for sale (net of taxes)	-	-	-	58,931	58,931
Total Comprehensive Income					(16,011,377)

Net Stock-based compensation recovery	-	(2,947)	-	-	(2,947)

Issuance of stock awards	12	(12)	-	-	-

Balances at December 31, 2009	$21,543	$17,951,811	$(19,024,608)	$58,931	$(992,323)

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities:
Net Loss	$(16,070,308)	$(5,064,643)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	332,992	337,368
Loss on disposal of equipment	19,181	18,603
Accretion of investment discounts	(256)	(471)
Amortization of investment premiums	65,607	-
Provision for credit losses	10,966,430	6,478,200
Provision for losses on real estate acquired through foreclosure	734,395	569,350
Loss on sale of real estate acquired through foreclosure	239,932	59,688
Net (decrease) increase stock-based compensation	(2,947)	75,517
Increase in cash surrender of bank owned life insurance	(224,503)	(226,867)
Decrease (increase) deferred income taxes	2,469,000	(527,000)
Decrease (increase) income taxes receivable	2,633,633	(2,856,039)
Gain on sale of loans held for sale	(538,592)	(281,029)
Origination of loans held for sale	(62,716,223)	(76,205,941)
Proceeds from sale of loans	64,027,679	86,900,086
Net (increase) decrease in accrued interest receivable and other assets	(60,942)	382,567
Net increase (decrease) in accrued expenses and other liabilities	718,950	(188,434)
Net cash provided by operating activities	2,594,028	9,470,955

Cash Flows From Investing Activities:
Purchases of investment securities available for sale	(22,978,411)	-
Redemptions and maturities of investment securities available for sale	1,882,405	400,000
Redemption (purchase) of Federal Reserve Bank stock	40,750	(96,900)
Redemption of Federal Home Loan Bank of Atlanta stock	47,700	572,300
Loan reduction (increase) in excess of principal payments	43,914,409	(32,178,466)
Proceeds from sale of real estate acquired through foreclosure	2,592,246	5,056,545
Expenditures for real estate acquired through foreclosure	(314,343)	(44,852)
Proceeds (expenditures) for premises and equipment	19,065	(296,431)
Net cash provided (used) by investing activities	25,203,821	(26,587,804)

Cash Flows From Financing Activities:
Net increase in deposits	36,875,421	42,646,567
Net decrease in short-term borrowings	(1,864,056)	(23,507,452)
Net proceeds from issuance of common stock	-	90,575
Net cash provided by financing activities	35,011,365	19,229,690

Net increase in cash and cash equivalents	62,809,214	2,112,841
Cash and cash equivalents at beginning of year	9,286,512	7,173,671

Cash and cash equivalents at end of year	$72,095,726	$9,286,512

Supplemental information:
Interest paid	$5,937,951	$6,652,564
Income taxes paid	$-	$353,894
Accrued director fees paid in common stock	$-	$67,835
Amount transferred from loans to other real estate owned	$2,109,398	$8,575,010

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Bay National Corporation and its subsidiary, Bay National Bank (the “Bank”), collectively (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. The investment in subsidiary is recorded on Bay National Corporation’s books on the basis of its equity in the net assets.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry.

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

The principal business of the Company is to make loans and other investments and to accept time and demand deposits.  The Company’s primary market areas are Baltimore, the Baltimore-Washington corridor and Salisbury, Maryland, although the Company’s business development efforts generate business outside of these areas.  The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, CDs and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans and letters of credit. The Company’s customers are primarily individuals and small businesses.

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

OCC Consent Order

As we have previously disclosed, on February 6, 2009, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented to the issuance of a Consent Order by the OCC, the Bank’s primary regulator.

Among other things, the order requires the Bank and/or its Board to take certain actions, including developing and submitting certain written plans to the OCC, and imposes certain restrictions on the Bank designed to improve its financial strength, including the following:

•	within 30 days provide a written analysis of the Board’s decision whether to sell, merge or liquidate the Bank or remain independent;
•
if the Board decides the Bank should remain independent and the OCC does not object to the written analysis, within 60 days of the Order implement a three-year strategic plan for the Bank with respect to certain financial objectives;

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

•	by April 30, 2009 maintain a 12% total risk-based ratio, an 11% Tier 1 risk-based ratio and a 9% leverage ratio;
•	develop a three-year capital program that, among other things, assesses current and expected funding needs and ensures that sufficient funds or access to funds exists to meet those needs;
•	ensure that the Bank has competent management in its credit risk and asset liability risk management functions;
•	conduct management reviews and adopt a written education program for officers as necessary;
•	immediately take action to protect the Bank’s interest in assets criticized by the OCC and adopt a written program designed to eliminate the basis of such criticism;
•	increase liquidity;
•	establish an effective, independent and on-going loan review system within 60 days of the Consent Order; and
•
develop written plans to address liquidity improvement, loan portfolio management, asset diversification, the Bank’s allowance for loan and lease losses, monitoring and review of problem loans and leases, charged-off loans and related issues, and monitoring of portfolio trends.

In accordance with the Consent Order, the Board has appointed a compliance committee to monitor, coordinate and report to the Board on the Bank’s compliance with the Consent Order.  In addition, under the Consent Order the Bank may not pay dividends unless it is in compliance with the capital program required by the Consent Order and applicable regulatory requirements and receives the OCC’s written non-objection.

The Bank’s Board and its compliance committee have submitted a written analysis to the OCC in which the Bank details its decision to remain independent while continually evaluating other options.

We were not in compliance with the minimum capital requirements at April 30, 2009 and our request for an extension for compliance was denied.  As a result, we are required to develop a contingency plan for the Bank; we believe, however, that the terms of our previously-disclosed contemplated public offering of common stock and warrants, if successful, will satisfy the contingency plan requirement.  We are not in compliance with this portion of the Consent Order, however, because the OCC has not issued a determination of no supervisory objection to the strategic plan.

While we are working to comply with the terms of the Consent Order, we are not currently in compliance with any of the other requirements of the Consent Order (other than the requirement to determine whether to sell, merge or liquidate the Bank or remain independent).

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Federal Reserve Board Enforcement Action / Written Agreement

On April 28, 2009, pursuant to a formal enforcement action by the Federal Reserve Bank of Richmond, Bay National Corporation entered into a written agreement with the Reserve Bank (the “Reserve Bank Agreement”).  Pursuant to the Reserve Bank Agreement, Bay National Corporation agreed to the following:

•    We may not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve (the “Director”).

•    We may not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the Reserve Bank’s prior written approval.

•    We (including our nonbank subsidiaries) may not make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.

•    We (including our nonbank subsidiaries) may not, directly or indirectly, incur, increase or guarantee any debt without the Reserve Bank’s prior written approval.

•    We (including our nonbank subsidiaries) may not, directly or indirectly, purchase or redeem any shares of our stock without the Reserve Bank’s prior written approval.

•    In appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

officer position, we will comply with certain notice provisions set forth in the Federal Deposit Insurance Act and Board of Governors’ Regulations.

•    We will comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.

•    We will provide quarterly progress reports to the Reserve Bank.

We are currently in compliance with all of the terms of the Reserve Bank Agreement.

Capital Status; Impact on Operations

As of December 31, 2009, the Bank became classified as “significantly undercapitalized” under the Prompt Corrective Action provisions.  As a result, we are required to submit a capital restoration plan to the OCC addressing, among other things, the steps the Bank will take to become adequately capitalized.  We have submitted a capital restoration plan to the OCC, which is subject to OCC approval.

Under the capital restoration plan, if approved, the Bank’s Board and executive management will continue their efforts to raise capital and to follow its strategic plan as discussed above.  Under the capital restoration plan we anticipate that we would significantly downsize the Bank and decrease assets including through efforts to decrease the amount of loans held in our loan portfolio and redeeming our bank owned life insurance.  We will also attempt to reduce our expenses.  Going forward in the short- and medium-term we would focus on attempting to resolve the issues in our loan portfolio, preserve the remaining capital and, through a decrease in risk-weighted assets, increase our capital ratios.  The plan requires fewer employees, and more stringent cost control measures during the stabilization process as no new business will be brought in and the remaining employees will be dedicated to improving asset quality and maintaining regulatory compliance while also ensuring that safe and sound business practices are followed.  These actions would impact our operating results and financial condition through at least 2010 and 2011 by reducing our interest revenues and net interest income, as well as reducing certain categories of expenses.

Notwithstanding the circumstances described above relating to the Consent Order, the Company continues actively to market itself, seeking either to be acquired or to obtain a capital infusion in order to meet the conditions of the Consent Order.  There can be no assurance that these efforts will be successful and, as a result of the circumstances described here, there is substantial doubt concerning the ability of the Company and the Bank to continue as going concerns for a reasonable period of time.  Without a waiver by the OCC or amendment or modification of the Consent Order, the Bank would be subject to further regulatory enforcement action, including, without limitation, the issuance of additional Consent Orders (which may, among other things, further restrict the Bank’s business activities), or the placing of the Bank in conservatorship or receivership, any of which would mitigate against the Bank and the Company continuing as going concerns.

Cash and Cash Equivalents

The Company has included cash and due from banks, and federal funds sold and other overnight investments as cash and cash equivalents for the purpose of reporting cash flows.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Investments Available-for-Sale and Other Equity Securities

Marketable equity securities and debt securities, not classified as held-to-maturity or trading, are classified as available-for-sale.  Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, deposit maturities and/or withdrawals, changes in prepayment risk and other factors.  Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax.  Realized gains and losses, using the specific identification method, are included as a separate component of non-interest income. Related interest and dividends are included in interest income.  Declines in the fair value of individual available-for-sale securities below their cost, that are other than temporary, result in write-downs of the individual securities to their fair value.  Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or the fact that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value or whether we would be required to sell the securities before anticipated recovery .

Restricted Stock Investments – The Bank, as member of the Federal Reserve and Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank of Atlanta (“FHLB”) in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB.  Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

At December 31, the Company’s investment in restricted stock investments consisted of:
	2009	2008
Federal Reserve Bank stock	$663,450	$704,200
Federal Home Loan Bank stock	487,700	535,400
Total investments in other equity securities	$1,151,150	$1,239,600

Loans Held for Sale

The Company engages in sales of residential mortgage loans originated by the Bank and at times, by a third party.  Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on the sale of loans originated by the Bank are recorded as a component of non-interest income in the accompanying consolidated statements of operations. No gains or losses are realized on the sale of loans originated by third parties. The Company's current practice is to sell loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing at either December 31, 2009 or December 31, 2008. The Company earns interest on the outstanding balances of all loans that are held for sale.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Loans

Loans are stated at the principal amount outstanding net of any deferred fees and costs.  Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Fees charged and costs capitalized for originating certain loans are amortized by the interest method over the term of the loan.

Loans are considered impaired when, based on current information, it is improbable that we will collect all principal and interest payments according to contractual terms. The Bank’s non-accrual and impaired loans comprise the same loans at December 31, 2009.  Generally, loans are placed on non-accrual status once they are determined to be impaired or when principal or interest payments are 90 or more days past due.   Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral in determining whether to classify a loan as impaired.  Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which we evaluate collectively for impairment.  During periods of “minimal delay” in payment (usually ninety days or less), loans specifically reviewed for impairment are not considered impaired or non-accrual unless eventual collection of all amounts due is not expected.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate.  However, as a practical expedient, we may measure impairment based on a loan’s observable market price or the fair value of the collateral if repayment of the loan is collateral-dependent.  Generally, we measure impairment on such loans by reference to the fair value of the collateral.  The Company recognizes cash-basis interest income on its impaired loans if the borrower demonstrates the ability to make payments, and where payments are past due 90 days or more, collateral is sufficient.  Other impaired loans are accounted for by the cost-recovery method.  We also provide for inherent losses arising from unfunded commitments as a separate component of the provision for credit losses used to fund an allowance included on the balance sheet in other liabilities.  Such provision relies upon the adjusted historical loss experience for each loan category, coupled with the likelihood of draw on the available credit amounts.

Allowance for Credit Losses

The allowance for credit losses (“allowance”) represents an amount which, in management’s judgment, is adequate to absorb estimated losses on outstanding loans and leases.  The allowance represents an estimation made pursuant to Accounting Standards Codification (“ASC”) Topic 450 “Contingencies”.  Loans deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance.  The allowance is adjusted through the provision for credit losses, which is recorded as a current period operating expense.   The allowance is established at a prudent level through complex, subjective evaluations of the collectability of loans.  These evaluations require significant estimates including the grading of credits according to risk, collateral valuations, and estimated losses on pools of homogeneous loans based upon historical loss experience and consideration of current economic trends and other qualitative factors outlined below, which may be susceptible to significant change.  Determination of the Company’s allowance involves careful and continuous monitoring of developments and changes in its loan portfolios, and in the factors that influence their collectability, through a methodology that includes:  (1) the specific allowance for risk-rated credits on an individual basis, and (2) formula allowances reflecting historical losses,

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

as adjusted, on pools of homogeneous credits defined either by loan category or by risk rating.

The specific allowance is used to allocate an allowance for impaired loans as defined in ASC Topic 310 “Receivables”.  Analysis resulting in specific allowances on loans identified for evaluation of impairment includes consideration of the borrower’s overall financial condition, resources and payment record, support available from financial guarantors, and the sufficiency of collateral.

The formula allowances, based upon adjusted historical loss experience, are established for pools of similar, unimpaired loans that have been segmented by major loan category or by risk-weighting grade.  The first type of formula allowance, the Company’s general reserves, is determined by application of historical loss factors for each loan segment, averaged over the trailing four quarters, to the respective loan balances.  The second formula allowance involves loan pools by risk grade of (1) individually evaluated (classified and special mention) credits not deemed impaired, and (2) pass credits (those which present no inherent loss) from the Towson loan portfolio, which has been segregated from the Company’s other portfolios due to perceived risk warranting careful and continuous evaluation.  The methodology for this formula allowance utilizes migration analysis to determine the charge-off percentage applicable to credits in each risk grade over a one-year time horizon.  Historical loss experience for both formula allowances is adjusted by factors which address various risk characteristics in the Company’s loan portfolio including (1) the quality of the Company’s lending policies and procedures, (2) the experience, ability, and depth of management and other lending staff, (3) the quality of loan review systems, (4) changes in the nature and volume of the loan portfolio, (6) changes in trends, volume and severity of past dues, non-accruals, charge-offs and recoveries, and (7) national and local economic trends and business conditions.

While management believes it has established the allowance for credit losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Company’s regulators or the economic environment will not require further increases in the allowance.

Real Estate Acquired Through Foreclosure

The Company records foreclosed real estate assets at the lower of cost or estimated fair value on their acquisition dates and at the lower of such initial amount or estimated fair value less selling costs thereafter.  Estimated fair value is based upon many subjective factors, including location and condition of the property and current economic conditions, among other things.   Because the calculation of fair value relies on estimates and judgments relating to inherently uncertain events, results may differ from our estimates.

Write-downs at time of acquisition are made through the allowance for credit losses.  Subsequent write-downs are included in our noninterest expenses, along with operating income, net of related expenses of such properties.  Gains or losses realized upon disposition are included in non-interest income.

Rate Lock Commitments

The Company enters into commitments to originate residential mortgage loans with interest rates determined prior to funding.  Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives.  The period of time between issuance of a loan commitment and

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted FABS’s guidance on “Share-Based Payment,” for its equity awards vesting after the effective date.  This guidance was also adopted for shares available for issuance under the Bay National Corporation 2007 Stock Incentive Plan (the “Incentive Plan”), which was presented to and approved by the Company’s stockholders and is described in more detail under Note 7.  This guidance requires an entity to recognize compensation expense based on an estimate of the number of awards expected

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

to actually vest, exclusive of awards expected to be forfeited.

Advertising Costs

Advertising costs are generally expensed as incurred.

Income Taxes

The Company uses the liability method of accounting for income taxes.  Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates in effect when these differences reverse.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.

The Company adopted FASB guidance on “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination presuming that a tax examination will occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Company’s financial statements.  The Company recognizes interest and /or penalties related to income tax matters in income tax expense.

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding such as options and warrants.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements and Developments

Adoption of New Accounting Standards:

In June 2009, the FASB issued guidance on “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” and established the FASB Accounting Standards Codification as the source of authoritative accounting principles in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  This guidance was effective for financial

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

statements issued for periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued guidance on “Subsequent Events.” This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This guidance defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

In April 2009, FASB issued guidance on the “Recognition and Presentation of Other-Than-Temporary Impairments.”  This guidance (i) changes existing guidance for determining whether an impairment to debt securities is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under the Recognition and Presentation of Other -Than-Temporary Impairments guidance, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provision of the Recognition and Presentation of Other-Than-Temporary Impairments during the second quarter of 2009 and adoption did not significantly impact the Company’s financial statements.

In April 2009, the FASB issued guidance on “Determining Fair Value When the Volume and Level of Activity for Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  This guidance requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  This guidance was effective for periods after June 15, 2009 and did not significantly impact the Company’s financial statements.

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
For the years ended December 31, 2009 and 2008

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

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below could have material impact on the Company’s financial condition or results of operation.

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

In January 2010, the FASB issued updated guidance on Fair Value Measurements and Disclosures (Topic 820).  The update provides amendments to Subtopic 820-10 that requires new disclosures for transfers in and out of Levels 1 and 2 investment fair value measurement classifications and activity in Level 3 fair value measurements.  In addition, the update amends Subtopic 820-10 to clarify existing disclosure about  both the level of disaggregation and disclosures about inputs and valuation techniques and inputs used to measure fair value for Levels 2 and 3 recurring and non-recurring fair value measurements.  The new disclosures and clarifications of existing disclosure are effective for interim and annual reporting periods beginning after December 15, 2009.  The Company does not expect that the adoption of this guidance will have a material impact on its financial position, results of operation or cash flows.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

2.             INVESTMENT SECURITIES AVAILABLE FOR SALE

Amortized cost and estimated fair value of securities available for sale as of December 31, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government Agency Securities	$5,499,732	$18,678	$-	$5,518,410
Mortgage-backed Securities	15,530,924	92,916	13,376	15,610,464
Total Investment Securities	$21,030,656	$111,594	$13,376	$21,128,874

As of December 31, 2008, there were no investment securities available for sale.  There were no sales of investments available-for-sale during 2009 and 2008.

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position are as follows:

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed Securities	$3,133,410	$13,376	$-	$-	$3,133,410	$13,376
Total Investment Securities	$3,133,410	$13,376	$-	$-	$3,133,410	$13,376

Gross unrealized losses that exist are the result of changes in market interest rates since original purchases.   Because the Company does not intend to sell the investments nor is it more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009. The amounts in the above table are representative of three securities with gross unrealized loses at December 31, 2009.

Contractual maturities of debt securities at December 31, 2009 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

	Amortized Cost	Estimated Fair Value
Available for Sale: Due in one year or less	$-	$-
Due after one year through five years	5,499,732	5,518,410
Due after five years through ten years	-	-
Due after ten years	-	-
Mortgage-backed securities	15,530,924	15,610,464
Total Investment Securities	$21,030,656	$21,128,874

At December 31, 2009, investments available-for-sale with a carrying value of $1,000,000 are pledged as collateral at the Federal Reserve Bank to satisfy daylight overdrafts requirements.  No investments were pledged as collateral as of December 31, 2008.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

3.     LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major loan categories at December 31 are presented below:

	2009	2008
Commercial	$89,920,589	$125,331,210
Real Estate – Mortgage	47,930,244	50,611,464
Real Estate – Construction	24,937,789	44,061,253
Real Estate – Home Equity Line of Credit	28,336,499	23,377,524
Loans Held for Sale	415,091	1,187,954
Consumer	3,132,375	3,781,316
Total Loans	194,672,587	248,350,721
Less: Allowance for credit losses	(9,760,000)	(5,675,035)
Net Loans	$184,912,587	$242,675,686

Activity in the allowance for credit losses for the years ended December 31, 2009 and 2008 is shown below:

	2009	2008
Balance at beginning of year	$5,675,035	$5,000,000
Provision for credit losses	10,695,432	6,478,200
Loan charge-offs
Commercial	(1,919,409)	(107,495)
Real Estate – Mortgage	(1,422,123)	(454,739)
Real Estate - Construction	(2,967,029)	(5,286,406)
Real Estate – Home Equity Line Of Credit	(231,556)	(36,572)
Consumer	(160,300)	-
Loan recoveries
Commercial	47,779	1,700
Real Estate - Mortgage	9,425	-
Real Estate - Construction	31,573	80,347
Real Estate-Home Equity Line of Credit	1,173	-
Net charge-offs	(6,610,467)	(5,803,165)
Balance at end of year	$9,760,000	$5,675,035

The provision for credit losses shown above for 2009 is net of a component providing $270,994 to cover inherent losses arising from unfunded commitments.  The resulting allowance for unfunded commitments of the same amount is included on the balance sheet in other liabilities at December 31, 2009.  There was no provision regarding unfunded commitments during 2008, and no related allowance on the balance sheet at December 31, 2008.

As of December 31, 2009, the Company had impaired loans totaling $20.2 million, of which all were classified as non-accrual loans, none were 90 days or more past due and still accruing, and $5.4 million

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

represented troubled debt restructures.  As of December 31, 2008, the Company had impaired loans totaling $16.4 million, of which $13.5 million were classified as non-accrual loans, $2.0 million were 90 days or more past due and still accruing and $952 thousand represented troubled debt restructures.  Interest income is being recognized on a cash basis for $7.0 million of loans that are reported as non-accrual as of December 31, 2009.

Interest income that would have been recorded under the original terms of non-accrual loans and the interest actually recognized for the years ended December 31, are summarized below:

	2009	2008
Interest income that would have been recognized	$1,677,094	$1,337,207
Interest income recognized	697,461	422,714
Interest income not recognized	$979,633	$916,493

The following table sets forth information with respect to impaired loans and the related valuation allowance as of December 31:

	2009	2008
Impaired loans with a valuation allowance	$11,369,701	$16,423,327
Impaired loans with no valuation allowance	8,791,091	-

Total impaired loans	$20,160,792	$16,423,037

Allowance for loans related to impaired loans	$4,313,265	$2,903,561
Allowance for loans related to other than impaired loans	5,446,735	2,771,474
Total allowance	$9,760,000	$5,675,035

Interest income on impaired loans on a cash basis	$498,866	$198,249

Average recorded investment in impaired loans	$26,852,239	$13,672,271

Other real estate owned totaled $2.7 million at December 31, 2009, and $3.9 million at December 31, 2008.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

4.      PREMISES AND EQUIPMENT

Premises and equipment at December 31 include the following:

	2009	2008
Furniture and equipment	$862,300	$900,263
Computer hardware and software	887,530	903,076
Leasehold improvements	775,487	772,737
	2,525,317	2,576,076
Less accumulated depreciation	(1,745,309)	(1,424,830)

Net premises and equipment	$780,008	$1,151,246

The Company rents office space in four locations under three non-cancelable lease arrangements.  The initial lease periods are five years and provide for one or more five-year renewal options.  The lease for the Salisbury location provides for percentage rent escalations upon renewal.  The leases for the remaining locations provide for percentage annual rent escalations.  The lease for the Towson and Salisbury locations require that the lessee pay certain operating expenses applicable to the leased space.  Effective December 2009, the Cambridge monthly rental agreement accounted for as an operating lease has been terminated.

Rent expense applicable to operating leases, for the periods ended December 31, was as follows:

	2009	2008
Minimum rentals	$618,114	$607,716
Less: Sublease rentals	(119,345)	(5,654)
Net rent expense	$498,769	$602,062

At December 31, 2009, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
2010	$424,530
2011	418,629
2012	410,749
2013	404,716
2014 and beyond	472,380
Total minimum lease payments	$2,131,004

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

5.       DEPOSITS

The following table sets forth the composition of the Company's deposits as of December 31, 2009 and December 31, 2008:

	2009		2008
Demand deposits	$68,623,282	24.38%	$76,115,803	31.12%
Savings	895,694	.32	1,047,533	0.43
Money market and sweep	15,445,289	5.49	23,763,974	9.71
CDs	196,539,188	69.81	143,700,722	58.74
Total deposits	$281,503,453	100.00%	$244,628,032	100.00%

The following table sets forth the maturity distribution for the Company's deposits at December 31, 2009. Some of the deposits may be renewed or withdrawn prior to maturity. Therefore, the following table should not be used as a forecast of future cash flows.

	Within one year	One to three years	Three to five years	Over five years	Total
Demand deposits	$68,623,282	$-	$-	$-	$68,623,282
Savings	895,694	-	-	-	895,694
Money market and sweep	15,445,289	-	-	-	15,445,289
CDs	165,744,538	28,940,846	1,805,213	48,591	196,539,188
Total	$250,708,803	$28,940,846	$1,805,213	$48,591	$281,503,453

CDs in amounts of $100,000 or more and their remaining maturities at December 31 are as follows:

	2009	2008
Three months or less	$40,858,760	$28,115,659
Over three months through six months	44,471,609	12,962,733
Over six months through twelve months	41,802,576	32,559,811
Over twelve months	16,597,639	13,951,518
Total	$143,730,584	$87,589,721

Interest expense on deposits, for the years ended December 31, is as follows:

	2009	2008
Interest-bearing transaction	$41,598	$374,434
Savings and money market	67,673	767,115
Time, $100,000 or more	3,233,400	2,724,645
Other time	2,298,941	2,068,157
Total interest on deposits	$5,641,612	$5,934,351

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

6.       BORROWINGS

Information relating to short-term borrowings, as of December 31, 2009 and 2008, is as follows:

	Federal funds purchased
	2009		2008
	Amount	Rate	Amount	Rate
As of year-end	$-	-%	$1,864,000	0.25%

Average for the year	$36,865	0.05%	$293,981	3.32%

Maximum month-end balance	$0		$1,938,000

	Commercial paper
	2009		2008
	Amount	Rate	Amount	Rate
As of year-end	$0	-%	$56	-%

Average for the year	$30	0.05%	$9,122,030	1.27%

Maximum month-end balance	$58		$14,798,374

	Federal Home Loan Bank Borrowings
	2009		2008
	Amount	Rate	Amount	Rate
As of year-end	$-	-%	$-	-%

Average for the year	$426,849	0.52%	$3,022,227	3.33%

Maximum month-end balance	$0		$8,150,000

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Information relating to subordinated debt as of December 31, 2009 and 2008 is as follows:

	2009		2008
	Amount	Rate	Amount	Rate
As of year-end	$8,000,000	7.20%	$8,000,000	7.20%

Average for the year	$8,000,000	7.78%	$8,000,000	7.54%

Maximum month-end balance	$8,000,000		$8,000,000

On December 12, 2005, the Company participated in a private placement of $8 million of fixed interest rate trust preferred securities (the “Trust Preferred Securities”), through a newly formed Delaware trust subsidiary, Bay National Capital Trust I (the “Trust”). The Trust was formed for the purpose of issuing the Trust Preferred Securities and all of its common securities are owned by the Company.  The Company purchased the common securities from the Trust for $248,000. In accordance with provisions of FASB’s guidance on “Consolidation of Variable Interest Entities”, the financial position and results of operations are not included in the Company’s consolidated financial position and results of operations.

The Trust used the proceeds of the sale of the Trust Preferred Securities and common securities to purchase from the Company the aggregate principal amount of $8,248,000 of the Company’s Fixed Rate Junior Subordinated Debt Securities Due 2036 (the “Debt Securities”). Like the Trust Preferred Securities, the Debt Securities bear interest at the fixed annual rate of 7.20% until maturity. The interest expense on Trust Preferred Securities was $622,283 and $603,039 in 2009 and 2008, respectively.  The Debt Securities mature on February 23, 2036, but may be redeemed at the Company’s option at any time on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, or at any time upon certain events, such as a change in the regulatory capital treatment of Debt Securities, the Trust being deemed to be an “investment company” under the Investment Company Act of 1940, as amended, or the occurrence of certain adverse tax events.  Except upon the occurrence of the events described above, which require a redemption premium for redemptions prior to February 23, 2011, the Company may redeem the Debt Securities at their aggregate principal amount, plus accrued interest, if any.

Bay National Corporation was required to retain $1,000,000 of the proceeds from the Debt Securities for general corporate purposes (which may include making interest payments on the Debt Securities) until the earlier of (i) the date on which the retained funds are reduced to zero, or (ii) the date on which Bay National Bank (or any successor) meets the statutory requirements to pay dividends of at least $148,464 for each of two consecutive quarters with positive retained earnings remaining after any such dividend payment. As of December 31, 2009 and 2008, the Bank could not have paid dividends to Bay National Corporation without approval from bank regulatory agencies.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

On January 6, 2009, the Company provided notice under the indenture for the Debt Securities dated December 12, 2005 (the “Indenture”) of its election to defer the interest payment due on February 23, 2009.  In February 2009, the Company received formal notice from the FRB instructing it to suspend its trust preferred interest payments.

Under the terms of the Indenture Company has the right to defer payments of interest on the Debt Securities for up to 20 consecutive quarterly periods, provided that no event of default (as defined in the Indenture) has occurred and is continuing at the time of the deferral.  The Company was not in default with respect to the Indenture at the time the payments were deferred and such deferral did not cause an event of default under the Indenture.

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

The Incentive Plan authorizes the issuance of up to 200,000 shares of common stock plus any shares that were available under the Company’s 2001 Stock Option Plan (“Option Plan”) that terminated as of May 22, 2007 and shares subject to options granted under the Option Plan that expire or terminate without having been fully exercised.  The Incentive Plan has a term of ten years, and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant.  As of December 31, 2009, ten Awards granted under the Incentive Plan remain outstanding.  Nine of these Awards are stock option grants issued in 2002 representing 88,548 shares and average exercise price of $7.04, and will expire by December 31, 2010.  The remaining one Award represent restricted stock awards and is discussed in more detail below in the section entitled “Restricted Stock Units.”

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Effective January 1, 2006 the Company adopted FASB’s guidance for the “Accounting for Stock-Based Compensation” and has included the stock-based employee compensation cost in its income statements for the years ended December 31, 2009 and 2008.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	2009	2008

Amounts (recovered from) charged against expense, before tax benefit	$(2,947)	$75,517

Amount of related income tax benefit recognized in income	$0	$13,812

The following is a summary of changes in shares under options for the years ended December 31, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2008	138,741	$6.99
Granted	-	-
Cancelled	-	-
Exercised	(3,300)	$6.89
Balance, January 1, 2009	135,441	$6.99
Granted	-	-
Cancelled	(46,893)	6.89
Exercised	-	-
Balance, December 31, 2009	88,548	$7.04

Weighted average fair value of options granted during 2002	$2.77

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

The following table summarizes information about options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$6.89	70,052	1	$6.89	70,052	$6.89
$7.61	18,496	1	$7.61	18,496	$7.61
	88,548		$7.04	88,548	$7.04

Based upon a closing stock price of $1.20 per share as of December 31, 2009, there was no aggregate intrinsic value in options outstanding and exercisable.

All options were fully vested as of December 31, 2008 and 2009.

Restricted Stock Units

Based on the 2007 grants, 7,200 shares of the Company’s common stock awarded to three employees remained unvested as of December 31, 2008. Three of these awards vest 20% on each anniversary of the employee’s hiring date over 5 years and the remaining grant vests 25% on each anniversary of the employee’s hiring date over 4 years.  During 2009, these recipients were no longer employed with the Company and their unvested grants, totaling 7,200 shares, were forfeited during the first quarter of 2009.

At December 31, 2008, a total of 6,000 shares of the 2008 grants of the Company’s common stock had been awarded to two employees remained unvested.  These awards vest 20% on each anniversary of the employee’s hiring date over 5 years.  One recipient of the awards granted during 2008 is no longer employed with the Company.  As such, their unvested grants, totaling 2,400 shares, were forfeited during the first quarter of 2009.    The remaining 2,400 shares awarded to one employee remained unvested as of December 31, 2009.

The Company incurred compensation net (recovery)/expense of ($2,947) and $70,891 associated with restricted stock for the years ended December 31, 2009 and 2008, respectively.  The unrecognized compensation cost related to restricted stock was $18,306 at December 31, 2009 based upon a weighted average fair value of $10.17 and will be recognized ratably through April 2013  based on the vesting schedule of the awards.

The 2009 recovery of stock-based compensation was associated with the forfeiture of restricted stock units.  The Company assumed a zero percent forfeiture rate on the grant date.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

The following table summarizes the changes in outstanding shares under restricted stock grants for the year ended December 31, 2009:
	Number of Shares	Weighted Average Fair Value at Grant Date
Unvested grants at January 1, 2009	13,200	$13.24
Granted	-	-
Vested	(1,200)	10.21
Cancelled	(9,600)	14.38
Unvested grants at December 31, 2009	2,400	$10.17

8.       RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering substantially all full-time employees. During 2009, the Company continued to match 25% of employee contributions of up to 3% of compensation as defined under the plan for the year.  The Company has also elected to make a safe harbor contribution to the plan on behalf of all eligible employees, as defined under the plan for the year 2009.  The safe harbor contribution is equal to 3% of compensation as defined under the plan. The plan permits additional contributions at the discretion of management.  Expenses under this plan totaled $117,890 and $187,334 for the years ended December 31, 2009 and 2008, respectively.  Beginning January 1, 2010, the trustees have elected to suspend the matching contributions of the Company’s 401(k) profit sharing plan and defer the decision to make the 3% non elective safe harbor contribution until December 1, 2010.

9.      INCOME TAXES

For the year ended December 31, 2009, the Company recorded an income tax expense of $1,857,337 compared to income tax benefit of $3,194,640 for the year ended December 31, 2008.  The increase in expense is due to a write-down in the carrying value of deferred tax assets of $7,548,000 due to the uncertainty that these future tax benefits will be realized.

At December 31, 2009, the Company has approximately $3.3 million of cumulative Maryland pre-tax net operating loss carryforward, which represents a possible net tax receivable of $273,000 for the unconsolidated state tax return for Bay National Corporation.  There is a valuation allowance against 100% of the receivable since it cannot be determined that this will be realized.  Unless Bay National Corporation generates income from its own operations (i.e., unrelated to Bay National Bank), these net operating loss carryforwards will begin to expire in 2019.

At December 31, 2009, the Company has approximately $9.2 million of cumulative pre-tax net operating loss carryforward, which represents a possible net tax receivable of $2.7 million for the consolidated Federal tax return.  At December 31, 2009, the Company has $10.0 million of cumulative pre-tax net operating loss carryforward and $939,000 tax receivable for the state tax return of Bay National Bank.  There is a valuation allowance against 100% of the entire federal and state deferred tax asset balance since it

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

cannot be determined that this will be realized.  Unless Bay National Corporation generates consolidated income, these net operating loss carryforwards will begin to expire in 2019.

Also at December 31, 2009, the Company has a combined federal and state tax receivable of $643,106 which can be recovered immediately upon the filing of amended prior year income tax returns that reflect the carryback of the 2009 net operating loss.

Federal and state income tax (benefit) expense consists of the following for the periods ended December 31:

	2009	2008
Current federal income tax	$(502,552)	$(2,184,547)
Current state income tax	(140,554)	(483,093)
Deferred federal income tax (benefit) expense	2,019,844	(453,000)
Deferred state income tax (benefit) expense	480,599	(74,000)
Total income tax (benefit) expense	$1,857,337	$(3,194,640)

The following table is a summary of the tax effect of temporary differences that give rise to a significant portion of deferred tax assets:

Deferred tax assets:	2009	2008
Net operating loss carryforwards	$3,640,000	$248,000
Alternative Minimum Tax credit carryforward	147,000	147,000
Interest on nonaccrual loans	474,000	325,000
Contributions	-	1,000
Stock based compensation	37,000	39,000
Allowance for real estate acquired through foreclosure	318,000	255,000
Allowance for credit losses Reserve for unfunded commitments Depreciation and amortization	3,099,000 107,000 20,000	1,747,000 - -
Other	-	24,000
Total deferred tax assets	7,842,000	2,786,000
Less valuation allowance	(7,796,000)	(248,000)
Deferred tax assets, net of valuation allowance	46,000	2,538,000
Deferred tax liabilities:
Depreciation and amortization	-	(1,000)
Deferred loan fees and costs, net	(46,000)	(68,000)
Net deferred tax assets	$-	$2,469,000

For the year ended December 31, 2008, the Company recorded a current income tax benefit of $2,667,640. The 2008 benefit was increased by the recognition of a deferred tax benefit of $527,000, resulting in total tax benefit of $3,194,640 for the year ended December 31, 2008.

Reported income tax (benefit) expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 34% to income before income taxes as follows:

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

	2009		2008
	Amount	Percentage of Pretax Income	Amount	Percentage of Pretax Income
Federal income tax expense computed at the statutory rate	$(4,832,410)	(34.00)%	$(2,808,156)	(34.00)%
State income tax benefit, net	(785,507)	(5.53)	(422,538)	(5.12)
Nondeductible expenses	3,832	0.03	16,188	0.20
Non-taxable income	(76,331)	(0.54)	(77,135)	(0.93)
Other	-	-	41,031	0.50
Adjustment to valuation allowance	7,547,753	53.10	55,970	0.68
Income tax (benefit) expense, as reported	$1,857,337	13.06%	$(3,194,640)	(38.67)%

10.         RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2009 and 2008.

	2009	2008
Balance at beginning of period	$11,809,372	$13,520,043
Additions	12,802,441	31,430,692
Repayments	(15,837,183)	(33,141,363)
Balance at December 31	$8,774,631	$11,809,372

An individual, who was a director of the Company from 2003 until May 2008, is an executive officer of the company which owns an office building in which the Company had leased space under two separate operating leases.  The leases were effectively combined during 2004 and extended to February 28, 2010.  Bay National Corporation has extended the leases for one additional five-year term, to February 28, 2015. Rent expense under this lease was $379,802 and $368,740 for the periods ended December 31, 2009 and 2008. The Company has another lease agreement with another director for the Salisbury facility and is operating under a month to month arrangement with a 12-month notice period for termination.  The rent expense under this lease was $29,063 and $27,500 for periods ending December 31, 2009 and 2008, respectively.  Management believes that the terms of the foregoing leases are no more and no less favorable to Bay National Bank than those which could have been received from unaffiliated parties.

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
For the years ended December 31, 2009 and 2008

risk.  These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying financial statements.

Outstanding loan commitments and lines and letters of credit at December 31 are as follows:

	2009	2008
Loan commitments	$9,445,010	$14,981,584
Unused lines of credit	48,046,982	84,495,398
Standby letters of credit	1,431,747	2,924,671

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

12.  REGULATORY MATTERS

As of December 31, 2009, the Company was required to maintain a weekly average of $25,000 of non-interest-bearing deposits with the Federal Reserve Bank “(FRB”).  As of December 31, 2008, the Company was required to maintain a weekly average of $25,000 of non-interest-bearing deposits with the FRB.  The average weekly balance maintained with the FRB for the weekly period ending December 31, 2009 was $58.4 million.  The average weekly balance maintained with the FRB for the weekly period ending December 31, 2008 was $3.4 million. The actual balances maintained with the FRB at December 31, 2009 and December 31, 2008 was $70.8 million and $6.8 million, respectively.  Since the Bank uses its operating account with the FRB for its daily clearing activities, during 2009 the FRB instituted a requirement that we pledge collateral with a value of $6.2 million to cover possible daylight overdrafts.  At December 31, 2009, the Bank has pledged $1.0 million of investment securities and a pool of loans receivable from customers with an aggregate value of not less than $5.5 million as collateral.

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
For the years ended December 31, 2009 and 2008

judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier I capital (as defined) to average assets (as defined).

As of December 31, 2009, the Bank has been categorized as “significantly undercapitalized” by the OCC under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must increase its total risk-based, Tier I risk-based and Tier I leverage ratios accordingly. Without an increase in capital, management believes that if there is another significant operating loss in the first quarter of 2010, it is possible that with the filing of the next call report on April 30, 2010, the Bank could fall to the “critically undercapitalized”category.

The Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the following tables:

December 31, 2009
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)*:	$10,064,000	4.90%	$16,420,000	8.00%	$20,525,000	10.00%
Tier I Capital (to Risk Weighted Assets)*:	7,406,000	3.61%	8,210,000	4.00%	12,315,000	6.00%
Tier I Capital (to Average Assets)*:	7,406,000	2.47%	9,013,000	3.00%	15,021,000	5.00%

*In order to be in compliance with the terms of the Consent Order, the Bank must meet minimum Total Capital, Tier 1 Capital  (to Risk Weighted Assets) and Tier 1 Capital (to Average Assets) ratios of 12.00%, 11.00% and 9.00%, respectively.

December 31, 2008
	Actual		For Capital Adequacy Purpose		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):	$26,322,000	9.57%	$22,001,000	8.00%	$27,501,000	10.00%
Tier I Capital (to Risk Weighted Assets):	22,857,000	8.31%	11,000,000	4.00%	16,501,000	6.00%
Tier I Capital (to Average Assets):	22,857,000	8.31%	8,255,000	3.00%	13,758,000	5.00%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies.  Regulatory approval is required to pay dividends that exceed the Bank’s net profits for the current year, plus its retained net profits for the preceding two years.  Under the terms of the February 6, 2009 Consent Order, the Bank may not pay dividends unless it is in compliance with the capital program required by the Order and applicable regulatory requirements and receives the OCC’s written non-objection.

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

In addition, in February 2009, Bay National Corporation received notice from the Federal Reserve Bank of Richmond that it is expected to immediately terminate future dividend payments, including payments on trust preferred securities.  This order will remain in effect until Bay National Corporation receives written approval from the Reserve Bank to resume such payments.

13.       FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Securities Available for Sale

Investment Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if applicable.  If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumption.  Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and, if appropriate, a specific allowance for credit loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB’s guidance for accounting by creditors for the impairment of a loan.  The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  At December 31, 2009, essentially all of the impaired loans were evaluated based upon the fair value of the collateral.  In accordance with FASB’s guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company measures and records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company measures and records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

(in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investment securities available for sale	$21,129	$-	$21,129	$-
Total assets measured on a recurring basis at fair value	$21,219	$-	$21,129	$-

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

The following table includes the assets measured at fair value on a nonrecurring basis as of December 31, 2009:

(in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable inputs (Level 3)
Impaired Loans	$15,848	$-	$-	$15,848
Real estate acquired through foreclosure	2,730	-	2,730	-
Total assets measured on a non-recurring basis at fair value	$18,578	$-	$2,730	$15,848

In accordance with FASB’s guidance for the “Accounting by Creditors for Impairment of a Loan” impaired loans totaling $20.2 million were written down to their fair value of $15.8 million resulting in an impairment charge of $4.4 million that was included in the allowance for credit losses.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value.  Market value is measured based upon the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  The value of real estate collateral is determined based on appraisals by qualified licensed appraisers hired by the Company.  The value of business equipment, inventory and accounts receivable collateral is based on the net book value on the business’ financial statements and, if necessary, is discounted based on management’s review and analysis.  Appraised values are discounted for a “bank-sale” situation along with the age of the underlying appraisal to better reflect current economic conditions, and for selling and collection costs.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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
For the years ended December 31, 2009 and 2008

immediate cash settlement of the instrument.  Additionally, the accompanying estimates of fair values are only representative of the fair values of the individual financial assets and liabilities and should not be considered an indication of the fair value of the Company.

The following disclosure of estimated fair values of the Company's financial instruments at December 31 are made in accordance with the requirements of FASB’s guidance Fair Value Measurements and Disclosure and are as follows:

	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$72,095,726	$72,095,726	$9,286,512	$9,286,512
Investments available-for-sale	21,128,874	21,128,874	-	-
FRB and FHLB Stock	1,151,150	1,151,150	1,239,600	1,239,600
Bank owned life insurance	5,493,032	5,493,032	5,268,529	5,268,529
Loans, net of allowances (2)	184,912,587	186,009,737	242,675,686	244,909,172

Accrued interest receivable and other assets (3)	2,051,318	2,051,318	7,093,010	7,093,010

Financial Liabilities
Deposits	$281,503,453	$282,083,701	$244,628,032	$245,085,887
Short-term borrowings	-	-	1,864,056	1,864,056
Subordinated debt	8,000,000	6,453,000	8,000,000	5,796,000
Accrued interest payable and other liabilities (3)	1,832,137	1,832,137	1,073,899	1,073,899

(1)	Temporary investments include federal funds sold and overnight investments.
(2)	Loans, net of allowances, include loans held for sale.
(3)	Only financial instruments as defined in FASB guidance on the “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.

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

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Loans.  The fair value was estimated by computing the discounted value of estimated cash flows, adjusted for potential credit losses, for pools of loans having similar characteristics. The discount rate was based upon the current loan origination rate for a similar loan. Non-performing loans have an assumed interest rate of 0%.  The carrying amount for residential mortgage loans held for sale approximated the fair value due to the fact, historically; the loans held for sale have been sold within 60 days of the origination date.

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

Subordinated Debt. Fair values were calculated by discounting the carrying values using a scheduled cash flows approach based on market interest rates as of December 31, 2009 and December 31, 2008.   The calculated fair values do not consider the credit risk rating of the Company or that the Company is not currently permitted by its regulators to pay interest.

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
For the years ended December 31, 2009 and 2008

14.       PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Bay National Corporation (Parent Only) is as follows:

CONDENSED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008

ASSETS
Cash and cash equivalents	$-	$5,843
Due from subsidiary	168,102	162,244
Investment in subsidiary	7,712,895	23,104,949
Other assets	30,263	56,533

Total Assets	$7,911,260	$23,329,569

LIABILITIES
Accrued expenses and other liabilities	$655,583	$59,568
Subordinated debt	8,248,000	8,248,000

Total Liabilities	8,903,583	8,307,568

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock - $.01 par value, authorized:
20,000,000 shares authorized, 2,154,301 and 2,153,101 issued and outstanding as of December 31, 2009 and 2008, respectively:	21,543	21,531
Additional paid in capital	17,951,811	17,954,770
(Accumulated deficit) retained earnings	(19,024,608)	(2,954,300)
Accumulated other comprehensive gain	58,931

Total Stockholders' (Deficit) Equity	(992,323)	15,022,001

Total Liabilities and Stockholders' Equity	$7,911,260	$23,329,569

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009 and 2008

	2009	2008

Interest and dividends on investment securities	$14	$129
Interest expense	622,284	603,039
Net interest expense	(622,270)	(602,910)
Non-interest expense	(2,947)	75,517
Loss before income taxes and equity in undistributed losses of subsidiary	(619,323)	(678,427)
Income tax benefit	-	(230,665)
Loss before equity in undistributed losses of subsidiary	(619,323)	(447,762)
Equity in undistributed loss of subsidiary	(15,450,985)	(4,616,881)
Net Loss	$(16,070,308)	$(5,064,643)

CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities
Net Loss	$(16,070,308)	$(5,064,643)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Equity in undistributed loss of subsidiary	15,450,985	4,616,881
Stock based compensation (recovery) expense	(2,947)	75,517
Net decrease in other assets	20,412	3,671,679
Net increase in other liabilities	596,015	784

Net cash (used) provided by operating activities	(5,843)	3,300,218

Cash Flows From Investing Activities
Investment in subsidiary	-	(3,390,664)
Net cash used in investing activities	-	(3,390,664)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	-	90,575
Cash dividends paid in lieu of fractional shares	-	-
Net cash provided by financing activities	-	90,575

Net (decrease) increase in cash and cash equivalents	(5,843)	129
Cash and cash equivalents at beginning of year	5,843	5,714
Cash and cash equivalents at end of year	$-	$5,843

BAY NATIONAL CORPORATION
Notes to Consolidated Financial Statements
For the years ended December 31, 2009 and 2008

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

Item 9A.  Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of December 31, 2009.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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
For the years ended December 31, 2009 and 2008

Item 9B.  Other Information

None.

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Proposal 1. Election of Directors,” “Board Meetings and Committees,” “Board Leadership Structure and Oversight of Risk” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of Bay National Corporation.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation” and “Executive Compensation” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of Bay National Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which equity securities of Bay National Corporation are authorized for issuance.

Equity Compensation Plan Information
Plan category	Number of securities to be issued(1) (a)	Weighted-average exercise price of outstanding options and warrants(2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	90,948	$7.04	293,568
Equity compensation plans not approved by security holders	-	-	-
Total	90,948	$7.04	293,568
(1)	Includes unvested restricted stock units
(2)	Excludes unvested restricted stock units

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Security holders” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of Bay National Corporation.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Proposal 1.  Election of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of Bay National Corporation.

Item 14.  Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information appearing under the captions “Audit Committee Report – Audit and Non-Audit Fees” and “Audit Committee Report – Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of Bay National Corporation.

Part IV

Item 15.  Exhibits

The following exhibits are filed with or incorporated by reference into this report.

No.	Description of Exhibit

3.1*	Articles of Incorporation of Bay National Corporation
3.1.1&&	Articles of Amendment to Articles of Incorporation
3.1.2	Articles of Amendment to Articles of Incorporation
3.2%	Amended and Restated Bylaws of Bay National Corporation
4.1*	Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*	Form of Common Stock Certificate
4.3@	Indenture dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company, as Trustee.
4.4@
Amended and Restated Declaration of Trust dated as of December 12, 2005 between Wilmington Trust Company, as the Trustees of Bay National Capital Trust I, Bay National Corporation, as Sponsor, and Hugh W. Mohler, Mark A. Semanie and Warren F. Boutilier, as the Administrators.

4.5@	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1+	Amended and Restated Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Hugh W. Mohler.
10.2%%	Terms of January 2009 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler.
10.3&&	Terms of Employment Arrangement between Bay National Bank and David E. Borowy
10.4	Terms of Employment Arrangement between Bay National Bank and Jill Moraniec
10.5**	Bay National Corporation Stock Option Plan
10.6.1**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.6.2%%	Form of Non-Qualified Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson

10.15@@	Lease Agreement dated July 19, 2006 between Bay National Bank and Riderwood Limited Partnership
10.16^	Lease Agreement dated October 3, 2007 between Bay National Corporation and Columbia 100, LLC
10.17++	Bay National Corporation 2007 Stock Incentive Plan and Forms of Agreement
10.18%%	Stipulation and Consent to the Issuance of a Consent Order by the Office of the Comptroller of the Currency
10.19%%	Consent Order issued by the Office of the Comptroller of the Currency
10.20&	Written Agreement by and between Bay National Corporation and the Federal Reserve Bank of Richmond dated April 28, 2009
21.1%%	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

The exhibits which are denominated with an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

The exhibits which are denominated by two ampersands (&&) were previously filed by Bay National Corporation as a part of, and are incorporated by reference from, Bay National Corporation’s Registration Statement on Form S-1, File No. 333-163493.

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

The exhibits which are denominated with an two percentage signs (%%) were previously filed by Bay National Corporation as part of, and are hereby incorporated by reference from, Bay National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.

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

The exhibit which is denominated by an ampersand (&) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K dated April 28, 2009, filed on May 1, 2009.

Note: Exhibits 10.1 through 10.7 and 10.17 relate to management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAY NATIONAL CORPORATION

Date: March 31, 2010	By: /s/ Hugh W. Mohler	Hugh W. Mohler, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Charles L. Maskell, Jr., CPA Charles L. Maskell, Jr., CPA	Director and Chairman (Principal Executive Officer)	March 31, 2010
/s/ Hugh W. Mohler Hugh W. Mohler	Director and President (Principal Executive Officer)	March 31, 2010
/s/ David E. Borowy David E. Borowy	Senior Vice President and CFO (Principal Accounting and Financial Officer)	March 31, 2010
/s/ R. Michael Gill R. Michael Gill	Director	March 31, 2010
/s/ Harold C. Green Harold C. Green	Director	March 31, 2010
/s/ Donald G. McClure, Jr. Donald G. McClure, Jr.	Director	March 31, 2010
/s/ Robert L. Moore Robert L. Moore	Director	March 31, 2010
/s/ James P. O’Conor James P. O’Conor	Director	March 31, 2010
/s/ H. Victor Rieger, Jr. H. Victor Rieger, Jr.	Director	March 31, 2010
/s/ William B. Rinnier William B. Rinnier	Director	March 31, 2010

/s/ Edwin A. Rommel Edwin A. Rommel, III	Director	March 31, 2010
/s/Henry H. Stansbury Henry H. Stansbury	Director	March 31, 2010
/s/ Eugene M. Waldron, Jr. Eugene M. Waldron, Jr.	Director	March 31, 2010
/s/ Carl A. J. Wright Carl A.J. Wright	Director	March 31, 2010

EXHIBIT INDEX

No.	Description of Exhibit

3.1*	Articles of Incorporation of Bay National Corporation
3.1.1&&	Articles of Amendment to Articles of Incorporation
3.1.2	Articles of Amendment to Articles of Incorporation
3.2%	Amended and Restated Bylaws of Bay National Corporation
4.1*	Rights of Holders of Common Stock (as contained in Exhibit 3.1)
4.2*	Form of Common Stock Certificate
4.3@	Indenture dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company, as Trustee.
4.4@
Amended and Restated Declaration of Trust dated as of December 12, 2005 between Wilmington Trust Company, as the Trustees of Bay National Capital Trust I, Bay National Corporation, as Sponsor, and Hugh W. Mohler, Mark A. Semanie and Warren F. Boutilier, as the Administrators.

4.5@	Guarantee Agreement dated as of December 12, 2005 between Bay National Corporation and Wilmington Trust Company.
10.1+	Amended and Restated Employment Agreement, dated as of June 1, 2006, between Bay National Bank and Hugh W. Mohler.
10.2%%	Terms of January 2009 Amendment to Employment Agreement between Bay National Bank and Hugh W. Mohler.
10.3&&	Terms of Employment Arrangement between Bay National Bank and David E. Borowy
10.4	Terms of Employment Arrangement between Bay National Bank and Jill Moraniec
10.5**	Bay National Corporation Stock Option Plan
10.6.1**	Form of Incentive Stock Option Agreement for Stock Option Plan
10.6.2%%	Form of Non-Qualified Stock Option Agreement for Stock Option Plan
10.7#	Bay National Corporation and Bay National Bank Director Compensation Policy
10.8*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.9*	Office Lease Agreement dated July 16, 1999 between Bay National Corporation and Joppa Green II Limited Partnership
10.10##	Amendment to Lease Agreement dated February 12, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.11##	Amendment to Lease Agreement dated October 5, 2004 between Bay National Corporation and Joppa Green II Limited Partnership
10.12##	Amendment to Lease Agreement dated January 3, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.13##	Amendment to Lease Agreement dated March 7, 2005 between Bay National Corporation and Joppa Green II Limited Partnership
10.14*	Lease Agreement dated September 16, 1999 between Bay National Corporation and John R. Lerch and Thomas C. Thompson
10.15@@	Lease Agreement dated July 19, 2006 between Bay National Bank and Riderwood Limited Partnership
10.16^	Lease Agreement dated October 3, 2007 between Bay National Corporation and Columbia 100, LLC
10.17++	Bay National Corporation 2007 Stock Incentive Plan and Forms of Agreement
10.18%%	Stipulation and Consent to the Issuance of a Consent Order by the Office of the Comptroller of the Currency
10.19%%	Consent Order issued by the Office of the Comptroller of the Currency

21.1	Subsidiaries of Bay National Corporation
23.1	Consent of Stegman & Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

The exhibits which are denominated with an asterisk (*) were previously filed by Bay National Corporation as a part of, and are hereby incorporated by reference from, Bay National Corporation’s Registration Statement on Form SB-2, as amended, under the Securities Act of 1933, Registration Number 333-87781.

The exhibits which are denominated by two ampersands (&&) were previously filed by Bay National Corporation as a part of, and are incorporated by reference from, Bay National Corporation’s Registration Statement on Form S-1, File No. 333-163493.

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

The exhibits which are denominated with an two percentage signs (%%) were previously filed by Bay National Corporation as part of, and are hereby incorporated by reference from, Bay National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.

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

The exhibit which is denominated by an ampersand (&) was previously filed by Bay National Corporation as a part of, and is hereby incorporated by reference from, Bay National Corporation’s Current Report on Form 8-K dated April 28, 2009, filed on May 1, 2009.

Note: Exhibits 10.1 through 10.7 and 10.17 relate to management contracts or compensatory plans or arrangements.