Form 10-Q
period 2010-03-31
BAY NATIONAL CORP
filed 2010-05-17
CIK 1089787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number: 000-51765

Bay National Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-2176710
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2328 West Joppa Road, Lutherville, MD 21093
(Address of principal executive offices, Zip Code)

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

At May 10, 2010, the issuer had 2,154,901 shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

BAY NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)

Cash and due from banks	$76,470,316	$71,152,942
Federal funds sold and other overnight investments	1,036,026	942,784
Investment securities available for sale (AFS) - at fair value	16,783,446	21,128,874
Federal Reserve and Federal Home Loan Bank Stock	1,151,150	1,151,150
Loans held for sale	3,521,032	415,091
Loans, net of unearned fees	180,456,214	194,257,496
Total Loans	183,977,246	194,672,587
Less: Allowance for credit losses	(8,927,000)	(9,760,000)
Loans, net	175,050,246	184,912,587
Other real estate owned, net	3,413,285	2,730,572
Premises and equipment, net	711,619	780,008
Investment in bank owned life insurance	5,545,424	5,493,032
Income taxes receivable	643,106	643,106
Accrued interest receivable and other assets	1,392,760	1,408,212

Total Assets	$282,197,378	$290,343,267

LIABILITIES

Non-interest-bearing deposits	$54,769,003	$53,033,872
Interest-bearing deposits	221,152,490	228,469,581
Total deposits	275,921,493	281,503,453

Subordinated debt	8,000,000	8,000,000
Accrued expenses and other liabilities	1,876,578	1,832,137

Total Liabilities	285,798,071	291,335,590

STOCKHOLDERS' DEFICIT

Common stock - $.01 par value, authorized:
20,000,000 shares authorized, 2,154,301 issued and outstanding as of March 31, 2010 and December 31, 2009:	21,543	21,543
Additional paid in capital	17,953,336	17,951,811
Accumulated deficit	(21,797,797)	(19,024,608)
Accumulated other comprehensive income	222,225	58,931

Total Stockholders' Deficit	(3,600,693)	(992,323)

Total Liabilities and Stockholders' Deficit	$282,197,378	$290,343,267

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
For the three month periods ended March 31, 2010 and 2009
(Unaudited)
	2010	2009

INTEREST INCOME:
Interest and fees on loans	$2,500,722	$3,171,539
Interest on federal funds sold and other overnight investments	41,901	16,662
Taxable interest and dividends on investment securities	142,429	-
Total interest income	2,685,052	3,188,201

INTEREST EXPENSE:
Interest on deposits	1,068,469	1,528,789
Interest on short-term borrowings	-	2,191
Interest on subordinated debt	160,157	148,497
Total interest expense	1,228,626	1,679,477

Net interest income	1,456,426	1,508,724

Provision for credit losses	1,842,835	1,050,450

Net interest (loss) income after provision for credit losses	(386,409)	458,274

NON-INTEREST INCOME:
Service charges on deposit accounts	73,078	88,417
Gain on sale of mortgage loans	48,542	121,788
Increase in cash surrender value of bank owned life insurance	52,392	58,110
Gain (loss) on sale of OREO Properties	8,481	(80,226)
Gain (loss) on disposal of furniture & equipment	53	(18,527)
Other income	19,168	12,528
Total non-interest income	201,714	182,090

NON-INTEREST EXPENSES:
Salaries and employee benefits	770,197	939,339
Occupancy expenses, net	134,377	188,097
Furniture and equipment expenses	87,474	99,863
Legal and professional fees	248,878	236,796
Data and item processing	209,918	200,723
Outsourcing costs	195,287	119,888
Advertising and marketing related expenses	24,962	51,289
Provision for losses on other real estate owned	145,977	40,000
FDIC	435,769	70,000
Loan collection costs	210,721	28,174
Other expenses	124,934	134,523
Total non-interest expenses	2,588,494	2,108,692

Loss before income tax benefit	(2,773,189)	(1,468,328)
Income tax benefit	-	(584,197)
NET LOSS	$(2,773,189)	$(884,131)

Per Share Data:

Net Loss (basic)	$(1.29)	$(.41)
Net Loss (diluted)	$(1.29)	$(.41)

Weighted Average shares outstanding (basic)	2,154,301	2,153,101
Effect of Dilution – Stock options and Restricted shares	-	-
Weighted Average shares outstanding (diluted)	2,154,301	2,153,101

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2010 and 2009
(Unaudited)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
Balances at January 1, 2010	$21,543	$17,951,811	$(19,024,608)	$58,931	$ (992,323)

Comprehensive Loss: Net Loss			(2,773,189)		(2,773,189)

Unrealized gain on securities available for sale				163,294	163,294
Total Comprehensive Loss					(2,609,875)

Stock-based compensation expense		1,525			1,525

Balances at March 31, 2010	$21,543	$17,953,336	$(21,797,797)	$222,225	$(3,600,693)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at January 1, 2009	$21,531	$17,954,770	$(2,954,300)	$-	$15,022,001

Net Loss	-	-	(884,131)	-	(884,131)

Net Stock-based compensation recovery	-	(7,523)	-	-	(7,523)

Balances at March 31, 2009	$21,531	$17,947,247	$(3,838,431)	$-	$14,130,347

See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009
(Unaudited)
	2010	2009
Cash Flows From Operating Activities:
Net Loss	$(2,773,189)	$(884,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,581	81,963
(Gain) Loss on disposal of furniture & equipment	(53)	18,527
Accretion of investment discounts	(108)	-
Amortization of investment premiums	29,992	-
Provision for credit losses	1,842,835	1,050,450
Provision for losses on other real estate owned	145,977	40,000
(Gain) Loss on sale of real estate acquired through foreclosure	(8,481)	80,226
Stock-based expense (recovery) compensation, net	1,525	(7,523)
Increase in cash surrender of bank owned life insurance	(52,392)	(58,110)
Increase in income taxes receivable	-	(256,791)
Gain on sale of loans held for sale	(48,542)	(121,788)
Origination of loans held for sale	(9,564,385)	(17,999,139)
Proceeds from sale of loans	6,506,988	16,170,540
Net decrease in accrued interest receivable and other assets	15,452	259,599
Net increase in accrued expenses and other liabilities	83,728	30,758
Net cash used in operating activities	(3,754,072)	(1,595,419)

Cash Flows From Investing Activities:
Redemption of investment securities available for sale	4,439,550	-
Redemption of Federal Home Loan Bank of Atlanta Stock	-	47,700
Loan reduction in excess of principal payments	9,769,276	1,726,428
Proceeds from sale of real estate acquired through foreclosure	560,861	569,458
Expenditures for other real estate owned	(24,900)	(55,770)
Proceeds for premises and equipment	1,861	8,397
Net cash provided by investing activities	14,746,648	2,296,213

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(5,581,960)	29,371,596
Net decrease in short-term borrowings	-	(1,864,007)
Net cash (used in) provided by financing activities	(5,581,960)	27,507,589

Net increase in cash and cash equivalents	5,410,616	28,208,383
Cash and cash equivalents at beginning of year	72,095,726	9,286,512

Cash and cash equivalents at March 31,	$77,506,342	$37,494,895

Supplemental information:
Interest paid	$466,335	$1,545,232
Income taxes paid	$-	$-
Amount transferred from loans to other real estate owned	$1,356,171	$46,250
See accompanying notes to consolidated financial statements.

BAY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

1.	GENERAL

Organization

Bay National Corporation was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of a national bank with the name Bay National Bank. On May 12, 2000, Bay National Corporation purchased all the shares of common stock issued by the Bank. The Bank commenced operations on May 12, 2000 after successfully meeting the conditions of the Office of the Comptroller of the Currency (the “OCC”) to receive its charter authorizing it to commence operations as a national bank, obtaining the approval of the Federal Deposit Insurance Corporation to insure its deposit accounts, and meeting certain other regulatory requirements.

In this report references to “Company,” “we,” “our,” “ours,” “us” and similar references mean Bay National Corporation and its consolidate subsidiaries and references to “Bay National Corporation” means Bay National Corporation excluding its subsidiaries, unless the context otherwise requires.  We sometimes refer to our subsidiary Bay National Bank as the “Bank.”

Basis of Presentation

The accompanying consolidated financial statements include the activity of Bay National Corporation and its wholly owned subsidiary, Bay National Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. The balances as of December 31, 2009 have been derived from audited financial statements. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in Bay National Corporation’s 2009 Annual Report on Form 10-K. There have been no significant changes to our accounting policies as disclosed in the 2009 Annual Report.

The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2010 or any other interim period.

The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements and Developments

Adoption of New Accounting Standards:

In January 2010, the Financial Accounting Standards Board (FASB) issued updated guidance on Fair Value Measurements and Disclosures (Topic 820).  The update provides amendments to Subtopic 820-10 that requires new disclosures for transfers in and out of Levels 1 and 2 investment fair value measurement classifications and activity in Level 3 fair value measurements.  In addition, the update amends Subtopic 820-10 to clarify existing disclosure about both the level of disaggregation and disclosures about inputs and valuation techniques and inputs used to measure fair value for Levels 2 and 3 recurring and non-recurring fair value measurements.  The new disclosures and clarifications of existing disclosure are effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operation or cash flows.

In June 2009, the FASB issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfer of financial assets and a company’s continuing involvement in transferred assets.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not  have any impact on the Company’s disclosure, since we do not engage in transfer of financial assets.

In June 2009, the FASB issued guidance which 1) replaces the quantitative-based risks and rewards calculations for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosure about an enterprise’s involvement in variable interest entities.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition or results of operation.

Accounting pronouncements issued but not yet effective.

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and are not expected to have a material impact on the Company’s financial condition or results of operation.

OCC Consent Order; Capital Status

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

We were not in compliance with the minimum capital requirements at April 30, 2009 and our request for an extension for compliance was denied.  As a result of being undercapitalized, we were required to develop a contingency plan for the Bank.  On October 20, 2009, we submitted a contingency plan to the OCC that describes the downsizing and recapitalization of the Bank.  On March 15, 2010, we submitted a capital restoration plan, which was rejected by the OCC.

While we are working to comply with the terms of the Consent Order, we are not currently in compliance with certain other sections of the Consent Order.

As of the filing of our March 31, 2010 Call Report with the OCC on April 30, 2010, the Bank became classified as “critically undercapitalized” under the prompt corrective action provisions adopted by the OCC.  Under applicable law, a critically undercapitalized institution will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund.  As a result of the circumstances described here, there is substantial doubt concerning the ability of the Company and the Bank to continue as going concerns for a reasonable period of time.

Our Board of Directors and executive management have adopted a strategic plan that maps out a strategy for the Bank to restore its higher capitalization, strong earnings and good asset quality and to also eliminate the concerns raised by the OCC in the Consent Order.  Pursuant to the strategic plan, we will return to our original business model, provide stronger risk controls and provide the management and support items necessary to continue to grow and serve our customer base over the long-term.

If we are successful in raising additional capital at either the Bank or holding company level, we will submit a new capital restoration plan under which the Board and executive management will continue their efforts to raise capital and which will otherwise be substantially similar to the plan we have already submitted to the OCC.

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

•	We will comply with certain restrictions on indemnification and severance payments pursuant to the Federal Deposit Insurance Act and FDIC regulations.

•	We will provide quarterly progress reports to the Reserve Bank.

We are currently in compliance with all of the terms of the Reserve Bank Agreement.

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Amortized cost and estimated fair value of securities available for sale as of March 31, 2010 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
FHLMC Bonds	$1,999,775	$11,630	$-	$2,011,405
Residential Mortgage-backed Securities	14,561,446	214,476	3,881	14,772,041
Total Investment Securities	$16,561,221	$226,106	$3,881	$16,783,446

Amortized cost and estimated fair value of securities available for sale as of December 31, 2009 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
FHLMC Bonds	$5,499,732	$18,678	$-	$5,518,410
Residential Mortgage-backed Securities	15,530,924	92,916	13,376	15,610,464
Total Investment Securities	$21,030,656	$111,594	$13,376	$21,128,874

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position are as follows:

	Less than 12 months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential Mortgage-backed Securities	$1,037,697	$3,881	$-	$-	$1,037,697	$3,881
Total Investment Securities	$1,037,697	$3,881	$-	$-	$1,037,697	$3,881

Gross unrealized losses that exist are the result of changes in market interest rates since original purchases.   Because the Company does not intend to sell the investments nor is it more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010. The amounts in the above table are representative of three securities with gross unrealized loses at March 31, 2010.

Contractual maturities of debt securities at December 31, 2009 are shown below.  Actual maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available for Sale: Due in one year or less	$-	$-
Due after one year through five years	1,999,775	2,011,405
Due after five years through ten years	-	-
Due after ten years	-	-
Residential Mortgage-backed securities	14,561,446	14,772,041
Total Investment Securities	$16,561,221	$16,783,446

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

An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

Investment Securities Available for Sale

Investment Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if applicable.  If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumption. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include residential mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and, if appropriate, a specific allowance for credit loss is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB’s guidance for accounting by creditors for the impairment of a loan. The fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans.  At March 31, 2010, substantially all of the impaired loans were evaluated based upon the fair value of the collateral.  In accordance with FASB’s guidance, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company measures and records the loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company measures and records the loan as nonrecurring Level 3.

Other Real Estate Owned

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
FHLB Bonds	$2,011,405	$-	$2,011,405	$-
Residential Mortgage-backed Securities	14,772,041	-	14,772,041	-
Total assets measured on a recurring basis at fair value	$16,783,446	$-	$16,783,446	$-

On a nonrecurring basis, the Company may be required to measure certain assets at fair value in accordance with generally accepted accounting principles.  These adjustments usually result from application of lower-of-cost-or-market accounting or write-downs of specific assets.

The following table includes the assets measured at fair value on a nonrecurring basis as of March 31, 2010:

	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable inputs (Level 3)
Impaired Loans:
Commercial	$3,053,487	$-	$-	$3,053,487
Real Estate-Mortgage	9,725,501	-	-	9,725,501
Real Estate-Construction	7,096,449	-	-	7,096,449
Real Estate- Home Equity Lines of Credit	222,560	-	-	222,560
Consumer	426,229	-	-	426,229
Real estate acquired through foreclosure	3,413,285	-	3,413,285	-
Total assets measured on a non-recurring basis at fair value	$23,937,512	$-	$3,413,285	$20,524,227

In accordance with the FASB’s guidance for the “Accounting by Creditors for Impairment of a Loan” impaired loans totaling $24.8 million were written down to their fair value of $20.5 million resulting in an impairment charge of $4.2 million which was included in the allowance for credit losses.

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

The following disclosure of estimated fair values of the Company's financial instruments at March 31, 2010 and December 31, 2009 are made in accordance with the requirements of FASB’s guidance “Fair Value Measurements and Disclosure” and are as follows:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and temporary investments (1)	$77,506,342	$77,506,342	$72,095,726	$72,095,726
Investments available-for-sale	16,783,446	16,783,446	21,128,874	21,128,874
Other equity securities	1,151,150	1,151,150	1,151,150	1,151,150
Bank owned life insurance	5,545,424	5,545,424	5,493,032	5,493,032
Loans, net of allowances (2)	175,050,246	176,005,983	184,912,587	186,009,737
Accrued interest receivable and other assets (3)	2,035,866	2,035,866	2,051,318	2,051,318

Financial Liabilities
Deposits	$275,921,493	$276,370,856	$281,503,453	$282,083,701
Subordinated debt	8,000,000	5,403,000	8,000,000	6,453,000
Accrued interest payable and other liabilities (3)	1,965,468	1,965,468	1,832,137	1,832,137

(1)	Temporary investments include federal funds sold and overnight investments.
(2)	Loans, net of allowances, include loans held for sale.
(3)	Only financial instruments as defined in SFAS guidance “Disclosure about Fair Value of Financial Instruments,” are included in other assets and other liabilities.

The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

Cash and due from banks, federal funds sold and overnight investments.  The carrying amount approximated the fair value.

Investment Securities. The fair value for FHLMC Bonds and Residential Mortgage-backed securities was based upon quoted market bids.

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

Subordinated Debt. Fair values were calculated by discounting the carrying values using a cash flow approach based on market rates as of March 31, 2010 and December 31, 2009.  The fair values do not reflect the Company’s election in January 2009 to defer interest payments nor the other credit related adjustments related to our current financial strength.

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

At March 31, 2010, the Company has approximately $3.5 million of cumulative Maryland pre-tax net operating loss carryforward, which represents a possible net tax receivable of $287,000 for the unconsolidated state tax return for Bay National Corporation.  There is a valuation allowance against 100% of the receivable since it cannot be determined that this will be realized.  Unless Bay National Corporation generates income from its own operations (i.e., unrelated to Bay National Bank), these net operating loss carryforwards will begin to expire in 2019.

At December 31, 2009, the Company had approximately $9.2 million of cumulative pre-tax net operating loss carryforward, which represents a possible net tax receivable of $2.7 million for the consolidated Federal tax return.  At December 31, 2009, the Company had $10.0 million of cumulative pre-tax net operating loss carryforward and $939,000 tax receivable for the state tax return of Bay National Bank.  There was a valuation allowance against 100% of the entire federal and state deferred tax asset balance since it cannot be determined that this will be realized.  Unless Bay National Corporation generates consolidated income, these net operating loss carryforwards will begin to expire in 2019.

Also at December 31, 2009, the Company had a combined federal and state tax receivable of $643,106 which can be recovered immediately upon the filing of amended prior year income tax returns that reflect the carryback of the 2009 net operating loss.  As of March 31, 2010 the amended prior year tax returns had not been filed and the balance of the receivable remains $643,106.

5.                EARNINGS PER SHARE

Earnings per common share are computed by dividing net (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net (loss) by the weighted average number of common shares outstanding during the period.  The Company’s common stock options totaling 10,246 were not considered in the computation of diluted earnings per share for the three month periods ended March 31, 2010 or March 31, 2009 because the results would have been anti-dilutive in both periods.

6.            STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted FASB’s guidance on the accounting for share-based payments and has included the stock-based employee compensation cost in its income statements for the three month periods ended March 31, 2010 and 2009.  Amounts recognized in the financial statements with respect to stock-based compensation are as follows:

	March 31,
	2010	2009

Net amounts expensed (recovered) against income, before tax benefit	$1,526	$(7,523)

Amount of related income tax benefit (expense) recognized in income	$0	$(2,558)

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

The Incentive Plan authorizes the issuance of up to 200,000 shares of common stock plus any shares that were available under the Company’s 2001 Stock Option Plan (“Option Plan”) that terminated as of May 22, 2007 and shares subject to options granted under the Option Plan that expire or terminate without having been fully exercised.  The Incentive Plan has a term of ten years and is administered by the Compensation Committee of the Board of Directors. The Compensation Committee consists of at least three non-employee directors appointed by the Board of Directors. In general, the options have an exercise price equal to 100% of the fair market value of the common stock on the date of the grant.  No stock options have been issued since 2002.

As of March 31, 2010, two Awards remain outstanding that were granted under the Incentive Plan.  One Award vested immediately upon issuance and the closing stock price on the grant date was $7.61.  The other remaining Award represents a restricted stock award and is discussed in more detail below in the section entitled “Restricted Stock Units.”

The following is a summary of changes in outstanding options for the three month periods ended March 31, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2009	135,441	$6.99
Granted	-	-
Cancelled	-	-
Exercised	-	$6.99
Balance, March 31, 2009	135,441	$6.99

Balance, January 1, 2010	88,548	$7.04
Granted	-	-
Cancelled	78,302	6.97
Exercised	-	-
Balance, March 31, 2010	10,246	$7.61

Weighted average fair value of options granted during 2002	$2.77

The following table summarizes information about options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$7.61	10,246.71		$7.61	10,246	$7.61
	10,246		$7.61	10,246	$7.61

Based upon a closing stock price of $1.17 per share as of March 31, 2010, there was no aggregate intrinsic value in options outstanding and exercisable.

All options were fully vested as of March 31, 2010 and 2009.

Restricted Stock Units

The following table summarizes the changes in outstanding shares under restricted stock grants for the three month periods ended March 31, 2010 and 2009.

	Number of Shares	Weighted Fair Value at Issuance Date
Unvested grants at January 1, 2010	2,400	$10.17
Granted		-
Vested	-	-
Cancelled	-	-
Unvested grants at March 31, 2010	2,400	$10.17

Unvested grants at January 1, 2009	13,200	$13.24
Granted		-
Vested	(600)	10.25
Cancelled	(9,600)	14.38
Unvested grants at March 31, 2009	3,000	$10.17

The Company expensed $1,523 of compensation net of amortization, associated with the restricted stock units for the three month period ending March 31, 2010.

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

As of the filing of our March 31, 2010 Call Report with the OCC on April 30, 2010, the Bank became categorized as “critically undercapitalized” under the prompt corrective action guidelines. To be categorized as adequately capitalized, the Bank must increase its total risk-based, Tier I risk-based and Tier I leverage ratios accordingly.  On March 15, 2010, we submitted a capital restoration plan to the OCC addressing, among other things, the steps the Bank will take to become adequately capitalized based in part on a shrinkage of the Bank’s assets.  Although the OCC did not approve the capital restoration plan, we felt it was prudent to implement the plan regarding the reduction of assets with the intention of preserving capital while continuing our efforts to raise new capital.

To date, we have begun to implement several items outlined in the capital restoration plan.  As part of our plan to shrink the Bank, on April 15, 2010, we entered into a Purchase and Assumption Agreement with Hebron Savings Bank pursuant to which Hebron will purchase certain assets of and assume certain of liabilities of the Bank’s branch located in Salisbury, Maryland. This Agreement is subject to regulatory approval, and regulatory applications have been filed. Currently, there are six employees that staff the Salisbury branch, which positions will either transfer with the branch or be eliminated once the Hebron transaction closes.  By the end of the first quarter, personnel reductions were initiated to eliminate eight positions within the mortgage origination groups in Lutherville and Salisbury and two positions at our Lutherville headquarters.  In addition, the president’s salary was reduced by 10% and in April 2010 we redeemed our bank owned life insurance investment which resulted in an approximately $5.5 million source of funds during the second quarter.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital (as defined) to average assets (as defined).

The Bank’s actual capital amounts and ratios as of March 31, 2010 and December 31, 2009 are presented in the following tables:

March 31, 2010
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)*:	$7,321,000	3.75%	$15,631,440	8.00%	$19,539,300	10.00%
Tier I Capital (to Risk Weighted Assets)*:	4,795000	2.45%	7,815,720	4.00%	11,723,580	6.00%
Tier I Capital (to Average Assets)*:	4,795,000	1.62%	8,854,560	3.00%	14,757,600	5.00%

*In order to be in compliance with the terms of the Consent Order, the Bank must meet minimum Total Capital, Tier 1 Capital  (to Risk Weighted Assets) and Tier 1 Capital (to Average Assets) ratios of 12.00%, 11.00% and 9.00%, respectively.

December 31, 2009
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets)*:	$10,064,000	4.90%	$16,420,000	8.00%	$20,525,000	10.00%
Tier I Capital (to Risk Weighted Assets)*:	7,406,000	3.61%	8,210,000	4.00%	12,315,000	6.00%
Tier I Capital (to Average Assets)*:	7,406,000	2.47%	9,013,000	3.00%	15,021,000	5.00%

*In order to be in compliance with the terms of the Consent Order, the Bank must meet minimum Total Capital, Tier 1 Capital  (to Risk Weighted Assets) and Tier 1 Capital (to Average Assets) ratios of 12.00%, 11.00% and 9.00%, respectively.

8.           SUBSEQUENT EVENTS

On April 15, 2010, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with Hebron Savings Bank (“Hebron”), a Maryland-chartered commercial bank, pursuant to which Hebron will purchase certain of the assets of and assume certain of the liabilities of the Bank’s branch located at 109 Poplar Hill Avenue, Salisbury, Maryland (the “Branch”).  The Agreement provides that Hebron will purchase certain loans originated at the Branch, which loans constitute approximately 36% of the Branch’s loan portfolio, and will assume all of the Branch’s deposit accounts (except for non-IRA fiduciary accounts) (“Core Accounts”) and all certificates of deposits originating at the Branch or owned by customers whose accounts are maintained at the Branch, which totaled approximately $21.2 million at March 31, 2010.  Hebron will pay a premium of 3.0% of the Core Accounts, which totaled approximately $13.5 million at March 31, 2010.

Pursuant to the Agreement, the Bank agreed to assist Hebron in the transfer of Branch employees to whom Hebron offers employment, and notification of Branch customers of the transfer of their accounts or loans to Hebron.

The Agreement provides that the transactions contemplated thereby shall be consummated on or before August 27, 2010, which date may be extended by the Bank’s and Hebron’s mutual agreement to a date no later than September 30, 2010.  Closing of the transaction is dependent upon receipt of applicable regulatory approvals.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis provides an overview of the financial condition and results of operations of Bay National Corporation and its national bank subsidiary, Bay National Bank  as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009.

In this report references to “Company,” “we,” “our,” “ours,” “us” and similar references mean Bay National Corporation and its consolidated subsidiaries and references to “Bay National Corporation” means Bay National Corporation excluding its subsidiaries, unless the context otherwise requires.  We sometimes refer to our subsidiary Bay National Bank as the “Bank.”

Recent Developments

As discussed in Note 7 to the financial statements, we entered into an agreement with Hebron Savings Bank on April 15, 2010 pursuant to which Hebron will purchase certain of the loans originated at the Salisbury branch and assume most of the deposits of such branch.  This is part of our efforts to shrink the Bank in accordance with our plan to restore the Bank’s capital levels.  We plan to close the Salisbury branch at some point following the closing of the Hebron transaction and exit the Maryland Eastern Shore market.

As of the filing of our March 31, 2010 Call Report with the OCC on April 30, 2010, the Bank became classified as “critically undercapitalized” under the prompt corrective action provisions adopted by the OCC.  Under these regulations, a critically undercapitalized institution will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund.  We are also prohibited from taking certain actions without prior written FDIC approval, from accepting, renewing or rolling over brokered deposits, and from taking certain other actions.  For additional information, please see the section of our Form 10-K for the year ended December 31, 2009 entitled “Supervision and Regulation - Prompt Corrective Action.”

As we have previously disclosed, we continue to operate under the Consent Order the Bank voluntarily entered into with the OCC, our primary banking regulator, on February 6, 2009 (the “Consent Order.”)  As previously reported, as a result of being undercapitalized we were required to develop a contingency plan for the Bank.  On October 20, 2009, we submitted a contingency plan to the OCC that describes our plan to shrink and recapitalize the Bank.  On March 15, 2010, we submitted a capital restoration plan, which was rejected by the OCC.  Although the OCC did not approve the capital restoration plan, we felt it was prudent to implement the plan regarding reduction of assets with the intention of preserving capital while we continue our efforts to raise new capital.

Overview

Bay National Corporation was incorporated on June 3, 1999 under the laws of the State of Maryland to operate as a bank holding company of the Bank. The Bank commenced operations on May 12, 2000.

Our principal business is to make loans and other investments and to accept time and demand deposits. Our primary market areas are in the Baltimore Metropolitan area and on Maryland’s Eastern Shore, although the Company’s business development efforts generate business outside of these areas. We offer a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services. We fund a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit with an emphasis on meeting the borrowing needs of small businesses. Our target customers are small and mid-sized businesses, business owners, professionals, nonprofit institutions and high net worth individuals.

We have continued to experience significant operating losses during the three months ended March 31, 2010 resulting from problem loans in our portfolio caused by deteriorating economic conditions and industry-wide problems in commercial and residential real estate lending.  As such, management continues to emphasize prudent asset/liability management and  has significantly tightened our underwriting standards for commercial and residential real estate loans. Key measurements for the three month period ended March 31, 2010 include the following:

•	Total assets at March 31, 2010 decreased to $282.2 million from $290.3 million as of December 31, 2009.

•	Total loans outstanding decreased from $194.7 million as of December 31, 2009 to $184 million as of March 31, 2010.

•
There were approximately $25 million in non-accrual loans as of March 31, 2010.  In addition, we foreclosed on or accepted a deed-in-lieu of foreclosure on five residential real estate properties during the quarter. These properties were placed into other real estate owned (“OREO”) at their aggregate estimated net realizable value of approximately $1.4 million.  As of March 31, 2010, sixteen properties remained with an aggregate net realizable value of $4.1 million.  Also, we have troubled debt restructurings totaling approximately $5 million. We continue to maintain appropriate reserves for credit losses.

•	Two properties held in OREO, were sold during the three months ending March 31, 2010. A gain on one of the properties totaled $8,817 while a loss of $336 was realized on the other property.

•	Deposits at March 31, 2010 decreased to $275.9 million from $281.5 million as of December 31, 2009.

•	The Company incurred net losses of $2,773,189 for the three month period ended March 31, 2010 compared to net losses of $884,131 for the three month period ended March 31, 2009.

•	Net interest income, our main source of income, was $1.5 million for the three month period ended March 31, 2010 and for the comparable period in 2009.

•
The allowance for credit losses decreased by $833,000 from December 31, 2009 to March 31, 2010 even though we took a provision of $1.8 million during the three month period in order to reserve for credit losses inherent in the loan portfolio, but was reduced by net charge-offs totaling $2.7 million.  Net charge-offs were $2.0 million in the first quarter of 2009.

•
Non-interest income increased by $19,624 or 10.8% for the three month period ended March 31, 2010 as compared to the same period in 2009 due principally to the gains on sale of other real estate owned and disposal of equipment, partially offset by lower gains on the sale of mortgage loans and lower service charges on deposit accounts.

•
Non-interest expenses increased by $479,803 or 22.8% for the three month period ended March 31, 2010, as compared to the comparable three month period in 2009 due largely to increased Federal Deposit Insurance Corporation (“FDIC”) insurance costs, loan collection costs, and provision for losses on other real estate owned.   These higher expenses were partially offset by lower salaries and employee benefits, occupancy, furniture and equipment and advertising and marketing expenses.

•	Our common stock closed at $1.17 on March 31, 2010, which represented a 15% decline from its closing price of $1.37 on March 31, 2009.

A detailed discussion of the factors leading to these changes can be found in the discussion below.

Results of Operations

General

We recorded a net loss of $2.8 million for the three month period ended March 31, 2010. This compares to a net loss of $884,131 for the same period in 2009. This is an increase of $1.9 million or 213.7 % for the three month period. The increased loss in the three month period is due primarily to a higher provision for credit losses, recognition of $0 tax benefit for 2010, lower interest income and higher non-interest expenses during the first three months of 2010 as compared to the first three months of 2009, as further discussed below.

The Bank’s mortgage origination operations, located in Lutherville and Salisbury, Maryland, originate conventional residential construction and mortgage loans. The Bank sells most of its residential mortgage loans in the secondary market and typically recognizes a gain on the sale of these loans after the payment of commissions to the loan origination officers. For the three month periods ended March 31, 2010 and 2009, net gains on the sale of mortgage loans totaled $48,542 and $121,788, respectively. This decrease is primarily attributable to the Bank’s initiative to downsize and cease the origination of new construction and mortgage loans, which are generally sold soon after the closing of the loan, in connection with our plan to downsize the Bank.

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

Net interest income was approximately $1.5 million for each of the three month periods ended March 31, 2010 and 2009, but decreased $52,299, or 3.5%, in the 2010 period compared to the 2009 period.

Total interest income for the three month period ended March 31, 2010 was $2.7 million compared to $3.2 million for the period ended March 31, 2009.  The 16% decrease for the 2010 period over the 2009 period was primarily attributable to decreased interest and fees on loans as a result of an increase in the average balance of non-accrual loans and the decline in average total loans outstanding.  The average target federal funds rate has remained at the 0 to .25% range since the first quarter of 2009.  As a result, the yields on interest earning assets have remained relatively stable at 5.10% for the three months ended March 31, 2009 and 5.31% for the three months ended March 31, 2010 despite the substantial number of variable rate loans in our portfolio, which re-price based on the target federal funds rate.  The percentage of average interest-earning assets represented by loans was 66.2% and 94.5% for the three month periods ended March 31, 2010 and 2009, respectively.  We expect total interest income to continue to decrease based on our intention to decrease the number of loans in our portfolio in accordance with our plan to shrink the Bank and preserve capital, as well as in connection with the transfer of certain loans to Hebron Savings Bank.

Interest and dividends on investment securities increased to $142,429 for the three month period ended March 31, 2010 as compared $0 for the same period in 2009. The interest on federal funds and other overnight investments increased by $25,239 or 151.5 % for the three month period ended March 31, 2010 as compared to the same period in 2009.

The average yield on the investment portfolio and other earning assets, such as federal funds sold, was 0.77% for the three month period ended March 31, 2010 as compared to 0.46% for the same period in 2009. This increase in the average yield was a direct result of the purchase of investment securities beginning in the second quarter of 2009.  The percentage of average interest-earning assets represented by investment securities, federal funds sold and interest bearing cash balances was 33.8% and 5.5% for the three month periods ended March 31, 2010 and 2009, respectively.  As of March 31, the weighted average yield for the investment portfolio was approximately 3.0%.

Interest expense from deposits and borrowings for the three month period ended March 31, 2010 was $1.2 million compared to $1.7 million for the same period in 2009. The decrease is primarily the result of the maturity of higher rate certificates of deposit (“CDs”) and their rollover into lower rate CDs during the period from March 31, 2009 to March 31, 2010. Average rates paid on all interest-bearing liabilities decreased from 3.10% for the three month period ended March 31, 2009 to 2.08% for the three month period ended March 31, 2010. CDs are the Bank’s most expensive form of deposits. As of March 31, 2010, CDs comprised 83.1% of average interest-bearing liabilities compared to 75.1% of average interest-bearing liabilities as of March 31, 2009, partly due to management’s decision to maintain a higher level of liquidity since it has no available back up lines of credit.  In the future we expect interest expense to decrease after the transaction with Hebron Savings Bank and the closing of the Salisbury branch as Hebron will assume most of the deposits including CDs associated with the branch.

As a result of the factors discussed above, the net interest margin decreased to 2.05% for the three month period ended March 31, 2010 from 2.29% for the same period in 2009. Although management has been able to decrease rates paid on deposits, the yield on loans and investments decreased to a greater extent than the cost of funds. Our declining capital and ten consecutive quarters of reported net losses have resulted in an inability to maintain low cost core deposits. In addition, the market is very competitive for deposits, which has limited management’s ability to maintain margins through reductions in the interest rates on deposit accounts generally and CD rates in particular.

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

Three Months Ended March 31, 2010
	Average Balance		Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$190,874,376		$2,500,722	5.31%
Investment securities (1)	19,403,221		142,429	2.98
Federal funds sold and interest bearing cash balances	78,063,656		41,901	.22
Total earning assets	288,341,253		2,685,052	3.78%
Less: Allowance for credit losses	(9,697,518)
Cash and due from banks	3,354,383
Other real estate owned	2,948,697
Premises and equipment, net	753,506
Investment in bank owned life insurance	5,512,181
Current and deferred taxes receivable	643,106
Accrued interest receivable and other assets	1,818,894
Total assets	$293,674,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Interest-bearing demand deposits	$31,549,896		22,238	29%
Regular savings deposits	887,129		-	.00
Time deposits	199,332,053		1,046,231	2.13
Subordinated debt (2)	8,000,000		160,157	8.12
Total interest-bearing liabilities	239,769,078		1,228,626	2.08%
Net interest income and spread			$1,456,426	1.70%
Non-interest-bearing demand deposits	53,104,144
Accrued expenses and other liabilities	1,724,171
Stockholders’ deficit	(922,891)
Total liabilities and stockholders’ deficit	$293,674,502

Interest and fee income/average earning assets	3.78%
Interest expense/average earning assets	1.73
Net interest margin	2.05%

Return on Average Assets (Annualized)	(3.78	) %
Return on Average Equity (Annualized)	(1,201.96	) %
Average Equity to Average Assets	(.31	) %

(1)	Investment securities include AFS securities, FRB and FHLB stock.
(2)	Beginning February 2009, deferred subordinated debt interest payments are compounded to principal when calculating interest expense.

Three Months Ended March 31, 2009
	Average Balance		Interest and fees	Yield/ Rate
ASSETS
Loans and loans held for sale	$252,313,117		$3,171,539	5.10%
Investment securities (1)	1,253,933		-	-
Federal funds sold and other overnight investments	13,443,607		16,662	.50
Total earning assets	267,010,657		3,188,201	4.84%
Less: Allowance for credit losses	(5,420,516)
Cash and due from banks	6,539,394
Other real estate owned	3,722,432
Premises and equipment, net	1,116,696
Investment in bank owned life insurance	5,289,963
Current and deferred tax receivable	5,716,399
Accrued interest receivable and other assets	902,364
Total assets	$284,877,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing demand deposits	43,634,243		34,137	.32
Regular Savings deposits	1,183,684		-	.00
Time deposits	164,998,641		1,494,652	3.67
Short-term borrowings	1,880,675		2,191	.47
Subordinated debt (2)	8,000,000		148,497	7.53
Total interest-bearing liabilities	219,697,243		1,679,477	3.10%
Net interest income and spread			$1,508,724	1.74%
Non-interest-bearing demand deposits	49,363,701
Accrued expenses and other liabilities	986,814
Stockholders’ equity	14,829,631
Total liabilities and stockholders’ equity	$284,877,389

Interest and fee income/average earning assets	4.84%
Interest expense/average earning assets	2.55
Net interest margin	2.29%

Return on Average Assets (Annualized)	(1.24	) %
Return on Average Equity (Annualized)	(23.84	) %
Average Equity to Average Assets	5.21%

(1)	Investment securities include AFS securities, FRB and FHLB stock.
(2)	Beginning February 2009, deferred subordinated debt interest payments are compounded to principal when calculating interest expense.

Provision for Credit Losses

The provision for credit losses was $1.8 million for the three month period ended March 31, 2010 compared to $1.1 million for the comparable period in 2009. The amount of the provision for credit losses is reflective of the ongoing economic difficulties that many businesses and households are experiencing.  The economy continues to suffer the effects of significant declines in the values of real estate during the past two to three years, which represents a substantial portion of the collateral for our non-performing loans.

Non-Interest Income

Non-interest income consists primarily of gains on the sale of mortgage loans, deposit account service charges, income on bank owned life insurance (“BOLI”) and cash management fees. For the three month period ended March 31, 2010, we realized non-interest income of $201,714 as compared to $182,090 for the same period in 2009. Gains on the sale of mortgage loans of $48,542 comprised 24.1% of the total for the three month period ended March 31, 2010. This compares to gains on the sale of mortgage loans of $121,788 or 66.9% of total non-interest income for the three month period ended March 31, 2009. The level of gains on the sale of mortgage loans decreased for the three month period ended March 31, 2010 as a result of our decision to cease the origination of new construction and mortgage loans as part of our plan to shrink the Bank and preserve capital in accordance with the capital restoration plan.

Net gain on the sale of OREO properties totaled $8,481 for the three month period ended March 31, 2010 as compared to a net loss of $80,226 in the three month period ended March 31, 2009. The small gain on the sale of OREO properties for the first quarter of 2010 is largely due to our more aggressive write downs of property values during the current and recent preceding quarters.  This is evidenced by the increase of $105,977 in the provision of losses on other real estate owned for the first quarter of 2010 compared to the first quarter of 2009. During the first three months of 2010, there were two OREO properties sold compared to four properties that were sold during the first three months of 2009.

Service charges on deposit accounts totaled $73,078 for the three month period ended March 31, 2010 as compared to $88,417 for the same period in 2009. The decrease of $15,339 or 17.4% is primarily attributable to decline in the average balance of demand deposit accounts for the three months ended March 31, 2010 compared to the comparable period one year ago.

Gains on the sales of fixed assets totaled $53 for the three month period ended March 31, 2010 as compared to a $18,527 loss for the same period in 2009.  The loss for the 2009 period is associated with the closing of our loan production office in Columbia, Maryland in March 2009 and the relocation of our former mortgage loan origination office from Towson, Maryland to the Company’s headquarters building in Lutherville, Maryland in November 2008.

The year to date increase in other income of $6,640 or 53.0% is attributable to higher wire transfer activity and research fees.

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

Non-Interest Expense

Non-interest expense for the three month periods ended March 31, 2010 and 2009 totaled $2.6 million and $2.1 million, respectively. The increase of $479,802 or 22.8% in the 2010 period is primarily attributable to increases in FDIC insurance and loan collection and outsourcing costs that were partially offset by decreases in salary and employee benefits, occupancy, furniture and equipment expenses and advertising and marketing expenses.

Salaries and benefits expenses decreased to $770,197 for the three month period ended March 31, 2010 from $939,339 for the same period of 2009.  The decreases in salaries and benefits for the 2010 period related to staff reductions since March 31, 2009.  As of March 31, 2010, we had 36 active employees as compared to 43 at March 31, 2009.  Further costs savings   are expected during 2010 as we continue to implement our plan to shrink the Bank and preserve capital and in connection with the closing of the Salisbury branch.

Net occupancy expenses decreased by $53,720 or 28.6% for the three months ended March 31, 2010 as compared to the same period in 2009. During the second quarter of 2009, we successfully negotiated sub-leases of our former Towson, Maryland mortgage origination office and for space that became available in our Lutherville, Maryland headquarters building. In addition, we negotiated with a sub-tenant for the space in the former loan production office in Columbia, Maryland.  We began sub-leasing the space in June 2009.  As a result, net occupancy expenses have decreased from 2009 levels.

Furniture and equipment expense decreased by $12,389 or 12.4% for the three months ended March 31, 2010 as compared to the same period in 2009.

Legal and professional fees increased $12,082 or 5.1% for the three months ended March 31, 2010 as compared to the same period in 2009.  These costs represent legal fees and other costs to help manage loan workouts in our residential real estate portfolio and to assist with meeting the requirements of the OCC Consent Order.

Data and item processing costs increased by $9,195 or 4.6% for the three months ended March 31, 2010 as compared to the same period in 2009. The increased costs in the first quarter of 2010 was primarily attributable to additional expense for the upgrade of a commercial loan software package and these increased costs will continue for the next two months.

Outsourcing costs increased by $75,399 or 62.9% for the three months ended March 31, 2010 as compared to the same period in 2009.  Most of the increase is due to the cost of outside professional services firms providing additional personnel to assist us with streamlining process flows, bridging gaps in the workforce caused by the departure of several employees and with preparing materials required by the OCC Consent Order.

Advertising and marketing-related expenses decreased $26,327 or 51.3% for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease is a result of our continuing focus on minimizing costs; we deemed advertising a discretionary expenditure and as such have curtailed such expenditures.

There was an increase of $105,977 or 264.9%, in the provision for losses on other real estate owned for the three month period ended March 31, 2010 compared to the same period in 2009. The increase is due to further declines in the values and the addition of OREO properties during 2010.

FDIC insurance premiums increased $365,769 or 522.5% for the three month period ended March 31, 2010 over the same period in 2009.  The FDIC insurance premium increases are the direct result of our rating downgrade and will remain at the elevated level until the Bank’s rating improves, which could happen after a capital infusion and several consecutive quarters of net earnings.

Loan collection costs increased $182,547 or 647.93% for the three months ended March 31, 2010 as compared to the comparable 2009 period.  Higher loan collection costs are attributable to greater amounts of taxes, legal and maintenance expenses associated with maintaining and recovering troubled assets.

Other expenses for the three month period ended March 31, 2010 totaled $124,934 and were $9,589 or 7.13% lower than the comparable period in 2009.  This is primarily attributable to lower membership dues and telephone and printing expenses as a result of cost control measures instituted during 2009 and 2010.

The banking industry utilizes an “efficiency ratio” as a key measure of expense management and overall operating efficiency. This ratio is computed by dividing non-interest expense by the sum of net interest income before provision for credit losses and non-interest income. Our efficiency ratio was 156.1% for the three month period ended March 31, 2010 as compared to 124.7% for the same period in 2009. The increase in the efficiency ratio from the prior year is primarily a result of the previously discussed decline in interest revenues.

Income Taxes

For the three month period ended March 31, 2010, we recorded an income tax benefit of $0 compared to benefits of $584,196 for the same period in 2009.  The decrease is due to the uncertainty that these future tax benefits will be realized.

Financial Condition

Composition of the Balance Sheet

As of March 31, 2010, total assets were $282.2 million. This represents a decrease of $8.1 million, or 2.8%, since December 31, 2009. The change in total assets includes decreases of $4.3 million in investment securities and $12.9 million in loans net of allowance for credit losses excluding loans held for sale.  These decreases were partially offset by increases of $5.3 million in cash and due from banks, $3.1 million in loans held for sale and $682,713 in other real estate owned, net.

As of March 31, 2010, loans net of unearned fees and excluding loans held for sale, totaled $180.5 million. This represents a decrease of $13.8 million, or 7.1%, from a balance of $194.3 million as of December 31, 2009.

The composition of the loan portfolio as of March 31, 2010 was approximately $82.5 million of commercial loans (excluding real estate loans), $2.4 million of consumer loans, and $95.6 million of real estate loans (excluding mortgage loans held for sale). The composition of the loan portfolio as of December 31, 2009 was approximately $89.9 million of commercial loans (excluding real estate loans), $3.1 million of consumer loans, and $101.2 million of real estate loans (excluding mortgage loans held for sale). Mortgage loans held for sale were $3.5 million and $415,091 as of March 31, 2010 and December 31, 2009, respectively. The decrease in the loan portfolio is due to management’s efforts to restrict loan growth in order to increase capital levels, liquidity and the Bank’s regulatory capital ratios.

Out of $184 million in total loans outstanding, we carried $15.5 million in our Towson mortgage loan portfolio at March 31, 2010.  The Towson portfolio includes loans to investors for residential construction and reconstruction projects which have continued to exhibit especially high levels of credit risk.  During the first three months of 2010, we charged-off $2.3 million of loans from this portfolio, representing 85.7% of total charge-offs for the period.  Most of the first quarter 2010 Towson charge-offs involved commercial real estate credits.  At March 31, 2010, approximately 90%, or $14.0 million, of Towson portfolio loans were on our watch list of loans classified under regulatory guidelines due to their higher risk characteristics.  Of these watch list loans, $13.9 million were impaired at March 31, 2010, including $3.8 million of troubled debt restructures.  The Towson portfolio has specific reserves totaling $2.3 million.  We are no longer originating loans to investors for consumer and commercial construction.  Management has devoted significant time and resources to resolving problems in the Towson portfolio.  These efforts have included working with borrowers on restructuring where appropriate and, where possible, to secure the pledge of additional collateral, and seeking potential investors to facilitate property sales.  Since the economic climate and housing market are making it difficult for borrowers to sell or refinance their projects, management cannot assure that its actions will result in decreasing rates of non-accrual and past-due loans in its Towson portfolio in future periods.

Our credit quality issues are no longer contained predominantly within the Towson mortgage portfolio, however.  As unemployment has remained high and continues to increase, the effects of the recession continue, characterized by a continuing depressed real estate environment and lower property values.  These conditions have adversely affected an increasing number of our borrowers.  While there were few charge offs during the first quarter of 2010 that were not from the Towson portfolio, non-Towson credits on the watch list now comprise nearly three-fourths of the total, amounting to $39.0 million at March 31, 2010. The majority of watch list loans outside the Towson portfolio are comprised of commercial loans, which represent core business loans to clients for the operation of their small to middle-market enterprises or professional service firms.  In addition, all loans past due 30 through 89 days at March 31, 2010, which totaled $2.9 million, were non-Towson credits, mostly commercial construction (1 credit for $1.8 million) and commercial (4 credits totaling $943,101).    During the third quarter of 2009, management analyzed our large HELOC portfolio, identifying a number of borrowers for downgrade and for closer monitoring of those who have weak credit scores.  While delinquency reports and charge-offs still did not indicate a problem with this portfolio at March 31, 2010, management continues to carefully monitor HELOCs, given the weak credit scores of some of the borrowers, economic conditions, and knowledge that this type of loan can move quickly from performing to loss without normal migration over time through watch list grades.

Troubled debt restructures amounted to $4.8 million at March 31, 2010, comprised exclusively of real estate secured credits, principally from the commercial real estate portfolio, compared to $5.4 million of troubled debt restructures at December 31, 2009.

During the three month period ending March 31, 2010, we either foreclosed or accepted deeds-in-lieu of foreclosure on five pieces of residential real estate related to investor-owned residential real estate. These properties were placed into other real estate owned at estimated net realizable value of approximately $1.4 million. The difference between the related loan balances and the net realizable value, $84,817, was charged off to the allowance for credit losses during the period. The foreclosures combined with additional property sales, certain capitalized expenditures, and allowance adjustments resulted in a net increase in other real estate owned of $682,713 between the December 31, 2009 net carrying value of $2.7 million and the March 31, 2010 net carrying value of $3.4 million.

At March 31, 2010, we had cash and due from banks of $76.5 million as compared to $71.2 million as of December 31, 2009. This increase is primarily the result of pay downs of loans during the first quarter of 2010. See the Liquidity section later in this Management’s Discussion and Analysis for further information.

Funds not extended in loans are invested in cash and due from banks and various investments including federal funds sold and other overnight investments, investment securities, Federal Reserve Bank stock, Federal Home Loan Bank stock and, through April 2010, BOLI.  Excluding cash and due from banks, federal funds sold and overnight investments totaled approximately $1.0 million as of March 31, 2010 compared to approximately $942,784 as of December 31, 2009.

In March 2009, the Board of Directors approved a new investment policy and authorized management to invest in a traditional securities portfolio in order to provide ongoing liquidity, income and a ready source of collateral that can be pledged in order to access other sources of funds.  The investment securities available for sale balances of $16.8 million as of March 31, 2010 are investment securities such as Federal Home Loan Bank bonds and residential mortgage-backed securities.  We held Federal Reserve Bank stock and FHLB of Atlanta stock in other equity securities of $663,450 and $487,700, respectively, as of March 31, 2010 and December 31, 2009. As of March 31, 2010, an investment security with a carrying value of $1,000,000 is pledged as collateral at the Federal Reserve Bank to satisfy daylight overdrafts requirements.  No amounts were pledged as collateral as of March 31, 2009.

Included in other assets at March 31, 2010 is approximately $349,151 of deferred stock issuance costs.  These are costs incurred predominately for services rendered by legal counsel and investment advisors for the specific purpose of raising capital via the issuance of stock.  If we are successful in our capital raising efforts, these costs will be charged to the additional paid in capital account thereby partially offsetting the increase to capital.  If we are not able to raise additional capital, the costs must be eliminated from the asset category by a charge to expense in the period that such efforts to raise capital are abandoned.

Total deposits at March 31, 2010 were $275.9 million of which approximately $6.6 million, or 3.03%, was related to one customer. Total Deposits at December 31, 2009 were $281.5 million of which deposits for the same customer stood at approximately $7.1 million, or 2.52%, of total deposits. The deposits for this customer tend to fluctuate significantly; as a result, management monitors these deposits on a daily basis to ensure that liquidity levels are adequate to compensate for these fluctuations.  The decrease in total deposits from December 31, 2009 was primarily related to our plan to reduce our excess cash position by allowing maturing national market CDs to run off.

In 2006, we began using brokered certificates of deposit through the Promontory Financial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), the Company has the ability to offer its customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When the Company placed funds through CDARS on behalf of a customer, it was eligible to receive matching deposits through the network. The Company also had the ability to raise deposits directly through the network.  These deposits received through the CDARS program are considered “Brokered Deposits” for bank regulatory purposes. As a result of falling below the “well-capitalized” status for regulatory reporting purposes, we may still place customer deposits with CDARS but we are no longer permitted to accept brokered deposits including the match portion through the CDARS program. As of March 31, 2010 and December 31, 2009 there were no reciprocal CDARS deposits on the Bank’s books.

The market in which we operate is very competitive; therefore, the rates of interest paid on deposits are affected by rates paid by other depository institutions. Management closely monitors rates offered by other institutions and seeks to be competitive within the market. However, given the continuing decline in our core deposits, we have chosen to selectively compete for large CDs. As of March 31, 2010, the Company had total outstanding CDs of $191.3 million of which approximately $165.8 million were obtained through the listing of CD rates on two internet-based listing services (such deposits are sometimes referred to herein as national market certificates of deposit).  The national market certificates of deposit were issued with an average yield of 1.86% and an average term of 7.28 months. Included in the $165.8 million are national market certificates of deposit totaling approximately $4.1 million that have been classified as “Brokered Deposits” for bank regulatory purposes. These “Brokered Deposits” were issued with an average yield of 4.11% and an average term of 9.7 months.  As of December 31, 2009, the total certificates of deposit obtained through the listing of CD rates on the internet-based listing services was approximately $165.5 million. Included in the $165.5 million were national market certificates of deposit totaling $8.6 million that had been classified as “Brokered Deposits” for bank regulatory purposes.

Core deposits, which management categorizes as all deposits other than brokered deposits and national market certificates of deposit, CDARS deposits and $6.6 million of deposits from the large customer described above, stood at $106.5 million as of March 31, 2010.  Core deposits declined by $5.4 million or 4.8%, from the total as of December 31, 2009 of $111.9 million.  Overall, the Company did not aggressively compete for new local deposits during 2010; as a result, deposits other than national market certificates of deposit decreased, which is the primary reason for the decrease in core deposits from 2010.  Core deposits are closely monitored by management because such deposits are considered not only a relatively stable source of funding but also reflective of the growth of commercial and consumer depository relationships.

Subordinated debt consists of $8 million of fixed interest rate trust preferred securities issued through a Delaware trust subsidiary, of Bay National Corporation, Bay National Capital Trust I (the “Trust”). We formed the Trust on December 12, 2005, and the Trust issued $8 million of trust preferred securities to investors at a fixed interest rate of 7.20%. The trust preferred securities bear a maturity date of February 23, 2036, but may be redeemed at our option on any February 23, May 23, August 23 or November 23 on or after February 23, 2011, and require quarterly distributions by the Trust to the holder of the trust preferred securities. The securities are subordinated to the prior payment of any other indebtedness of the Company that, by its terms, is not similarly subordinated securities. The trust preferred securities qualify as Tier 1 capital at the holding company level, subject to regulatory guidelines that limit the amount included to an aggregate of 25% of Tier 1 capital.  On January 6, 2009, we first provided notice under the Indenture of our election to defer payments of interest and have continued to defer such payments through the date of this report.  As a result of the restriction on paying dividends pursuant to the Consent Order and the written agreement between Bay National Corporation and the Federal Reserve Bank of Richmond entered into on April 28, 2009 (the “Reserve Bank Agreement”), which events we have previously reported, we anticipate that we will continue to defer such interest payments for the immediate future, in any case as long as the Consent Order and Reserve Bank Agreement are in effect.  As of March 31, 2010, $809,249 of deferred interest remains due to investors.

Allowance for Credit Losses and Credit Risk Management

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions.  We charge the provision for credit losses to earnings to maintain the total allowance for credit losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based upon, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to the Company’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any).  We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely.  Recoveries on loans previously charged off are added back to the allowance.

Determining an appropriate level of allowance for credit losses involves a high degree of judgment.  Our allowance for credit losses provides for probable losses based on evaluations of inherent risks in the loan portfolio.  The allowance for credit losses is maintained at a level considered by management to be adequate to absorb losses inherent in the loan portfolio as of the date of the financial statements.  We have developed appropriate policies and procedures for assessing the adequacy of the allowance for credit losses that reflect management’s careful evaluation of credit risk considering all available information.  Management uses historical quantitative information to assess the adequacy of the allowance for credit losses as well as qualitative information about the prevailing economic and business environment, among other things. In developing this assessment, management must rely on estimates and exercise judgment in assigning credit risk.  Depending on changing circumstances, future assessments of credit risk may yield materially different results from the estimates, which may require an increase or decrease in the allowance for credit losses.  Our allowance consists of formula-based components for business and consumer loans, an allowance for impaired loans and an unallocated component.  In the first quarter of 2010, management further refined the methodology for the formula-based component assigned by risk rating (referred to as risk-grade pools), such that unimpaired watch list credits rated 8 are allocated reserves based solely upon the adjusted migration percentage for this category.  This adjustment in methodology produces results that are different from, but management believes are similar to, those which would have been computed using the prior methodology which was focused on collateral values, where they were known.  The general and risk-grade driven formula-based allowance calculations used in the allowance model permit us to address specifically the current trends and events affecting the credit risk in the loan portfolio.

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

The allowance for credit losses was $8.9 million at March 31, 2010, compared to $9.8 million at December 31, 2009.  These amounts, as a percentage of total loans plus loans held for sale, represented 4.86% at March 31, 2010, compared to 5.01% at December 31, 2009.  Excluding loans held for sale, the allowance for credit losses was 4.94% of total loans at March 31, 2010, versus 5.02% at December 31, 2009.  The $833,000 decrease in the level of the allowance resulted from a $1.8 million provision for credit losses during the first three months of 2010 (increasing the reserve), offset by the higher figure of $2.7 million recorded for net charge-offs (decreasing the reserve).  Net charge offs shown for the first quarter of 2010 represent the highest quarterly amount of  net charge offs in our history, and reflect the continuing cumulative effects of the severe recession and painfully slow recovery which may have begun.  The level of the allowance remains high despite the significant net charge offs due in large part to the further downgrading of credits remaining in the loan portfolio along with greater collateral shortfalls.  In the comparison of the first quarter of 2010 to the fourth quarter of 2009, historical loss factors applied to general reserve credits generally rose, while there was a decrease in migration factor loss percentages used for the risk-grade pools due to downgrades of most of the remaining higher risk Towson loans, with their correspondingly higher migration factor percentages, from these pools to impaired status.

Bay National Corporation has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for credit losses is adequate for each period presented.

As of March 31, 2010, we had non-accrual loans totaling $24.8 million, all of which were impaired and included on the watch list.  Due to the charge-off of a large number of Towson credits, the total balances of non-accrual loans involving more traditional commercial lending to small and middle-market businesses and professional service firms now exceed by a factor of more than 3-to-1 the total balances of loans for investor residential real estate in the Towson portfolio.  The Towson mortgage portfolio charge-offs reflect the adverse effects of the slowdown in the real estate market that reduced the ability of its borrowers to refinance or sell properties as quickly as anticipated.  On the commercial lending side, as noted above, the length, severity and continuing impact of the recent recession, coupled with unusually high levels of unemployment, resulted in the deterioration in credit quality.  Nonperforming loans, comprised of non-accrual loans, loans past due 90 days or more and still accruing and troubled debt restructures, represented 13.7% of total loans, including loans held for sale, at March 31, 2010, in comparison to 10.4% reported as of December 31, 2009.  Virtually all of our non-accrual loans were at least partially collateralized by real estate at March 31, 2010.

We recorded $2.7 million and $2.0 million of net charge-offs during the three month periods ended March 31, 2010 and March 31, 2009, respectively.

Liquidity

Our overall asset/liability strategy takes into account the need to maintain adequate liquidity to fund asset growth and deposit runoff. Management monitors the liquidity position daily.

Our primary sources of funds are deposits, scheduled amortization and prepayment of loans and investment securities, funds provided by operations and capital. The Company also has access to national markets for certificates of deposit.  While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition.

Our most liquid assets are cash and assets that can be readily converted into cash, including federal funds sold, other overnight investments and investment securities. As of March 31, 2010, we had $76.5 million in cash and due from banks, $1.04 million in federal funds sold and other overnight investments, $16.8 in investment securities and $3.5 million in loans expected to be sold within 60 days. As of December 31, 2009, we had $71.2 million in cash and due from banks, $942,784 in federal funds sold and other overnight investments, $21.1 million in investment securities and $415,091 in loans expected to be sold within 60 days.

We previously had borrowing capacity with the FHLB of Atlanta, which was rescinded in May 2009.  We do not expect to be able to restore lines of credit from FHLB or other correspondent banks unless and until we have raised sufficient capital and produce several successive quarters of operating earnings.

The increase in the overall level of liquid assets, other than loans expected to be sold within 60 days, is the result of management’s decision to increase liquidity.

As part of our plan to shrink the Bank and preserve capital, in accordance with the capital restoration plan, management has decided to decrease its assets through the redemption of its BOLI investment, sell certain loans and transfer the deposits at our Salisbury branch, and encourage borrowers to move their loans to other financial institutions.

To further aid in managing our liquidity, the Board has approved and an Investment Committee was formed to review and discuss recommendations for the use of available cash and to establish an investment portfolio. By limiting the maturity of securities and maintaining a conservative investment posture, management can rely on the investment portfolio to help meet short-term funding needs.

Based on the actions noted above, we believe that we have adequate cash on hand and available through liquidation of investment securities to meet a liquidity shortfall. Although we believe sufficient liquidity exists, if economic conditions continue to deteriorate and consumer confidence is not restored, this excess liquidity could be depleted, which would then materially affect our ability to meet operating needs and to raise additional capital.

As we had previously disclosed, we were attempting to raise funds via a stock issuance of Units of Bay National Corporation’s common stock and a warrant to purchase common stock.  As disclosed, commencing such offering was dependent on our being able to redeem the trust preferred securities at a discount to face value.  Our attempts to reach an agreement with the holders to redeem the trust preferred securities to date have not been successful.  As a result, we have also begun efforts to raise capital for the Bank directly through a sale of shares of common stock of the Bank.  Our current plans include efforts to conduct an offering that would in the immediate term allow us to stabilize the Bank and continue operations until we can raise the additional capital, either through Bay National Corporation or directly at the Bank, we need to regain and maintain “well-capitalized” status and support our lending and investment activities on an ongoing basis.

It is necessary for us to raise funds and to recapitalize the Bank in order for the Bank to continue operations.  The sale of common stock by the Bank will dilute the ownership interest of Bay National Corporation in the Bank.  If we cannot raise sufficient capital before the Bank reaches regulatory capital levels that will result in a receivership of the Bank, we will attempt a direct sale of the Company and/or the Bank.

Interest Rate Sensitivity

The primary objective of asset/liability management is to ensure the steady growth of our primary earnings component, net interest income. Net interest income can fluctuate with significant interest rate movements. To minimize the risk associated with these rate swings, management generally works to structure our balance sheet so that the ability exists to adjust pricing on interest-earning assets and interest-bearing liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

The measurement of our interest rate sensitivity, or “gap,” is one of the principal techniques used in asset/liability management. The gap is the dollar difference between assets and liabilities subject to interest rate pricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

The following table sets forth the amount of our interest-earning assets and interest-bearing liabilities as of March 31, 2010, which are expected to mature or reprice in each of the time periods shown:

			Maturity or repricing within
	Amount	Percent of Total	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest-earning assets
Federal funds sold and other overnight investments	$74,780,688	27.05%	$74,780,688	$-	$-	$-
Loans held for sale	3,521,032	1.27	3,521,032	-	-	-
Loans – Variable rate	96,104,389	34.76	96,104,389	-	-	-
Loans – Fixed rate	84,351,825	30.51	12,128,051	12,959,047	52,311,005	6,953,722
Investment & Other Equity Securities	17,712,371	6.41	-	1,904,220	1,999,775	13,808,376
Total interest-earning assets	$276,470,305	100.00%	186,534,160	$14,863,267	54,310,780	20,762,098

Interest-bearing liabilities
Deposits – Variable rate	$29,840,712	13.02%	$29,840,712	$-	$-	$-
Deposits – Fixed rate	191,311,778	83.49	48,774,254	124,765,639	17,771,885	-
Subordinated debt and short term borrowings	8,000,000	3.49	-	-	-	8,000,000
Total interest-bearing liabilities	$229,152,490	100.00%	$78,614,966	$124,765,639	$17,771,885	$8,000,000

Periodic repricing differences
Periodic gap			$107,919,194	$(109,902,372)	$36,538,895	$12,762,098
Cumulative gap			$107,919,194	$(1,983,178)	$34,555,717	$47,317,815

Ratio of rate sensitive assets to rate sensitive liabilities			237.28%	11.91%	305.60%	259.53%

We have 63% of our interest-earning assets and 13% of our interest-bearing liabilities in variable rate balances. Interest-earning assets exceed interest-bearing liabilities by $47.3 million. The majority of this gap is concentrated in items maturing or repricing within 0 to 3 months. This gap is generally reflective of our effort, over the past two years, to maintain flexibility in the balance sheet in a declining interest rate environment. As deposit rates have continued to drop over the past 18 months, we have elected not to extend the term on time deposits in an effort to minimize interest costs for the short-term while rates are still declining.  This analysis indicates that we will benefit from increasing market rates of interest. However, since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of interest rate sensitivity. The analysis of our interest-earning assets and interest-bearing liabilities presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration the fact that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be affected by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

Management constantly monitors and manages the structure of our balance sheet, seeks to control interest rate exposure, and evaluates pricing strategies. Strategies to better match maturities of interest-earning assets and interest-bearing liabilities include structuring loans with rate floors and ceilings on variable-rate notes and providing for repricing opportunities on fixed-rate notes. Management believes that a lending strategy focusing on variable-rate loans and short-term fixed-rate loans will best facilitate the goal of minimizing interest rate risk. However, management will opportunistically enter into longer term fixed-rate loans and/or investments when, in management’s judgment, rates adequately compensate us for the interest rate risk. Our current investment concentration in Federal funds sold and other overnight investments provides the most flexibility and control over rate sensitivity, since it generally can be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired; although, competitive factors sometimes make control over deposit maturity difficult.

In theory, maintaining a nominal level of interest rate sensitivity can diminish interest rate risk. In practice, this is made difficult by a number of factors, including cyclical variation in loan demand, different impacts on interest sensitive assets and liabilities when interest rates change and the availability of funding sources. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risk.

Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments primarily include commitments to extend credit, standby letters of credit and purchase commitments.  We use these financial instruments to meet the financing needs of our customers.  Financial instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk.  These do not represent unusual risks and management does not anticipate any losses which would have a material effect on the accompanying financial statements.

Outstanding loan commitments and lines and letters of credit at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Loan commitments	$8,021,657	$9,445,011
Unused lines of credit	45,226,882	48,046,982
Letters of credit	1,432,778	1,431,747

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  We generally require collateral to support off-balance sheet instruments with credit risk on the same basis as we do for on-balance sheet instruments. The collateral is based on management's credit evaluation of the counter party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  Each customer's credit-worthiness is evaluated on a case-by-case basis.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Capital Resources

Our stockholders’ deficit at March 31, 2010 was $3.6 million as compared to $992,323 at December 31, 2009. The decrease in capital is a result of the operating loss incurred for the three months ended March 31, 2010.

Banking regulatory authorities have implemented strict capital guidelines directly related to the credit risk associated with an institution’s assets.  Banks and bank holding companies are required to maintain capital levels based on their “risk-adjusted” assets so that categories of assets with higher “defined” credit risks will require more capital support than assets with lower risks. The Bank is currently considered “critically undercapitalized” under these capital guidelines.

In addition, the Reserve Bank Agreement prohibits Bay National Corporation from paying dividends on any of its securities, and the Consent Order prohibits the Bank from paying dividends to Bay National Corporation (which is Bay National Corporation’s main source of funds to pay dividends on its securities), without the consent of our regulators.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of total deposits to core deposits as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
Total deposits	$275,921,493	$281,503,453
National market certificates of deposit	(165,785,483)	(165,518,431)
Variable balance accounts (1 customer at March 31, 2010 and December 31, 2009)	(6,591,411)	(7,7070,688)
Portion of variable balance accounts considered to be core	3,000,000	3,000,000
Core deposits	$106,544,599	$111,914,334

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and we follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

We account for income taxes under the liability method.  Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date.  A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable.  The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

As of the end of the period covered by this quarterly report on Form 10-Q, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Bay National Corporation’s disclosure controls and procedures.  Based upon that evaluation, Bay National Corporation’s Chief Executive Officer and Chief Financial Officer concluded that Bay National Corporation’s disclosure controls and procedures are effective as of March 31, 2010.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Bay National Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Bay National Corporation’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, Bay National Corporation’s internal control over financial reporting.

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

The statements presented herein with respect to, among other things, the Company’s plans, objectives, expectations and intentions, including statements regarding the impact of the transaction with Hebron Savings Bank, the impact of our current plan to shrink the Bank and preserve and increase capital and the impact thereof, including decreased assets, the Company’s expectations with respect to resolving issues in its loan portfolio, potential increases in capital levels, liquidity and capital ratios, changes in loan growth, investment strategies,  future sources of income, decreased salaries and benefits expenses, increased data processing costs, losses from off-balance sheet transactions, liquidity including anticipated sources of liquidity, the allowance for credit losses, interest rate sensitivity, deferral of interest payments on the trust preferred securities, future market conditions, the funding of loan commitments and letters of credit, the impact of the resignation of the loan officer managing the workout of troubled Towson mortgage loans on credit administration, capital raising efforts and the impact thereof and financial and other goals, as well as statements with respect to the future status of our loan portfolio are forward-looking. These statements are based on the Company’s beliefs and assumptions, and on information available to it as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report on Form 10-Q; the Company’s dependence on key personnel; risks related to the Bank’s choice of loan portfolio; continuing declines in the real estate market in the Company’s markets and in the economy generally, or a slower than anticipated recovery; risks related to the Bank’s lending limit; risks of a competitive market; the impact of any new or amended government regulations on operating results; and the effects of developments in technology. For a more complete discussion of these risks and uncertainties, see the discussion under the caption “Risk Factors” in Bay National Corporation’s Form 10-K for the year ended December 31, 2009. The Company’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and the Company undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  (Removed and Reserved).

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

Bay National Corporation

Date: May 17, 2010	By:	/s/ Hugh W. Mohler
Hugh W. Mohler, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ David E. Borowy
David E. Borowy, Senior Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)